Form 10QSB
period 1996-03-31
AMERICAN CHURCH MORTGAGE CO
filed 1996-08-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                               FORM 10-QSB



           [X] Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
              For the Quarterly Period Ended March 31, 1996

                                   or

           [ ] Transition Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
        For the Transition Period from ------------to------------




                     Commission File Number 33-87570

            I.R.S. Employer Identification Number 41-1793975

                    American Church Mortgage Company

          Incorporated Under the Laws of the State of Minnesota

                        10237 Yellow Circle Drive
                         Minneapolis, MN  55343
                       Telephone:  (612) 945-9455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such requirements for the past 90 days. Yes  X   No

The number of shares outstanding of the Registrant's stock as of May 1, 1996 was:

                240,000 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                    Page
                                                             No.



                      PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Balance Sheets
          March 31, 1996 and December 31, 1995 . . . .       3

          Statements of Income
          Quarters Ended March 31, 1996 and 1995
          and Period from Inception (May 27, 1994)
          through March 31, 1996 . . . . . . . . . . .       4

          Statements of Cash Flows
          Quarters Ended March 31, 1996 and 1995
          and Period from Inception (May 27, 1994)
          through March 31, 1996 . . . . . . . . . . .       5

          Notes to Financial Statements . . . . . . .        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . .        7

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . .      10

Item 6.   Exhibits and Reports on Form 8-K . . . . . .      10

          Signatures . . . . . . . . . . . . . . . . .      10

AMERICAN CHURCH MORTGAGE COMPANY (A Development Stage Company)
BALANCE SHEETS
<CAPITON>
                               March 31, 1996           December 31, 1995
                                (Unaudited)
ASSETS:

CASH and CASH EQUIVALENTS       $ 136,000                $ 135,282

Prepaid Expenses                      695                        0
                                  -------                  -------
                                  136,695                  135,282

Deferred Offering Costs            93,227                  107,295

Organizational Expenses,
 net of accumulated
 amortization March 31, 1996
 $556; December 31, 1995 $480         996                    1,071
                                  -------                  -------
                               $  230,918                $ 243,648

LIABILITIES AND SHAREHOLDER'S
EQUITY:

Accounts Payable               $   37,890                $  49,493

Note Payable                   $   14,109                $       0

Shareholder's Equity
  Common stock, par value
  $.01 per share; authorized
  30,000,000 shares; issued
  and outstanding
  20,000 shares                       200                      200

  Additional paid-in capital      199,800                  199,800

  Deficit accumulated during
  the development stage           (21,081)                  (5,845)

Total shareholder's equity        178,919                  194,155
                                  -------                  -------
                               $  230,918                $ 243,648

See Notes to Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY (A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

                             For the Three      For the Three     Period From
                             Months Ended       Months Ended     May 27, 1994
                               March 31,          March 31,      (Date of
                                 1996               1995         Inception)
                                                                 to March 31,
                                                                    1996
Interest Income             $   23,671         $       787       $    28,838

Expenses
  Professional fees             15,378                   0            20,169
  Director fees                      0                   0             2,000
  Amortization                      76                  76               556
  Escrow Interest Expense       22,248                   0            22,248
  Other                          1,205                 294             4,946
                             ---------           ---------         ---------
                                38,907                 370            49,919

  Net Loss                  $  (15,236)        $       417       $   (21,081)

Income (Loss) Per Common
 Share                      $     (.76)        $       .02       $     (1.05)

Weighted Average Common
 Shares Outstanding             20,000              20,000            20,000

See Notes to Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY (A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
                               For the Three  For the Three     Period From
                               Months Ended   Months Ended      May 27, 1994
                                 March 31,      March 31,   (Date of Inception)
                                  1996           1995        to March 31, 1996
Cash Flows From Operating
 Activities
 Net Loss                      $ (15,236)    $     417          $  (21,081)
 Adjustments to reconcile net
  income (loss) to net cash
  used in operating
  activities:
   Amortization                       76            76                 556
     Increase in prepaid
      expenses                      (695)         (348)               (695)
     Increase (Decrease)
      in notes payable            14,109             0              14,109
     Increase (Decrease)
      in accounts payable        (11,604)            0             (11,604)
     Net cash used in
      operating activities       (13,350)          145             (18,715)

Cash Flows From Investing
 Activities
  Amount received in payment
  of common stock
  subscription                         0             0             200,000
 Organization expenses                 0             0              (1,551)

Cash Flows From Financing
 Activities
  Payment (Increase) of
  deferred offering costs         14,068       (14,800)           (43,734)

  Net cash provided by
  (used in) financing
  activities                      14,608       (14,800)           154,715

  Net increase (decrease)
  in cash                            718       (14,655)           136,000

Cash
   Beginning of period           135,282       149,023                  0

   End of period               $ 136,000     $ 134,368          $ 136,000

Supplemental Schedule of
 Noncash Financing
 Activities
  Deferred offering costs
  financed through account
  payable/notes payable        $   2,505     $  16,299          $  51,999

See Notes to Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY (A Development Stage Company)


NOTE TO UNAUDITED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for a fair presentation of results of operations, financial position, and changes in cash flow in conformity with generally accepted accounting principles. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The results of operations for the three months ended March 31, 1996, are not indicative of the results of operations to be expected for the full year ending December 31, 1996.

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1995, audited financial statements included in the Company's Annual Report on Form 10-QSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

Note 2.   Subsequent Event

On or about April 15, 1996, the Company commenced active business operations after it surpassed the "Minimum Amount" in its "best-efforts, minimum/maximum" public offering of its common stock. Since April 15, 1996 and as of May 1, 1996 the Company has funded three first mortgage loans to churches in the aggregate principal amount of $1,012,000.

                        AMERICAN CHURCH MORTGAGE COMPANY

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

  The Company was founded in May 1994, and as of March 31, 1996, had not conducted active business operations, and, therefore, had no operating revenues. However, the Company commenced active business operations on approximately April 15, 1996 after completion of the "Minimum Amount" in its public stock offering (described below). On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share ($20,000,000) under SEC File 33-87570. The Company's offering is being underwritten and sold on a "best efforts, minimum/maximum" basis under which at least 200,000 shares ($2,000,000) were required to be sold on or before April 15, 1996 to not less than 100 individuals (the "Minimum Offering"). As of April 15, 1996, approximately 216,000 shares ($2,160,000) were subscribed for and funds received by the Escrow Agent, not including 20,000 shares ($200,000) previously purchased by the Company's initial stockholder--DRM Holdings, Inc. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from Inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Underwriter--American Investors Group, Inc., an affiliate of the Company. Since the Company began active business operations on or about April 15, 1996, and as of May 1, 1996, it has funded three first mortgage loans to churches, in the aggregate principal amount of $1,012,000. The funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available either through the sale of additional shares in the public offering; prepayment, repayment at maturity and renewal of mortgage loans made by the Company; borrowed funds; and through dividends reinvested under the Company's Dividend
Reinvestment Plan.   The "best efforts" public offering of the Company's
shares is expected to continue through November 11, 1996, however, there can be no assurance that all or a meaningful number of the remaining shares being offered will be sold. The Company and the Dealer Manager (American Investors Group, Inc.) may discontinue the public offering at any time.

Financial Condition

  Total assets of the Company decreased $12,730 from December 31, 1995 to March 31, 1996, primarily as a result of payment by the Company of a $14,109 offering expense, the result of which reduced Deferred Offering Costs and created a Note Payable of $14,109, which note has since been repaid by the Company.

Results of Operations

  As of March 31, 1996, the Company had not commenced its business of making mortgage loans to churches, pending achievement of the Minimum Offering.
As a result, income had been limited almost entirely to interest on cash equivalents held by the Company in the form of a certificate of deposit. Income for the quarter ended March 31, 1996 was $23,671.00. While the Company's business of making mortgage loans had not yet commenced for the reasons stated above, expenses related primarily to the Company's public offering and limited loan processing and loan underwriting activities have been incurred. For this reason, overall expenses of the Company (including a $15,236 net loss for the quarter ended March 31, 1996) have continued, resulting in an accumulated deficit of $21,081 as of March 31, 1996.

Liquidity and Capital Resources

  Although as of March 31, 1996 the Company had not yet commenced the active business of making mortgage loans, and, therefore, had no operating revenues, officers of the Company's advisor (Church Loan Advisors, Inc.) had begun to compile a list of potential borrowers desiring borrow funds. As of May 1, 1996, the Company has funded first mortgage loans to three churches in the aggregate principal amount of $1,012,000. The Company anticipates that two additional first mortgage loans in the aggregate principal amount of approximately $800,000 will be funded in May, 1996. Future first mortgage loans will be funded as additional shares of the Company's common stock are sold in the public offering. Notwithstanding the foregoing, there can be no assurance that all or a substantial number of the remaining shares being offered in the public offering will be sold. The offering period for the public offering expires on or about November 11, 1996, however, the offering may be discontinued at any time prior thereto at the option of the Company and the Dealer Manager.

  On March 31, 1996, the Company had no assets other than the $200,000 cash paid by its promoter for the 20,000 shares owned by it ($10.00 per share) and had incurred no material obligations, other than accumulated and unpaid expenses pertaining to the public offering. The initial $200,000 capital contribution by the promoter has been partially used to pay legal and accounting costs relating to the organization of the Company, Independent Director's fees and certain professional and other fees and costs associated with the public offering. Subsequent to March 31, 1996, on or about April 15, 1996, the Company booked additional paid-in capital of $2,019,205 in connection with the sale of Company's stock in the public offering.

  The Company anticipates that its revenue will be derived principally from interest income, and secondarily, origination fees, renewal fees and "administrative" fees generated by mortgage loans made by it. The Company will also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its shareholders, and on income generated on church bonds it may purchase and own.

  The Company began generating operating revenues shortly after April 15, 1996 upon completion of the Minimum Offering, through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) through implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. The principal expenses of the Company will be Advisory Fees, legal and accounting fees, communications with its shareholders, and the expenses of its stock transfer agent, registrar and dividend reinvestment agent.

  The public offering of its shares is expected to continue on a "best efforts" basis up to November 11, 1996. However, there can be no assurance that all or significant number of the shares remaining in the public offering will actually be sold. During and after sales of shares in its public offering, the Company's capital needs are expected to be met by (i) continued sale of the shares in the public offering until the maximum offering of $20,000,000 is achieved (or at such earlier time as the Company may in its discretion discontinue the public offering); (ii) prepayment, repayment at maturity and renewal of mortgage loans made by the Company, and (iii) borrowed funds. The Company believes that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Company's Dividend Reinvestment Plan, will provide an on-going source of capital to fund its business operations in future years. Nevertheless, the Company believes that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance its capacity to make mortgage loans on a continuous basis. There can be no assurance that the Company will be able to raise additional capital on terms acceptable for such purposes. Although the Company may borrow funds in an amount not to exceed 50% of its Average Invested Assets in order to increase its lending capacity, it has not secured a source for such borrowing.


                Balance of page intentionally left blank
















                                Page 8 of 9
                                  PART II

                             OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits filed with Form 10-QSB
          None

     b)   The Company filed a report on Form 8-K dated March 13, 1996
          (filed March 20, 1996) in which it reported a change in its Certifying Accountants effective as of such date. As reported therein, the Board of Directors of the Company approved the dismissal of McGladrey & Pullen as the Company's Certifying Accountants and the engagement of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Company's new Certifying Accountants.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:                                        May 3, 1996


                              AMERICAN CHURCH MORTGAGE COMPANY



                              By:  V. James Davis
                                   V. James Davis
                                   Chief Executive Officer, Treasurer
                                   (and Chief Financial Officer)


                              By:  David G. Reinhart
                                   David G. Reinhart
                                   Vice President and Secretary