Form 10QSB
period 1996-10-31
AMERICAN CHURCH MORTGAGE CO
filed 1996-11-12
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



FORM 10-QSB



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1996

or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ------------to------------




Commission File Number 33-87570

I.R.S. Employer Identification Number 41-1793975

American Church Mortgage Company

Incorporated Under the Laws of the State of Minnesota

10237 Yellow Circle Drive
Minnetonka, MN  55343
Telephone:  (612) 945-9455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such requirements for the past 90 days.  Yes  X   No

The number of shares outstanding of the Registrant's stock as of September 30, 1996 was:

  292,606 Shares of Common Stock Outstanding

AMERICAN CHURCH MORTGAGE COMPANY



	INDEX                           Page
											  No.



	PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements:

Balance Sheets
 September  30, 1996 and December 31, 1995........................3

Statements of Income
 Nine Month Periods Ending September 30, 1996 and 1995............4
 Interim Three Month Periods Ending
  September  30, 1996 and 1995....................................4
Period from May 27, 1994 (Date of Inception) to
  September 30, 1996..............................................4

Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995.....................5
Period from May 27, 1994 (Date of Inception) to
 September 30, 1996 ..............................................5

Statements of Stockholders Equity.................................6

Notes to Financial Statements.....................................7

Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations.............................8

		      PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders......11

Item 6. Exhibits and Reports on Form 8-K.........................11

	Signatures'..............................................11

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS (A Development Stage Company)

ASSETS                           September 30, 1996      December 31, 1995

Current Assets
Cash and equivalents             $     592,045         $      135,282
Prepaid expenses                           695                      0
Current maturities of
 loans receivable                       33,722                      0
										 -------                -------
										 626,462                135,282

Loans Receivable, net of
 current maturities                  2,022,698                      0

Bonds Receivable                        72,805                      0

Deferred Offering Costs                      0                107,295

Organizational Expenses,
 net of accumulated
amortization Sept. 30,
1996 $708; Dec. 31, 1995 $480              844                   1,071
									      ----------              ----------
									$   2,722,809         $       243,648
									      ==========              ==========
LIABILITIES AND SHAREHOLDER'S
 EQUITY:

Current Liabilities
	Accounts payable                $      1,022          $        49,493
	Dividends payable                     62,344                        0
									       --------                ---------
	  Total Current Liabilities           63,366                   49,493

Deferred Income                  $     38,415          $             0

Shareholder's Equity
	Common stock, par value $.01
 per share;     authorized
 30,000,000 shares; issued
	and outstanding 292,606 shares
	as of Sept. 30, 1996, 20,000
 shares as of Dec. 31, 1995              2,926                      200
	Additional paid-in capital          2,663,104                  199,800
	Deficit accumulated during the
	 development stage                    (45,002)                  (5,845)
									       ---------                ---------
	  Total shareholder's equity        2,621,028                  194,155

									 $ 2,722,809          $       243,648

See Notes to Financial Statements














Page 3 of 11

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS (A Development Stage Company)

								             Three Months Ended          Nine Months Ended          Period From
								                September 30th             September 30th           May 27, 1994                   (Date of Inception)
	                                                      																			  to September 30th,
			                      1996       1995            1996       1995              1996
Revenues
  Interest Income       $   57,756    $  1,216    $   125,073    $  1,991        $   130,240
  Origination Income         1,613           0          4,640           0              4,640
							                     ------       -----        -------       -----            -------
								                    59,369       1,216        129,713       1,991            134,880

Expenses
   Professional fees         2,261       7,570         11,753           0             16,543
   Director fees               800           0              0           0              2,000
   Amortization                 76          76            228         152                708
   Escrow Interest
      Expense                    0           0         37,274           0             37,274
   Other                     7,169         701         10,603         567             14,345
                    		      ------       -----        -------       -----            -------
								                    10,306       8,347         59,858         719             70,870


Net Income (Loss)       $   49,063    $ (7,131)   $    69,855    $  1,272        $    64,010
              								      ======       =====        =======       =====            =======
Income (Loss) Per
 Common Share           $      .18    $   (.36)   $       .27    $    .06        $       .97

Weighted Average
 Common Shares
	 Outstanding              270,881      20,000        257,074      20,000             66,014

See Notes to Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS (A Development Stage Company)

                        				   For the Nine      For the Nine        Period From
				                           Months Ended    Months Ended         May 27, 1994
										                    September 30,     September 30,    (Date of Inception)
										                        1996              1995          to September 30th,
                                                                        1996

Cash Flows From
 Operating Activities
Net Income (Loss)                 $    69,855         $   (5,858)      $     64,010
Adjustments to reconcile net
 income (loss) to net cash
  used in operating activities:
	Amortization                             228                228                708
	Increase (Decrease) in
   prepaid expenses                      (695)              (348)              (695)
	Increase (Decrease) in
   deferred income                     38,415                  0             38,415
	Increase (Decrease) in
   accounts payable                   (48,472)            17,700            (48,472)
										                            -------             ------          ---------
	Net cash used in operating
   activities                          59,331             11,722             53,966


Cash Flows From Investing
 Activities
	Organizational expenses                    0                (35)            (1,551)
	Investment in mortgage loans      (2,070,288)                 0         (2,070,288)
	Collections of mortgage loans         13,868                  0             13,868
	Investment in bonds                  (72,805)                 0            (72,805)
                     										     ---------             ------          ---------
	  Net cash used for investing
    activities                     (2,129,225)               (35)        (2,130,776)
Cash Flows From Financing
 Activities
	Proceeds from stock offering       2,526,657                  0          2,526,657
	Amounts received in payment of
		common stock subscription                 0                  0            200,000
	Payment of deferred offering
   costs                                    0            (25,772)           (57,802)
                     										     ---------            -------          ---------
	   Net cash from (used for)
     financing activities           2,526,657            (25,772)         2,668,855

	Net increase (decrease) in cash      456,763            (14,085)           592,045

Cash
	Beginning of period                  135,282            149,023                  0

	End of period                   $    592,045         $  134,938       $    592,045
                     										      ========            =======            =======

See Notes to Financial Statements












AMERICAN CHURCH MORTGAGE COMPANY (A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY

                                                  																				    Deficit
																                                                  				Accumulated
															                                         Additional      During the
									                     Common Stock                Paid-In      Development
								                   	Shares          Amount          Capital         Stage
Balance, May 27, 1994
	(Date of Inception)           0        $      0     $          0         $         0

	Issuance of 20,000
   shares of
		common stock           20,000             200          199,800

	Net loss                                                                                             (4,522)
                 								------          ------         --------            --------
Balance, December
 31, 1994                20,000             200          199,800              (4,522)

	Net loss                                                                                             (1,323)
	                								------          ------        ---------            --------

Balance, December
 31, 1995                20,000             200          199,800              (5,845)

Issuance of 272,606
 shares of
	common stock           272,606           2,726        2,463,104

Net Income                                                                    69,855

Dividends Declared                                                          (109,012)

          						       -------         -------        ---------           ---------
Balance, September
 30, 1996
	(unaudited)            292,606       $   2,926     $  2,663,104       $     (45,002)
              								  =======          ======        =========           =========


See Notes to Financial Statements



















AMERICAN CHURCH MORTGAGE COMPANY

NOTE TO UNAUDITED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for a fair presentation of results of operations, financial position, and changes in cash flow in conformity with generally accepted accounting principles. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The results of operations for the nine months ended September 30, 1996, are not indicative of the results of operations to be expected for the full year ending December 31, 1996.

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1995, audited financial statements included in the Company's Annual Report on Form 10-QSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1995.

Note 2. Subsequent Event

On or about April 15, 1996, the Company commenced active business operations after it surpassed the "Minimum Amount" in its "best-efforts, minimum/maximum" public offering of its common stock. Since April 15, 1996 and as of September 30, 1996 the Company has funded six first mortgage loans to churches in the aggregate principal amount of $2,070,288 and purchased $100,000 principal amount of mortgage secured church bonds for $72,805.

	AMERICAN CHURCH MORTGAGE COMPANY

	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

	The Company was founded in May 1994, began a "best efforts" offering of its common stock on July 11, 1995, and commenced active business operations on approximately April 15, 1996 after completion of the "Minimum Amount" in its public offering (described below). Consequently, for the years ended December 31, 1994 and 1995, the Company had no operating revenues.

	On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. As of such date the Company has sold 272,000 shares to approximately 240 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial stockholder DRM Holdings, Inc. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from Inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Underwriter-- American Investors Group, Inc., an affiliate of the Company.

	Between the date upon which the Company began active business operations (April 15, 1996), and the end of the its last fiscal quarter (September 30, 1996), it funded six first mortgage loans to churches, in the aggregate principal amount of $2,070,288 and purchased $100,000 principal amount of church-issued, mortgage-secured bonds for an aggregate purchase
price of $72,805.   Funding of additional first mortgage loans is expected
to continue on an on-going basis as the Company's investable assets become available through (I) the sale of additional shares in the public offering;
(ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment
Plan.   The "best efforts" public offering of the Company's shares is expected to continue through November 8, 1996, however, there can be no assurance that a meaningful number of the remaining shares being offered will be sold. As of September 30, 1996, a total of 292,606 shares of the Company's common stock were issued and outstanding held by approximately 241 investors. The Company and the Dealer Manager (American Investors Group, Inc.) may discontinue the public offering at any time.

Results of Operations

	The Company's business is to extend mortgage loans to churches and other non-profit religious organizations and to purchase for investment mortgage secured bonds issued by churches and other non-profit religious organizations, and to operate as a real estate investment trust for tax purposes by distributing at least 95% of taxable income to shareholders in the form of dividends. As of September 30, 1996, the Company had funded six first mortgage loans to churches for an aggregate amount of $2,070,288 and purchased $100,000 principal amount of church-issued mortgage-secured bonds for a purchase price of $72,805. The loans made by the Company range in interest rate charged to the borrowers from 9.25% for annually adjustable, 20 year amortized loans, to 11.25% for 15 year fixed interest rate loans. As of September 30, 1996, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.76%. The Company's portfolio of bonds has a current yield of 11.68% and a yield to maturity of 16.78%.

	Net income for the Company's fiscal quarter ended September 30, 1996, reflecting 90 days of operations, was $49,063 on total revenues of $59,369. Net Income for the Company's nine month period ending September 30, 1996 was
$69,855 on total revenues of $129,713.   Interest income earned on the
Company's portfolio of loans for the three month period and nine month periods ending September 30, 1996 were $57,756 and $125,073 respectively.

Excluded from revenue for the nine month period ending September 30, 1996 is $38,415 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividend declared and to be paid to shareholders for the quarter ending September 30, 1996 includes origination income even though it is not recognized in its entirety for the period under GAAP.

	The Company's Board of Directors declared a dividend of $.23125 for each share held of record on September 30, 1996 for the fiscal quarter ending September 30, 1996. During the Company's public offering, dividends are computed and paid to each shareholder based on the number of days during a quarter that the shareholder owned his or her shares. Based on the 90 day quarter of operations, the Company's dividend represents a 9.25% annualized yield to its shareholders.

	Total assets of the Company increased from $243,648 as of December 31, 1995 to $2,722,809 as of September 30, 1996, primarily as a result of the sale and issuance of the Company's common stock pursuant to its public offering. Shareholders' Equity rose from $194,155 to $2,621,028 for the same reason. Company liabilities at the end of the September 30, 1996 quarter are primarily comprised of a "Deferred Income" item, reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared and payable as of September 30, 1996.

Liquidity and Capital Resources

As of September 30, 1996, the Company had funded first mortgage loans to six
churches in the aggregate principal amount of $2,070,288.   As additional
shares of the Company's common stock are sold in the public offering, the Company intends to fund future first mortgage loans. Notwithstanding the foregoing, there can be no assurance that the Company will sell any meaningful number of the remaining shares in the public offering. The offering period for the public offering expires on or about November 8, 1996, and the offering could be discontinued at any time prior thereto at the option of the Company and the Dealer Manager.

	On March 31, 1996, the Company had no assets other than the $200,000 cash paid by its promoter for the 20,000 shares owned by it ($10.00 per share) and had incurred no material obligations, other than accumulated and unpaid expenses pertaining to the public offering. The initial $200,000 capital contribution by the promoter has been partially used to pay legal and accounting costs relating to the organization of the Company, Independent Director's fees and certain professional and other fees and costs associated with the public offering. Subsequent to March 31, 1996, on or about April 15, 1996, the Company recorded additional paid-in capital of $2,019,205 in connection with the sale of Company's stock in the public offering.

	The Company anticipates that its revenue will be derived principally from interest income, and secondarily, origination fees generated by mortgage loans that it has made. The Company will also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its shareholders, and on income generated on church bonds it may purchase and own.

	The Company began generating operating revenues shortly after completion of the Minimum Offering on April 15, 1996, through (I) permitted temporary investments of the net proceeds from the sale of the shares, and
(ii) implementation of its business plan of making mortgage loans to churches. The principal expenses of the Company will be Advisory Fees, legal and accounting fees, director fees, costs associated with its communications with shareholders, and the expenses of its stock transfer agent, registrar and dividend reinvestment agent. Personnel, office space and other administrative expenses are absorbed by the Advisor pursuant to the Advisory Agreement.

	The public offering of up to 2,000,000 shares ($20,000,000) of the Company's common stock is expected to continue on a "best efforts" basis up to November 8, 1996. However, there can be no assurance that any meaningful number of additional shares will actually be sold. After the initial offer and sale of shares in its public offering, the Company's capital needs are expected to be met in the future by (I) additional sales of its common stock);
(ii) prepayment, repayment at maturity and renewal of mortgage loans made by the Company; (iii) borrowed funds, and (iv) the receipt of additional paid-in capital through the reinvestment of dividends by shareholders pursuant to the Company's Dividend Reinvestment Plan. The Company believes that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Company's Dividend Reinvestment Plan, will provide an on-going source of capital to fund its business operations for the foreseeable future. Nevertheless, the Company believes that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance its capacity to make mortgage loans on a continuous basis and to maximize the Company's earnings. There can be no assurance that the Company will be able to raise additional capital on terms acceptable for such purposes. Although the Company may borrow funds in an amount not to exceed 50% of its Average Invested Assets in order to increase its lending capacity, it has not secured a source for such borrowing.






Balance of page intentionally left blank

              PART II

	OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.



Item 6.  Exhibits and Reports on Form 8-K

	a)      Exhibits filed with Form 10-QSB
		None

		SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

	Dated:  November 1, 1996


					 AMERICAN CHURCH MORTGAGE COMPANY



				     By:____________________________________
						 V. James Davis
					 Chief Executive Officer, Treasurer
					   (and Chief Financial Officer)


				     By:____________________________________
						 David G. Reinhart
					  Vice President and Secretary