Form 10KSB
period 1996-12-31
AMERICAN CHURCH MORTGAGE CO
filed 1997-03-18
CIK 934543

As filed with the Securities and Exchange Commission on March 19, 1997

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

-----------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended
        December 31, 1996

        or

[  ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the Transition Period
        from __________ to __________.

------------------------------------------------------------------------------


                    Commission File Number 33-87570


                   AMERICAN CHURCH MORTGAGE COMPANY

------------------------------------------------------------------------------


          (Exact name of small business issuer in its charter)

                           10237 Yellow Circle Drive
                             Minneapolis, MN 55343
                           Telephone: (612) 945-9455

             I.R.S. Employer Identification No. 41-1793975

tate or other jurisdiction of incorporation or organization: Minnesota

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ x ]

State issuer's revenues for its most recent fiscal year:                $217,390

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
      Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock
as of March 19, 1997 was:     362,574.
                           -----------

            DOCUMENTS INCORPORATED BY REFERENCE: NONE
------------------------------------------------------------------------------

                 AMERICAN CHURCH MORTGAGE COMPANY
                          FORM 10-KSB


                                                                        Page
                             INDEX                                       No.

                                          PART I

Item 1.      Description of Business............................         3

Item 2.      Description of Property............................        10

Item 3.      Legal Proceedings..................................        10

Item 4.      Submission of Matters to a Vote of Security Holders        10

                                         PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters........................        10

Item 6.      Management's Discussion and Analysis
             or Plan of Operation...............................        12

Item 7.      Financial Statements:..............................        14

                     Balance Sheet
                     December 31, 1996 and 1995.................       F-2

                     Statement of Operations
                     Years Ended December 31, 1996 and
                          December 31, 1995.....................       F-4

                     Statements of Stockholders' Equity
                     December 31, 1996 and 1995.................       F-5

                     Statements of Cash Flows
                     Years Ended December 31, 1996 and
                          December 31, 1995.....................       F-6

                     Notes to Financial Statements..............       F-8

Item 8.      Changes In and Disagreements With
             Accountants on Accounting and Financial Disclosure.        14

                                       PART III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16 (a) of the
             Exchange Act.......................................        14

Item 10.     Executive Compensation.............................        16

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management.........................................        17

Item 12.     Certain Relationships and Related Transactions.....        18

Item 13.     Exhibits and Reports on Form 8-K...................        20

                                   PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

             Incorporated as a Minnesota corporation on May 27, 1994, the Company operates as a Real Estate Investment Trust ("REIT") and is engaged in the business of making mortgage loans to churches and other non-profit religious organizations. The Company makes loans throughout the United States. The principal amount of such loans ranges from $100,000 to $1,000,000. The Company may also invest up to 30% of its Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. As of the date of this Report, the Company has made loans to seven churches in the aggregate amount of $2,802,000, with the average size being $400,000. The Company has also purchased in the secondary market for $46,412 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $50,000, and for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. Subject to supervision of the Company's Board of Directors, the business of the Company is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to the Company. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which served as dealer-manager of the Company's public offering of its common stock. Two of the Advisor's principals serve as directors of the Company.

RECENT PUBLIC OFFERING

             On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share ($20,000,000) under SEC File 33-87570. The Company's offering was underwritten by its affiliate American Investors Group, Inc. ("American") on a "best efforts" basis and terminated on November 8, 1996 with 335,481 shares having been sold in the public offering. The Company plans to initiate another public offering of its shares ($.01 par value common stock) in the near future, however, the number of shares and underwriter have not yet been identified.

THE COMPANY'S BUSINESS ACTIVITIES

             The Company's business is managed by Church Loan Advisors, Inc., Minneapolis, Minnesota (the "Advisor"). The Advisor's affiliate, American has been engaged since January 1987, in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting such bonds, American reviews financing proposals, analyzes a prospective borrower's financial capability, and structures, markets and sells, mortgage-backed bond securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American, have been engaged in the business of church financing since 1983, with a combined experience of approximately 53 years in this business. Since its inception, American has underwritten approximately 120 church bond financings, in which approximately $145 million in first mortgage bonds have been sold to public investors. The average size of a single church bond financing underwritten by American since its inception is approximately $1.5 million.

             In the course of its business, American has identified a demand from potential borrowers for smaller loans of $100,000 to $1,000,000. Because of the regulatory and administrative expenses associated with the bond financing business, American believes that the economic feasibility of this form of financing has diminished for financings under $750,000. As a result, the Company believes that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reticence of banks toward lending to churches for other than economic reasons. The Company's objective is to provide a lending source to this segment of the industry, capitalizing on the human resources available at American and the Advisor and the marketing, advertising and general goodwill of American.

FINANCING BUSINESS

             The Company's primary business is to make first mortgage loans in amounts ranging from $100,000 to $1,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. The Company will apply essentially all of its working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. The Company seeks to enhance returns on investments on such loans by (i) emphasizing shorter-term (0-5 years) and mid-term (5-15 years) loans and construction loans (although there is no limit on the term of loans the Company will make); (ii) seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan; (iii) making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and (iv) purchasing a limited amount of mortgage- secured debt securities having various maturities issued by churches and other non-profit religious organizations. The Company's policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase. All other mortgage loans made by the Company (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of the Company. Although the Company will attempt to make mortgage loans for terms of short (0-5 years) or medium (5-15 years) duration, and/or with variable interest rate provisions, it may make longer-term fixed-rate loans in its discretion, in order to reduce the risk to the Company of downward interest rate fluctuations.

             The   Company's   lending  and  investing   operations,   including
determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on behalf of the Company by the Advisor. Employees and agents of the Advisor conduct all aspects of the Company's business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications; (iv) closing the loans; (v) servicing the loans; and (vi) administering the Company's day-to-day business. In consideration of its services to the Company, the Advisor is entitled to receive a fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company payable monthly.

CURRENT FIRST MORTGAGE LOAN TERMS

             The Company offers prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest, the U.S. Treasury 10-Year Notes, or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by the Company may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in the Company's portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to the Company on its mortgage loan portfolio;
(vi) local and national economic factors; and (v) actual experience in borrowers' demand for the loans. In addition, the Company may make mortgage loans on terms other than those identified in its list of Loan Types. Subject to change, modification or elimination at the complete discretion of the Company, the following is a list of the Loan Types which the Company currently makes available:

               LOAN TYPE                                INTEREST RATE (1)                 ORIGINATION FEE (2)
15 Year Term (3)                         Fixed @ Prime + 3.0%                                         4.0%
20 Year Term (3)                         Variable Annually @ Prime + 1.25%                            3.0%
Renewable Term  (4)                      Fixed @ Prime plus:
     3 Year                                     2.00%                                                 3.5%
     5 Year                                     2.50%                                                 3.5%
     7 Year                                     2.75%                                                 3.5%
Construction 1 Year Term                 Fixed @ Prime + 3.75%                                        2.0%
=======================================  ================================================ =============================

      (1)       "Prime" means the prime rate of interest charged to preferred customers, as published by a federally chartered bank identified by the Company.

      (2) Origination fees are based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to the Advisor. See "The Advisory Agreement."

      (3)       Fully amortized repayment term.

      (4) Renewable term loans are repaid based on a 20-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 20 years. A fee of 1% is charged by the Company upon the date of each renewal. If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus two percent (2%).

THE ABOVE TABLE DESCRIBES CERTAIN MATERIAL TERMS OF LOAN TYPES, INTEREST RATES AND FEES CURRENTLY OFFERED AND CHARGED BY THE COMPANY. THE TABLE DOES NOT, HOWEVER, PURPORT TO IDENTIFY ALL POSSIBLE LOAN TYPES, TERMS, RATES, AND FEES THE COMPANY MAY OFFER FROM TIME-TO-TIME. THE COMPANY MAY DETERMINE AT ANY TIME TO MODIFY THE TERMS IDENTIFIED ABOVE AND/OR OFFER LOAN TERMS DIFFERENT THAN ANY OF THE LOAN TYPES, INTEREST RATES AND FEES IDENTIFIED ABOVE.




MORTGAGE LOAN PROCESSING AND UNDERWRITING

      Mortgage loan applications are prepared and verified by the Advisor's personnel in the Company's Loan Origination and Underwriting Department. Verification procedures are designed to assure a borrower's qualification under the Company's Financing Policies which are specifically identified herein and include, among other things, obtaining; (i) written applications (and exhibits) signed and authenticated by the prospective borrower in form and substance dictated by the Company; (ii) financial statements in accordance with the Company's Financing Policies; (iii) corporate records and other organizational documents of the borrower; (iv) preliminary title report or commitment for mortgagee title insurance, and (v) a real estate appraisal in accordance with the Financing

Policies. All appraisals and financial statements will be prepared by independent third-party professionals who are pre-approved based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to the Company's Underwriting Committee which is comprised of the Advisor's President and Vice-President, the Company's President, Chairman and the Director of Underwriting of American. The Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting the Company's underwriting criteria. The Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half will be payable to the Advisor.

 LOAN COMMITMENTS

      Subsequent to approval by the Company's Underwriting Committee, and prior to funding a loan, the Company may issue a loan commitment to qualified applicants. A modest loan commitment fee may be charged by the Company. Commitments indicate the loan amount, origination fees, closing costs, underwriting expenses (if any), funding conditions, approval expiration dates and interest rate and other terms. Commitments generally set forth a "prevailing" interest rate that is subject to change in accordance with market interest rate fluctuations until the final loan closing documents are prepared, at which time the Company commits to a stated interest rate. In certain cases the Company may establish ("lock in") interest rate commitments up to sixty (60) days from the commitment to closing; however, interest rate commitments beyond sixty days will not normally be issued unless the Company receives an appropriate fee premium based upon the assessment of the risk associated with a longer period.

LOAN PORTFOLIO MANAGEMENT

      The Company's portfolio of mortgage loans and Church Bonds is managed and serviced by the Advisor in accordance with the Advisory Agreement. The Advisor is responsible for all aspects of the Company's mortgage loan business, including closing and recordation of mortgage loans; collecting payments of principal and interest payments regularly and upon the maturity of a loan; enforcing loan payments and other lender's requirements; periodic review of each mortgage loan file and determination of its reserve classification; and exercising the Company's remedies in connection with any defaulted or non-performing loans. Fees and costs of attorneys, insurance, bonds and other direct expenses incurred in connection with the exercise of such remedies are the responsibility of the Company, although they may be recouped from the borrower in the process of pursuing the Company's remedies. The Advisor will not receive any additional compensation for services rendered in connection with loan portfolio management or exercising the Company's remedies in the event of a loan default.

LOAN FUNDING AND BANK BORROWING

      The Company's mortgage loans (and purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. The Company does not presently have a line of credit, and does not presently intend to obtain one. Nonetheless, the Company may borrow up to 50% of the value of its Average Invested Assets to make loans regardless of the Company's capacity to
(i) sell the Shares on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in its portfolio. Initially, the cash resources available to the Company will be limited to the net proceeds from the sale of the Shares, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. As the business of the Company develops and over the course of time, cash resources available to the Company for lending purposes will include, in addition to the net proceeds from future sales of Shares (if any), (i) principal repayments from borrowers on loans made by the Company, (ii) dividends reinvested in the Company by shareholders electing the Company's Dividend Reinvestment Plan, and (iii) funds (if any) borrowed under any line of credit arrangement, if obtained.

THE ADVISORY AGREEMENT

      The Company has entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor will furnish advice and recommendations concerning the affairs of the Company, provide administrative services to the Company and manage the Company's day-to-day affairs. Among other things, the
Advisor: (i) serves as the Company's mortgage loan underwriter and advisor in connection with its primary business of making loans to churches; (ii) advises and selects Church Bonds to be purchased and held for investment by the Company;
(iii) provides marketing and advertising and generates loan leads directly and through its Affiliates; (iv) on behalf of the Company, deals with borrowers, lenders, banks, consultants, accountants, brokers, attorneys, appraisers, insurers and others; (v) supervises the preparation, filing and distribution of tax returns and reports to governmental agencies and to Shareholders and acts on behalf of the Company in connection with Shareholder relations; (vi) provides office space and personnel as required for the performance of the foregoing services as Advisor; and (vii) as requested by the Company, makes reports to the Company of its performance of the foregoing services and furnish advice and recommendations with respect to other aspects of the business of the Company. In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its Affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees, and dividend reinvestment agent fees are direct expenses of the Company and are not provided for by the Advisor as part of its services.

      The Advisory Agreement is renewable annually by the Company for one-year periods, subject to a determination by the Company, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor by the Company has been reasonable. The Advisory Agreement may be terminated with or without cause by the Company on 60 days written notice. Upon termination of the Advisory Agreement by either party, the Advisor may require the Company to change its name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name, however, the Company may continue to use the word "church" in its name. In addition, upon non-renewal or termination of the Advisory Agreement by the Company, the Advisor may be entitled to a termination fee. The Company's Directors shall determine that any successor Advisor possess sufficient qualifications to perform the advisory function for the Company and justify the compensation provided for in its contract with the Company.

      Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to the Company, including, but not limited to, personnel expenses, rental and other office expenses, expenses of Directors, officers and employees of the Advisor (except out-of-pocket expenses of such persons who are directors or officers of the Company incurred in their capacities as Directors and officers of the Company), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company will be required to pay all other expenses of the Company, including the costs and expenses of reporting to various governmental agencies and the Shareholders and of conducting its operations as a mortgage lender, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to closing of loan transactions.

      In the event that Total Operating Expenses of the Company exceed in any calendar year the greater of (a) 2% of the Average Invested Assets of the Company or (b) 25% of the Company's net income, the Advisor is obligated to reimburse the Company, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by the Company exceed the limitation. The Independent Directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

      The Company's Bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation which the Company pays to the Advisor. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of the Company's loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet the Company's investment objectives, the amount of additional revenues realized by the Advisor for other services performed for the Company, the quality and extent of service and advice furnished by the Advisor, the quality of the Company's investments in relation to investments generated by the Advisor for its own account, if any, and the performance of the Company's investments.

      The Advisory Agreement provides for indemnification by the Company of the Advisor and each of its directors, officers and employees against expense or liability arising out of such person's activities in rendering services to the Company, provided that the conduct against which the claim is made was determined by such person, in good faith, to be in the best interests of the Company and was not the result of negligence or misconduct.

FINANCING POLICIES

      The Company's business of mortgage lending to churches and other non-profit religious organizations is managed in accordance with and subject to the policies, guidelines, restrictions and limitations identified herein (collectively, the "Financing Policy"). The intent of the Financing Policy is to identify for its Shareholders not only the general business in which the Company is involved, but the parameters of the Company's lending business. These policies may not be changed (except in certain immaterial respects by majority approval of the Board of Directors) without the approval of a majority of the Independent Directors, and the holders of a majority of the outstanding Shares of the Company at a duly held meeting for that purpose:

           (i) Loans made by the Company will be limited to churches and other non-profit religious organizations, and will be secured by mortgages. The total principal amount of all second mortgage loans funded by the Company shall be limited to 20% of Average Invested Assets. All other loans will be first mortgage loans.

           (ii) The loan amount cannot exceed 75% of the value of the real estate and improvements securing each loan, such value being determined based on a written appraisal prepared by an appraiser acceptable to the Advisor. On loans over $500,000, the Company will require a written appraisal certified by a member of the Appraisal Institute ("MAI"), or a state-certified appraiser.

           (iii) An ALTA (American Land Title Association) or equivalent Mortgage Title Policy must be furnished to the Company by the borrower insuring the mortgage interest of the Company.

           (iv) The borrower's long-term debt (including the proposed loan) cannot exceed four (4) times the borrower's gross income for the previous twelve (12) months.

           (v) The borrower must furnish the Company with financial statements (balance sheet and income and expense statement) for the last two (2) complete fiscal years and a current financial statement as of and for the period within ninety
                  (90) days of the loan closing date. On loans less than $500,000, the last complete fiscal year must be reviewed by an independent accounting firm. On loans in excess of $500,000, the last complete fiscal year financial statements must be audited by an independent auditor. Borrowers in existence for less than three fiscal years must provide financial statements since inception. No loan will be extended to a borrower in operation less than two years (24 months) absent express approval by the Company's Board of Directors.

           (vi) In its discretion, the Advisor, on behalf of the Company, may require the borrower to arrange for automatic electronic or drafting of monthly payments.

           (vii) In its discretion, the Advisor, on behalf of the Company, may require (i) key-man life insurance on the life of the senior pastor of a church; (ii) personal guarantees of church members and/or affiliates; and (iii) other security enhancements for the benefit of the Company.

           (viii) The borrower must agree to provide to the Company annual reports (including financial statements) within 120 days of each fiscal year end beginning with the fiscal year end next following the funding of the loan.



           (ix) In its discretion, the Advisor, on behalf of the Company, may require the borrower to grant to the Company a security interest in all personal property located and to be located upon the mortgaged premises (excluding property leased by the borrower).

           These   Financing   Policies  are  in  addition  to  the   prohibited
investments and activities identified hereinafter and which are set forth in the Company's By Laws.

PROHIBITED INVESTMENTS AND ACTIVITIES

           The Company's Bylaws impose certain  prohibitions and restrictions on
various   investment   practices  and  activities  of  the  Company,   including
prohibitions against:

           (i) Investing more than 10% of its total assets in unimproved real property or mortgage loans on unimproved real property;

           (ii) Investing in commodities or commodity futures contracts other than "interest rate futures" contracts intended only for hedging purposes;

           (iii) Investing in mortgage loans (including construction loans) on any one property which in the aggregate with all other mortgage loans on the property would exceed 75% of the appraised value of the property unless substantial justification exists because of the presence of other underwriting criteria;

           (iv) Investing in mortgage loans that are subordinate to any mortgage or equity interest of the Advisor or the Directors or any of their Affiliates;

           (v)       Investing in equity securities;

           (vi) Engaging in any short sales of securities or in trading, as distinguished from investment activities;

           (vii)     Issuing redeemable equity securities;

           (viii) Engaging in underwriting or the agency distribution of securities issued by others;

           (ix) Issuing options or warrants to purchase its Shares at an exercise price less than the fair market value of the Shares on the date of the issuance or if the issuance thereof would exceed 10% in the aggregate of its outstanding Shares;

           (x) Issuing debt securities unless the debt service coverage for the most recently completed fiscal year, as adjusted for known changes, is sufficient to properly service the higher level of debt;

           (xi) Investing in real estate contracts of sale unless such contracts are in recordable form and are appropriately recorded in the chain of title;

           (xii)     Selling  or  leasing  to the  Advisor,  a  Director  or any
                     Affiliate thereof unless approved by a majority of Directors (including a majority of Independent Directors), not otherwise interested in such transaction, as being fair and reasonable to the Company;

           (xiii) Acquiring property from any Advisor or Director, or any Affiliate thereof, unless a majority of Directors (including a majority of Independent Directors) not otherwise interested in such transaction approve the transaction as being fair and reasonable to the Company and at a price to the Company no greater than the cost of the asset to such Advisor, Director or any Affiliate thereof, or if the price to the Company is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the cost of such asset to the Company exceed its current appraised value;


           (xiv) Investing or making mortgage loans unless a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or condition of title is obtained; or

           (xv) Issuing its shares on a deferred payment basis or other similar arrangement.


           The Company does not intend to invest in the securities of other issuers for the purpose of exercising control, to engage in the purchase and sale of investments other than as described in this Report, to offer securities in exchange for property unless deemed prudent by a majority of the Directors, to repurchase or otherwise reacquire Shares except as may be necessary to maintain qualification as a real estate investment trust under the Code, to issue senior securities or to make loans to other persons except in the ordinary course of its business as described herein.

           The Company in the future will not make loans to or borrow from, or enter into any contract, joint venture or transaction with, any director or officer of the Company, the Advisor or any Affiliate of any of the foregoing unless a majority of the Directors, including a majority of the Independent Directors, approves the transaction as fair and reasonable to the Company and the transaction is on terms and conditions no less favorable to the Company than those available from unaffiliated third parties. Any investment by the Company in any property, mortgage or other real estate interest pursuant to a transaction with the Advisor or any Directors or officers thereof will be based upon an appraisal of the underlying property from an independent qualified appraiser selected by the Independent Directors and will not be made at a price greater than fair market value as determined by such appraisal.

COMPETITION

           The real estate financing industry generally is highly competitive. The Company will compete within its geographic areas of operation with a wide variety of investors, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to those of the Company. A number of these competitors have greater financial resources, larger staffs and longer operating histories than those of the Company. The Company competes principally by limiting its business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing the expertise of the Company in the specialized industry segment of lending to churches and other religious organizations.

EMPLOYEES

           The Company has no employees, as it will be managed by the Advisor on a "turn-key" basis using employees of the Advisor and/or its affiliates. At present, certain officers and directors of American and the Advisor are providing services to the Company at no charge and which will not be reimbursed to them. These services include, among others, legal and analytic services relating to the development of the Company's business plan, organization and incorporation of the Company, development and preparation of reports to be filed under the Securities Exchange Act, and development and drafting of proprietary forms and documents to be utilized by the Advisor in connection with the Company's business operations.

           Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to the Company and is owned by V. James Davis, David G. Reinhart and Philip J. Myers. Mr. Reinhart and Mr. Davis are officers and directors of the Company and directors of the Advisor. Philip J. Myers is President of the Advisor and of American. The Advisor is not a registered advisor under the Investment Advisor's Act of 1940, nor is the Company a registered investment company under the Investment Company Act of 1940. As of the date of this Report, the Advisor employees three persons on a part-time or other basis. The Company does not presently expect to directly employ any persons in the foreseeable future, since all administrative functions and operations will be contracted for through the Advisor. However, legal and accounting services to the Company will be provided by outside professionals and paid for directly by the Company. See Item 11 "Security Ownership of Certain Beneficial Owners and Management," and Item 12 "Certain Relationships and Related Transactions."





                (Balance of page intentionally left blank)

OPERATIONS

           The Company's operations currently are located in the 8,400 square foot offices of the Dealer Manager, American Investors Group, Inc., 10237 Yellow Circle Drive, Minneapolis, Minnesota 55343. These facilities are owned by DRM Holdings, Inc. The Company is not charged any rent for its use of these facilities, or for its use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, as these costs are covered by the advisory fee paid to the Advisor. The Company believes that the terms of this arrangement are at least as favorable to the Company as those obtainable from unaffiliated third parties in arm's-length discussions.


ITEM 2.   DESCRIPTION OF PROPERTY

SHARED OPERATIONS FACILITIES

           The Company's operations are located in the leased offices of American Investors Group, Inc., in Minneapolis, Minnesota. It is expected that for the foreseeable future the Company's operations will continue to be housed in these or similar leased premises along with American's operations and those of its Affiliates. The Company is not directly charged for rent, nor does it incur other costs relating to such leased space, since the Advisor is including this expense in the Advisory Fee. The office building is owned by American's parent corporation, DRM Holdings, Inc.

ITEM 3.   LEGAL PROCEEDINGS.

           Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           (a)  Market Information

           As of March 19, 1997, 342,574 shares of the Company's common shares were issued and outstanding in the public, excluding 20,000 shares owned by the Company's initial shareholder DRM Holdings, Inc. The Company's initial public offering (SEC file 33-87570) which began July 11, 1995 was closed November 8, 1996 with 335,481 shares having been sold. At this time, however, there is no organized secondary market for the Company's shares.

           (b)  Holders

           As of March 19, 1997, there were (281) record holders of the Company's $.01 par common stock, including DRM Holdings, Inc., a Minnesota corporation, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).










              (Balance of page intentionally left blank)

           (c)  Dividends

           The Company has paid dividends on its common stock as follows:



   Distribution Date:             For Quarter Ended:          Dollar Amount Distributed                   Annualized Yield Per
                                                               Per Share:                                  Share Represented:
      July 30, 1996                  June 30, 1996            $.1927                                      9.25%*
    October 30, 1996              September 30, 1996          $.23125                                     9.25%
    January 30, 1997               December 31, 1996          $.240625                                    9.625%

 *Represents a 75 day operating quarter (April 15th to June 30th, 1996)

           As a Real Estate Investment Trust, the Company intends to make regular quarterly distributions to Shareholders in an amount equal to at least 95% of the Company's "real estate investment trust taxable income." Such amount will be estimated for the first three quarters of each fiscal year and adjusted annually based upon the Company's audited year-end financial report. Cash available for distribution to Shareholders will be derived primarily from the interest portion of monthly mortgage payments received from churches borrowing money from the Company, from origination and other fees paid to the Company by borrowers in connection with such loans, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by the Company for investment purposes, and earnings on any Permitted Temporary Investments made by the Company. All dividends will be paid by the Company at the discretion of the Board of Directors and will depend upon the earnings and financial condition of the Company, maintenance of real estate investment trust status, funds available for distribution, results of operations, economic conditions, and such other factors as the Board of Directors deems relevant. Further, during the start-up phase of its operations, the capital of the Company, which was comprised primarily of the proceeds from the sale of the Shares in its initial public offering, were held in relatively low-yielding secure investments pending their application to fund loans made by the Company. During any period where shares of the Company's common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans made by the Company, the relative yield generated by such capital, and, thus, dividends (if any) to Shareholders, could be less than expected once the Company has fully invested such funds in accordance with its business plan. The Company intends to ameliorate to some extent the possibility of low yields during the periods where it is selling shares by (i) collecting from borrowers an origination fee at the time a loan is made (of which one-half of any origination fee charged in connection with a loan is paid directly to the Advisor as additional compensation--the other one-half is payable to the Company), and (ii) timing its lending activities to coincide as much as possible with sales of the Shares. However, there can be no assurance that either or both of these strategies will improve current yields to Shareholders in periods of the Company's business operations when capital is being raised through the sale of additional common shares. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, the Company is required to pay dividends to holders of its Shares in annual amounts which are equal to at least 95% of the Company's "real estate investment trust taxable income." The Company intends to distribute all or a portion of such income to the Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds the Company's earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in the Shares.

           Funds available to the Company from the repayment of principal (whether at maturity or otherwise) of loans made by the Company, or from sale or other disposition of any properties or any of its other investments may be reinvested in additional loans to churches, invested in mortgage-backed securities issued by churches or other non-profit organizations, or in Permitted Temporary Investments, rather than distributed to the Shareholders. The Company can pass through the capital gain character of any income generated by computing its net capital gains and designating a like amount of its distribution to the Shareholders as capital gain dividends. The distribution requirement to maintain qualification as a real estate investment trust does not require distribution of net capital gains, if generated. Thus, the Company has a choice of whether to distribute any such gains. Undistributed net capital gains (if any) will be taxable to the Company. The Board of Directors, including a majority of the Independent Directors, will determine whether and to what extent the proceeds of any disposition of property will be distributed to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto included in this Report beginning at page F-1.


           (A)  PLAN OF OPERATION

           The Company was founded in May 1994, began a "best efforts" offering of its common stock on July 11, 1995, and commenced active business operations on April 15, 1996 after completion of the "Minimum Amount" in its public offering (described below). Consequently, for the years ended December 31, 1994 and 1995, the Company had no operating revenues, and expenses were limited to organizational and offering-related costs.

           On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from Inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Dealer/Manager--American, an affiliate of the Company. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc.

           Between the date upon which the Company began active business operations (April 15, 1996), and as of the date of this Report, the Company has made loans to seven churches in the aggregate amount of $2,802,000, with the average size being $400,000. The Company has also purchased in the secondary market for $46,412 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $50,000, for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in a subsequent public offering; (ii) prepayment and repayment at maturity of existing loans;
(iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan.
 The public offering of the Company's shares ended November 8, 1996. The Company plans to initial another public offering of its shares ($.01 par value common stock) in the near future, however the number of shares and underwriter have not yet been identified.

           (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           FINANCIAL CONDITION

           During the year ended December 31, 1996 total assets of the Company increased by $3,171,329 due primarily to sale of the Company's common stock. Total liabilities increased by $85,343 due to deferred income and dividends declared but not yet paid as of December 31, 1996.

           RESULTS OF OPERATIONS

           The Company commenced active business operations on or about April 15, 1996, therefore, results of operations through December 31, 1996 are reflective of approximately 255 days of operations. As of December 31, 1996, the Company had funded seven first mortgage loans to churches for an aggregate amount of $2,685,288 and purchased $50,000 principal amount of First Mortgage Church Bonds for a purchase price of $46,412 (which includes $407 in accrued interest), and for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. The loans made by the Company range in interest rate charged to the borrowers from 9.25% for annually adjustable, 20 year amortized loans, to 11.25% for 15 year fixed interest rate loans. As of December 31, 1996, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.86%. The Company's portfolio of bonds has a average current yield of 11.68% .

           Net operating income for the Company's fiscal year ended December 31, 1996 (reflecting 255 days of operations) was $145,386 on total revenues of $217,390. Revenues for the fiscal year included $37,477 of "Escrow Interest" earned on proceeds of the Company's common stock offering held in escrow pending achievement of the sale of the Minimum Amount which occurred just prior to April 15, 1996. This escrow interest revenue was disbursed to purchasers of the Company's common shares during the quarter ending June 30, 1996 based on the duration that their investment was held in escrow, which disbursement is reflected in the Company's Statement of Operations for the fiscal year ending December 31, 1996. Interest income earned on the Company's portfolio of loans was $152,258, reflecting the fact that its loans were originated at various dates during the year and, therefore, did not all accrue interest for the entire fiscal year. Excluded from revenue for the year ended December 31, 1996 is $43,630 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and to be paid to Shareholders for the quarters ended June 30, 1996, September 30, 1996 and December 31, 1996 includes origination income even though it is not recognized in its entirety for the period under GAAP.

           The Company's Board of Directors declared dividends of $.1927 for each share held of record on June 30, 1996, $.23125 for each share held of record September 30, 1996, and $.240625 for each share held of record on December 31, 1996. During the Company's public offering, dividends were computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. Based on the 75 days of operation for the quarter ending July 30, 1996 and the subsequent quarters ended September 30, 1996 and December 31, 1996 , the dividends paid represented a 9.25%, 9.25% and 9.625% annualized yield to Shareholders respectively.

           Total assets of the Company increased from $243,648 as of December 31, 1995 to $3,414,977 as of December 31, 1996, primarily as a result of the sale and issuance of the Company's common stock pursuant to its public offering, the proceeds of which were deployed into mortgage loans, church bonds purchased in the secondary market, and cash & cash equivalent money market obligations. Shareholders' Equity rose from $194,155 to $3,280,141 for the same reason. Company liabilities at the end of the fiscal year ending December 31, 1996 are primarily comprised of a "Deferred Income" item, reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of December 31, 1996 but not yet paid.

LIQUIDITY AND CAPITAL RESOURCES

           On March 31, 1996 the Company had no assets other than the $200,000 cash paid by its promoter, DRM Holdings, for the 20,000 shares owned by it
($10.00 per share) and had incurred no material obligations, other than accumulated and unpaid expenses pertaining to the public offering. The initial $200,000 capital contribution by the promoter was partially used to pay legal and accounting costs relating to the organization of the Company, Independent Director's fees and certain professional and other fees and costs associated with the Company's initial public offering. On or about April 15, 1996, the Company recorded additional paid-in capital of $2,019,205 in connection with the sale of the Company's common stock in its public offering and began active business operations. As of December 31, 1996, the Company had recorded a total of $3,306,437 in additional paid in capital, which includes the initial $200,000 investment by the promoter DRM Holdings.

           The Company's revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans made by it. The Company also earns income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its Shareholders, and on income generated on church bonds it may purchase and own. The Company generates revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. The principal expenses of the Company will be Advisory Fees, legal and accounting fees, communications costs with its Shareholders, and the expenses of its stock transfer agent, registrar and dividend reinvestment agent.

           The Company's future capital needs are expected to be met by (i) additional sale of its shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans made by the Company, and (iii) borrowed funds. The Company believes that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Company's Dividend Reinvestment Plan, will provide a supplemental source of capital to fund its business operations in future years. Nevertheless, the Company believes that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance its capacity to make mortgage loans on a continuous basis. The Company currently plans a second public offering of its shares sometime in the early second quarter of 1997. There can be no assurance that the Company will be able to raise additional capital on terms acceptable for such purposes. Although the Company may borrow funds in an amount not to exceed 50% of its Average Invested Assets in order to increase its lending capacity, it has no present intention of doing so, nor has it secured a source for such borrowing.

ITEM 7.  FINANCIAL STATEMENTS.

           Financial Statements required by this item can be found beginning on page F-1 of this Form-10KSB and are deemed incorporated herein by reference.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE.

           Changes in Company's Certifying Accountants.

           Not Applicable


                               PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           (a) Directors are elected for a term expiring at the next annual meeting of the Company's Shareholders and serve for one-year terms and until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the Company's Board of Directors. Among other requirements, in order to maintain its REIT status, a majority of the Company's directors must be "independent." The Company's executive officers and Directors are as follows:

       Name                                Age    Office                                             Director Since

   V. James Davis                           53    President, Treasurer and Director                        1994
   David G. Reinhart                        44    Vice President, Secretary and Director                   1994
   Kirbyjon H. Caldwell                     44    Independent Director                                     1994
   Robert O. Naegele, Jr.                   57    Independent Director                                     1994
   Dennis J. Doyle                          44    Independent Director                                     1994
   John M. Clarey                           55    Independent Director                                     1994

           V. James Davis, has been the President and a Director of the Company since its inception. From November 1986 to November 1996 he served as President and a Director of American Investors Group, Inc. (the Dealer-Manager of the Company's public stock offering). Prior to November, 1986, he was employed as President of Keenan & Clarey, Inc., Minneapolis, Minnesota, a church bond underwriter and broker-dealer, where he also served as Financial and Operations Principal and as a Director. From January 1976 to March 1984, Mr. Davis was employed as Administrative Vice-President, and Financial and Operations Principal, by Offerman & Co., Inc., Minneapolis, Minnesota, a national broker-dealer and originator of corporate bond financing projects. Mr. Davis has been in the securities business since 1970 and was previously employed with other securities firms in Appleton, Wisconsin and Rockford, Illinois. He holds a Bachelor of Science degree in Liberal Arts from the University of Wisconsin - Whitewater (1967) and completed course work at St. Joseph College, Rensselaer, Indiana. Mr. Davis holds a General Operations Principal license and a Financial Operations Principal license with the National Association of Securities Dealers, Inc.

           David G. Reinhart, has been the Vice-President, Secretary and a Director of the Company since its inception. He is also Chairman of the Board of American Investors Group, Inc., a Director and General Counsel of the Advisor, and President, director and shareholder of DRM, the parent corporation of American. Mr. Reinhart has served as legal counsel to banks, trust companies and broker-dealers in the area of church financings and otherwise since approximately March 1984. He was employed in the St. Paul firm of Reinhart Law Offices, P. A. from November 1985 to February 1987, and from July 1983 to
November 1985 he was employed as an Associate Attorney with the law firm of Robins, Kaplan, Miller & Ciresi, Minneapolis, Minnesota. Mr. Reinhart received his Juris Doctor degree, cum laude, in May 1979, from Hamline University School of Law, St. Paul, Minnesota and received his Bachelor of Science degree in May 1976, from Northern Michigan University, Marquette, Michigan. Mr. Reinhart has practiced law in the areas of corporate finance and general business law since 1979 and has developed expertise in the area of church financing.

           Kirbyjon H. Caldwell, has served as an Independent Director of the Company since September 1994. He currently is Senior Pastor of Windsor Village United Methodist Church and St. John's United Methodist Church in Houston, Texas, in which capacities he has served since January 1982 and September 1992, respectively. Membership in both churches is approximately 7,500 combined and their ministries reach a broad segment of the Houston region. Kirbyjon Caldwell received his B.A. degree in Economics from Carlton College (1975), an M.B.A. in Finance from the University of Pennsylvania's Wharton School (1977), and his Masters in Theology from Southern Methodist University School of Theology (1981). He is a member of the Boards of Directors of Texas Commerce Bank (Houston), Hermann Hospital (Houston), Greater Houston Partnership, The United Way of The Texas Gulf Coast, and the American Cancer Society. He is also the founder and member of several foundations and other community development organizations.

           Robert O. Naegele, Jr., has served as an Independent Director of the Company since September 1994. For more than the past five years Mr. Naegele has been actively involved as a part-owner of outdoor advertising companies located in Indiana; Illinois; Iowa; Kansas; Missouri and Georgia. He has served on the Executive Committee of the Outdoor Advertising Association of America and as a Planning Commission Member and Councilman for the City of Shorewood, Minnesota, and as a member of the Advisory Board of Speak the Word Church and World Outreach, Minneapolis, Minnesota.

           Dennis J. Doyle, has served as an Independent Director of the Company since September 1994. He is the owner and co-founder of Welsh Companies, Inc., Minneapolis, Minnesota -- a full-service real estate company involved in property management, brokerage, investment sales, construction and residential and commercial development. Welsh Companies was co-founded by Mr. Doyle in 1980, and has five regional offices and 220 employees. Mr. Doyle is the recipient of numerous civic awards relating to his business skills. He also is a member of the Board of Directors of HEART (a non-profit organization), The Children's Theater (Minneapolis) and Grow Biz International, a publicly-owned company. He is also a member of the Board of Advisors of the Minnesota Real Estate Journal, and a member of the International Commercial Realty Services ("ICRS") and National Association of Office and Industrial Parks ("NAIOP").

           John M. Clarey, has served as an Independent Director of the Company since September 1994. Since January 1992, he has been employed as First Vice President of Miller & Schroeder Financial, Inc., a Minneapolis, Minnesota based investment banking firm and NASD-member broker-dealer. From February 1991 through December 1991, Mr. Clarey was a general partner of the Clarepoint
Partners,  LP,  a  private  venture  capital  firm,  of  which he was one of the founders. From July 1989 to February 1991, he was a Senior Vice President of Miller, Johnson and Kuehn, Inc., a Minneapolis-based broker-dealer. From November 1980 to July 1989, Mr. Clarey served as President and Chief Executive Officer of Allison-Williams Company, a Minneapolis- based investment banking firm specializing in municipal and corporate finance. From September 1965 to November 1970, he was employed as Executive Vice President of Keenan & Clarey, Inc., a Minneapolis broker-dealer specializing in structuring and development of corporate debt issues and financings for churches and other non-profit corporations. During his career in the securities and finance industry, Mr. Clarey has been active as a senior officer and director of local, regional, and national trade and professional associations and has served as a volunteer officer and director of various charitable organizations. He graduated from Marquette University, Milwaukee, Wisconsin (1963) with a B.A. in economics.

           Administration of the day-to-day operations of the Company is provided by the Advisor under the Advisory Agreement. The Company currently has no employees and the Company's officers receive no compensation for their services, other than through their interests in affiliates of the Company. The Company's officers have no employment contracts with the Company or the Advisor and are considered employees "at will." The Company believes that, because of the depth of management of the Advisor and its Affiliates, the loss of one or more key employees of the Advisor, or one or more officers of the Company, would not have a material adverse effect upon its operations. Accordingly, their association with the Company or the Advisor could be terminated at any time. As required by the Company's Bylaws, a majority of the Directors are Independent Directors in that they are otherwise unaffiliated with and do not receive compensation from the Company (other than in their capacity as Directors) or from the Advisor or the Dealer Manager.

           The Directors are responsible for considering and approving, by majority vote, the policies of the Company and meet as often and devote such time to the business of the Company as their oversight duties may require.
Pursuant to the Company's Bylaws, the Independent Directors have the responsibility of evaluating the capability and performance of the Advisor and determining that the compensation being paid to the Advisor by the Company is reasonable.

           The Company currently pays each Independent Director a fee of $500 for each board meeting ($200 for telephonic meetings), limited to $2,500 per year. In addition, the Company reimburses directors for travel expenses incurred in connection with their duties as Directors of the Company. The Company also has adopted a Stock Option Plan for Directors and the Advisor, under which each Director and the Advisor's president are granted annually options to purchase 3,000 Shares each of the Company's common stock at a price equal to the fair market value at the date of the grant.

           Directors and officers are permitted to engage in other activities of the type conducted by the Company, and neither the Company's Articles of Incorporation or Bylaws nor any policy of the Company restricts officers or Directors from conducting, for their own account or on behalf of others, business activities of the type conducted by the Company. The Directors and officers are nevertheless not relieved of their duties of loyalty to the Company and its Shareholders. The Directors may be removed by a majority vote of all Shares outstanding and entitled to vote at any annual meeting or special meeting called for such purpose.

           (b) The requirements of Section 16(a) of the Exchange Act do not apply to the Company or any of its Directors, Executive Officers, Promoters or Control Persons.


ITEM 10.    EXECUTIVE COMPENSATION.

           The Company's two executive officers do not receive compensation from the Company, however, Mr. Davis and Mr.Reinhart each own a one-third interest in the Advisor. See Item 12 Certain Relationships and Related Transactions.

           The Company currently pays each Independent Director a fee of $500 for each board meeting ($200 for telephonic meetings), limited to $2,500 per year. In addition, the Company reimburses directors for travel expenses incurred in connection with their duties as Directors of the Company. The Company also has adopted a Stock Option Plan for Directors and the Advisor, under which each Director and the Advisor's president are granted annually options to purchase 3,000 Shares each of the Company's common stock at a price equal to the fair market value at the date of the grant.

WARRANTS AND OPTIONS

           On September 30, 1994, the Board of Directors adopted a Stock Option Plan for Directors and the Advisor (the "Option Plan") to be administered by the Directors, which provides for a grant of an option to purchase 3,000 shares of $.01 par value Common Stock, subject to certain adjustments, to a Director upon his or her appointment or election and upon each re-election (directors are elected annually) or to the Advisor upon the Advisor's appointment or annual re-appointment. The purchase price of the Common Stock granted under each option shall be the fair market value, as defined in the Option Plan, at the time the option is granted. On November 15, 1994, the Company issued options under the Option Plan to each of the six Directors and the Advisor, to purchase 3,000 shares each (an aggregate of 21,000 shares) at a price of $10 per share. These options vest and are thus exercisable on or after November 15, 1995 and expire November 15, 1999.

           Pursuant to the terms of the Underwriting Agreement in connection with the Company's public stock offering, which expired November 8, 1996, the Company had agreed to issue warrants to the Dealer Manager (and/or the Soliciting Dealers) to purchase shares of the Company's $.01 par value Common Stock equal to one Share for every ten Shares sold in the offering, at a price of $10.00 per share. These warrants have not been issued, however, the Dealer Manager has a right to the issuance of warrants for the purchase of 33,548 shares. The Dealer Manager (American) is an Affiliate of the Advisor and certain officers and directors of the Company and Advisor.

           The Company may, from time to time, grant full-time employees and existing Directors and officers of the Company and the Advisor warrants, options, stock purchase rights, incentive stock options or similar arrangements to purchase shares of Common Stock of the Company. In accordance with applicable state law, the Company has agreed to limit the number of options or warrants issuable to the Advisor, Affiliates or any Directors to ten percent (10%) of the outstanding Shares of the Company on the date of grant of any options or warrants. The purchase price of Shares issuable pursuant to such warrants or options will not be less than the fair market value at the time of the grant.

           The Company may refuse to allow the exercise of a warrant into Common Stock if the effect of such exercise or conversion would, in the opinion of counsel for the Company, disqualify or jeopardize the Company as a real estate investment trust under the Code.










               (Balance of page intentionally left blank)

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


           The following table sets forth as of the date of this Report, the number of Shares beneficially owned by each Director and by all executive officers and Directors as a group. Except as identified below, the Company is unaware of any beneficial owner of more than five percent (5%) of the outstanding Shares of the Company's capital stock.



                                                                                      Number of                 Percent
                                                                                       Shares (1)               Of Class
          V. James Davis......................................................          1,013                      .28%
          David G. Reinhart...................................................         10,420  (2)                2.90%
          Kirbyjon H. Caldwell................................................           ----                      ----
          Robert O. Naegele, Jr. .............................................          5,000                     1.39%
          Dennis J. Doyle.....................................................           ----                      ----
          John M. Clarey......................................................           ----                      ----
          All Executive Officers and Directors
               as a Group (five individuals)..................................         16,433                     4.57%

(1) Excludes 3,000 Shares which each Director and the President of the Advisor has an option to purchase pursuant to the Stock Option Plan for Directors and the Advisor, which options expire November 15, 1999.

(2) Shares indicated are owned of record by DRM Holdings, Inc., a Minnesota corporation ("DRM") which owns a total of 20,000 shares of the Company's stock for which it paid $200,000. These shares are "restricted securities" and their sale, transfer or assignment may be subject to restrictions imposed by states in which the Shares were sold in the initial public offering. DRM is owned by David G. Reinhart, the Company's Vice President, Secretary and a Director, and by Philip J. Myers, the Advisor's President. Messrs. Reinhart and Myers are also directors of the Advisor and of American. The number of shares and percentages set forth above are calculated by multiplying the total number of Shares owned by DRM by the percentage such individuals' ownership of stock in DRM relates to the total outstanding shares of stock of DRM. Philip J. Myers, the Advisor's President, could be considered the beneficial owner of 9,680 shares which is 2.69% percent of the class outstanding.









                   (Balance of page intentionally left blank)

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

THE ADVISOR

           Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by the Advisor,

which provides investment advisory and administrative services to the Company. The Advisor is owned equally by V. James Davis, David G. Reinhart and Philip J. Myers. Messrs.. Davis and Reinhart are officers and Directors of the Company. Messrs.Reinhart and Myers are also shareholders, officers and directors of DRM Holdings, Inc., which owns 100% of American Investors Group, Inc. Messrs. Reinhart and Myers together own all outstanding common stock of DRM Holdings, Inc. As of the date of this Report, the Advisor employed, directly or otherwise, three persons on a part-time basis, including Philip J. Myers, President and Scott J. Marquis, Vice President of the Company.

           Pursuant to the Advisory Agreement, the Company must pay the Advisor certain advisory fees and expenses, as defined in the agreement and remit one-half of any origination fee collected from a borrower in connection with mortgage loans made or renewed by the Company.

AMERICAN INVESTORS GROUP, INC.

           Pursuant to the Underwriting Agreement in connection with the Company's initial public offering which concluded November 8, 1997, the Company paid the Dealer Manager (American), a sales commission equal to 4.3% of the gross amount of sales of the Shares sold, plus a non-accountable expense reimbursement of $35,000. Also, the Company has agreed to issue Soliciting Dealer Warrants to the Dealer Manager (American) and Soliciting Dealers. The Dealer Manager (American) is an affiliate of the Advisor. The following table sets forth the name and positions of certain officers and all directors of the
American:

     Name                                          Position

 Philip J. Myers                            President, Secretary and Director
 Scott J. Marquis                           Vice President
 David G. Reinhart                          Chairman, Board of Directors


           In the course of its business, it is expected that the Company will purchase church bonds being underwritten and sold by American. Although the Company would not pay any commissions, American would benefit from such purchase as a result of commissions paid to it by the issuer of such bonds. American also would benefit from mark-ups on bonds bought from it and mark-downs on bonds sold through it by the Company on the secondary market. Any church bonds purchased by the Company will be purchased for investment purposes only at the public offering price. Church bonds purchased in the secondary market, if any, will be purchased at the best price available, subject to customary markups (or in the case of sales -- markdowns), on terms no less favorable than those applied to other customers of American, and would not exceed industry standards or in any event (in the case of mark-ups and mark-downs on secondary bond sales and purchases) exceed five percent of the principal amount of bonds purchased or sold. Principals of the Company and the Advisor may receive a benefit in connection with such transactions due to their affiliation with the Dealer Manager. It is the policy of the Company not to invest in excess of 30% of its Average Invested Assets in Church Bonds.

CHURCH LOAN ADVISORS, INC.

           Church Loan Advisors, Inc., a Minnesota corporation (the "Advisor"), was organized on May 27, 1994 to engage in the business of rendering lending and advisory services solely to the Company, and to administer the business affairs and operations of the Company. The Advisor's offices are located at 10237 Yellow Circle Drive, Minneapolis, Minnesota 55343.

           The following table sets forth the names and positions of the officers and directors of the Advisor:

     Name                                        Position

Philip J. Myers                        President, Treasurer and Director
Scott J. Marquis                       Vice President, Secretary
V. James Davis                         Director
David G. Reinhart                      Director

           Philip J. Myers, age 40, is President, Treasurer and a Director of the Advisor, having served in such capacities since its inception. He is also currently employed full-time as President, Secretary and a Director of the Dealer Manager, American Investors Group, Inc. Mr. Myers earned his Bachelor of Arts degree in Political Science in 1977 from the State University of New York at Binghamton and his Juris Doctor Degree from the State University of New York at Buffalo School of Law in 1980. From 1980 until 1982, Mr. Myers served as an attorney with the Division of Market Regulation of the U. S. Securities and Exchange Commission in Washington, D. C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989 when he became affiliated with American Investors Group, Inc., Mr. Myers was engaged as Senior Vice-President and General Counsel of Financial Planners Equity Corporation ("FPEC"), a 400 broker securities dealer formerly located in Marin County, California. He is a member of the New York, California (inactive status) and Minnesota Bar Associations, and a registered General Securities Principal.

           Scott J. Marquis, age 39, is Vice-President and Secretary of the Advisor, having served in such capacities since December 13, 1994. He is also currently employed full-time as Vice-President and Controller of the Dealer Manager, American Investors Group, Inc., where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker dealer, Piper, Jaffray & Hopwood, in the capacity of supervisor of its trade clearance department. Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., and holds his Series 7, 63 and 27 licenses from the National Association of Securities Dealers, Inc.

           See Item 9 above for a description of the positions and business experience of V. James Davis and David G. Reinhart, both of whom are Directors of the Advisor.

           The Advisory Agreement. The Company has entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor will furnish advice and recommendations concerning the affairs of the Company, provide administrative services to the Company and manage the Company's day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its Affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees, and dividend reinvestment agent fees are direct expenses of the Company and are not provided for by the Advisor as part of its services.

           The Advisory Agreement is renewable annually by the Company for one-year periods, subject to a determination by the Company, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor by the Company has been reasonable. The Advisory Agreement may be terminated with or without cause by the Company on 60 days written notice. Upon termination of the Advisory Agreement by either party, the Advisor may require the Company to change its name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name, however, the Company may continue to use the word "church" in its name. In addition, upon non-renewal or termination of the Advisory Agreement by the Company, the Advisor may be entitled to a termination fee. The Company's Directors shall determine that any successor Advisor possess sufficient qualifications to perform the advisory function for the Company and justify the compensation provided for in its contract with the Company.


           Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to the Company, including, but not limited to, personnel expenses, rental and other office expenses, expenses of Directors, officers and employees of the Advisor (except out-of-pocket expenses of such persons who are directors or officers of the Company incurred in their capacities as Directors and officers of the Company), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company will be required to pay all other expenses of the Company, including the costs and expenses of reporting to various governmental agencies and the Shareholders and of conducting its operations as a mortgage lender, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to closing of loan transactions.

           In the event that Total Operating Expenses of the Company exceed in any calendar year the greater of (a) 2% of the Average Invested Assets of the Company or (b) 25% of the Company's net income, the Advisor is obligated to reimburse the Company, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by the Company exceed the limitation. The Independent Directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

           The Company's Bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation which the Company pays to the Advisor. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of the Company's loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet the Company's investment objectives, the amount of additional revenues realized by the Advisor for other services performed for the Company, the quality and extent of service and advice furnished by the Advisor, the quality of the Company's investments in relation to investments generated by the Advisor for its own account, if any, and the performance of the Company's investments.




ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  3.1     Articles of Incorporation*
                  3.2     By-Laws*
                  4       Specimen Certificate*
                  10.1    Advisory Agreement*
                  10.2    Dividend Reinvestment Plan of Company*
                  10.3    Stock Option Plan for Directors and Advisor (with
                            Exhibits)*
                  10.4    Gemisys Corporation Agreement to act as Transfer
                            Agent, Registrar & Dividend Reinvestment Agent*
                  10.5    Advisory Agreement between Registrant and Church Loan
                            Advisors, Inc.*


                  * Incorporated herein by reference to the Registrant's Registration Statement on Form S-11
                          (Commission File No. 33-87570).

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                  --------------------------------------------------------------

                                 SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMERICAN CHURCH MORTGAGE COMPANY


Dated:  March 19, 1997
                                            By:______________________
                                            V. James Davis, President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



By:        _________________
           David G. Reinhart
           Vice-President, Secretary (principal accounting and financial officer) and a Director



By:        __________________
           V. James Davis
           President (principal executive officer), Treasurer and a Director



By:        __________________________         Date:   ___________________
           Dennis J. Doyle, Director



By:        __________________________         Date:   ___________________
           John M. Clarey, Director



By:        __________________________         Date:   ___________________
           Robert O. Naegele, Director



By:        __________________________         Date:   ___________________
           Kirbyjon H. Caldwell, Director

                  AMERICAN CHURCH MORTGAGE COMPANY

                      Minneapolis, Minnesota

                       Financial Statements

                   December 31, 1996 and 1995

                AMERICAN CHURCH MORTGAGE COMPANY

                         C O N T E N T S





                                                                  Page

REPORT OF INDEPENDENT AUDITORS                                     F-1

FINANCIAL STATEMENTS

    Balance Sheet                                            F-2 - F-3

    Statement of Operations                                        F-4

    Statement of Stockholders' Equity                              F-5

    Statement of Cash Flows                                  F-6 - F-7

    Notes to Financial Statements                           F-8 - F-13

                      REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minneapolis, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

Minneapolis, Minnesota
February 12, 1997

                     AMERICAN CHURCH MORTGAGE COMPANY

                             Balance Sheet




----------------------------------------------------------------------------------------------------------------------------------

                                                                                      December 31
                       ASSETS                                                   1996                   1995
----------------------------------------------------------------------------------------------------------------------------------


CURRENT ASSETS
    Cash and equivalents                                                 $   612,744                    $135,282
    Current maturities of loans receivable                                    55,436
                                                                         -----------                     -------
            Total current assets                                             668,180                     135,282


LOANS RECEIVABLE, net of current  maturities                               2,605,388


BONDS RECEIVABLE                                                             120,640


DEFERRED OFFERING COSTS                                                      107,295

DEFERRED TAX ASSET                                                            20,000

ORGANIZATION EXPENSES, net                                                       769                       1,071
                                                                           ---------                     -------

            TOTAL ASSETS                                                  $3,414,977                    $243,648
                                                                           =========                     =======

Notes to Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

                             Balance Sheet





----------------------------------------------------------------------------------------------------------------------------------
                                                                                       December 31
 LIABILITIES AND STOCKHOLDERS' EQUITY                                           1996                   1995
----------------------------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES
    Accounts payable                                                     $     8,482                $  49,493
    Deferred income                                                           10,383
    Dividends payable                                                         80,424
                                                                           ---------                   ------
            Total current liabilities                                         99,289                   49,493

DEFERRED INCOME                                                                                        35,547


STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 359,791 at December 31, 1996
            and 20,000 shares at December 31, 1995                             3,598                      200
    Additional paid-in capital                                             3,306,437                  199,800
    Accumulated deficit                                                      (29,894)                  (5,845)
                                                                          ----------                 --------
            Total stockholders' equity                                     3,280,141                  194,155
                                                                         ----------                  --------

            TOTAL LIABILITIES AND EQUITY                                  $3,414,977                 $243,648
                                                                           =========                 ========

Notes to Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

                         Statement of Operations





----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Years Ended December 31
                                                                                1996                      1995
----------------------------------------------------------------------------------------------------------------------------------


INTEREST INCOME                                                             $217,390                   $  4,436

OPERATING EXPENSES                                                            72,004                      5,759
                                                                            --------                    -------

OPERATING INCOME (LOSS)                                                      145,386                     (1,323)

BENEFIT FROM INCOME TAXES                                                    (20,000)                       -
                                                                            --------                     ------

NET INCOME (LOSS)                                                           $165,386                  ($  1,323)
                                                                             =======                    =======
INCOME (LOSS)PER COMMON SHARE                                               $    .79                  ($    .07)
                                                                             =======                    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   209,072                     20,000
                                                                             =======                     ======

Notes to Financial Statements are an integral part of this Statement.

                    AMERICAN CHURCH MORTGAGE COMPANY

                   Statement of Stockholders' Equity





----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Additional
                                                                   Common Stock                 Paid-In            Accumulated
                                                                      Shares        Amount      Capital             Deficit
----------------------------------------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1994                                           20,000       $  200    $   199,800         ($    4,522)

    Net loss                                                                                                         (1,323)
                                                                     ------        ------       -------             -------

BALANCE, DECEMBER 31, 1995                                           20,000           200       199,800              (5,845)

    Issuance of 339,791 shares of
        common stock, net of
        offering costs                                              339,791         3,398     3,106,637

    Net income                                                                                                      165,386

    Dividends declared                                                                                             (189,435)
                                                                    -------        ------     ---------            --------

BALANCE, DECEMBER 31, 1996                                          359,791        $3,598    $3,306,437          ($  29,894)
                                                                    =======         =====     =========            ========

Notes to Financial Statements are an integral part of this Statement.

                    AMERICAN CHURCH MORTGAGE COMPANY

                         Statement of Cash Flows



----------------------------------------------------------------------------------------------------------------------------------

                                                                                              Years Ended December 31
                                                                                1996                    1995
----------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $    165,386                  ($   1,323)
    Adjustments to reconcile net income (loss) to
        net cash used for operating activities:
        Deferred income taxes                                                (20,000)
        Amortization                                                             303                         303
        Change in assets and liabilities
            Decrease in accounts payable                                     (41,012)
            Increase in deferred income                                       45,930
                                                                         -----------                     -------
            Net cash from (used for) operating activities                    150,607                      (1,020)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization expenses paid                                                                               (35)
    Investment in mortgage loans                                          (2,685,288)
    Collections on mortgage loans                                             24,464
    Investment in bonds                                                     (120,640)
                                                                         -----------                     -------
            Net cash used for investing activities                        (2,781,464)                        (35)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stock offering                                           3,217,330
    Dividends paid                                                          (109,011)
    Payment of deferred offering costs                                       (12,686)
                                                                        ------------                    --------
            Net cash from (used for) financing activities                  3,108,319                     (12,686)
                                                                           ---------                    --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              477,462                     (13,741)

CASH AND EQUIVALENTS - Beginning of Year                                     135,282                     149,023
                                                                         -----------                     -------

CASH AND EQUIVALENTS - End of Year                                      $    612,744                    $135,282
                                                                         ===========                     =======

                                                               - Continued -

Notes to Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Years Ended December 31
                                                                                1996                       1995
----------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL  SCHEDULE OF NONCASH  FINANCING AND INVESTING
  ACTIVITIES  Deferred
    offering costs financed through accounts
        payable                                                                                           $34,693
                                                                                                           ======
    Deferred offering costs reclassified to additional
        paid-in capital                                                     $107,295
                                                                             =======
    Dividends declared but not paid                                         $ 80,424
                                                                             =======

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the year for
        Interest                                                            $    -                        $   -
        Income taxes                                                        $    -                        $   -

Notes to Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

                    Notes to Financial Statements

                      December 31, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company, which was a development stage company until 1996, was organized to engage in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations. The Company concluded its public stock offering in November 1996 and commenced its principal business activities early in 1996.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains some cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Marketable Securities

The Company accounts for its debt securities under Financial Accounting Standards No. 115,"Accounting for Certain Investments in Debt and Equity Securities."

The Company classifies its marketable debt securities as "held-to-maturity" because it has the intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost.

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at December 31, 1996, management believes the loans receivable to be collectible in all material respects.

                  AMERICAN CHURCH MORTGAGE COMPANY

                    Notes to Financial Statements

                     December 31, 1996 and 1995





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Deferred Offering Costs

Deferred offering costs represent amounts incurred in connection with the Company's public offering of common stock. These costs were offset against proceeds of the offering in 1996.

Organization Expenses

Organization   expenses  are  stated  at  cost  and  are  amortized   using  the
straight-line method over five years.

Deferred Income

Deferred income represents loan origination fees which are recognized over the life of the loan as an adjustment to the yield on the loan.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences in recognition of income from loan origination fees for financial and income tax reporting. Deferred taxes are recognized for operating losses that are available to offset future taxable income.

For fiscal 1996, the Company will elect to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its shareholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

Income (Loss) Per Common Share

Income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary income (loss) per common share are the same for the periods presented.

                   AMERICAN CHURCH MORTGAGE COMPANY

                     Notes to Financial Statements

                      December 31, 1995 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Newly Issued Accounting Standards

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was approved for issuance. The Company will adopt this Statement in fiscal 1997. The effect of this Statement has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

2.  MORTGAGES AND BONDS RECEIVABLE

At December 31, 1996, the Company had first mortgage loans receivable totaling $2,660,824. The loans bear interest ranging from 9.25% to 11.25%. The maturity schedule for those loans as of December 31, 1996 is as follows:


                           1997                  $     55,436
                           1998                        61,987
                           1999                        69,091
                           2000                        77,009
                           2001                        85,836
                           Thereafter               2,311,465
                                                    ---------

                                Total              $2,660,824

The Company also has three bonds receivable, which are carried at cost plus amortized interest income. The bonds pay quarterly interest ranging from 8.5% to 9.55%. The combined principal of $150,000 is due at various maturity dates between May 15, 2001 and June 1, 2010.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of December 31, 1996.

                    AMERICAN CHURCH MORTGAGE COMPANY

                      Notes to Financial Statements

                       December 31, 1996 and 1995


3.  STOCK OPTION PLAN - Continued

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (Advisor). The Advisor is responsible for the day-to-day operations of the Company and provides administrative services and personnel.

Upon nonrenewal or termination of the Advisory Agreement, the Company is required to pay the Advisor a termination fee equal to two percent of the value of the average invested assets of the Company as of the date of termination, subject to limitations set forth in the Advisory Agreement.

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower, in connection with a mortgage loan made or renewed by the Company. The Company paid advisory and origination fees totaling $64,680 during 1996. The Company paid no advisory or origination fees during 1995.

The Advisor and the Company are related through common ownership and common management. See Note 6.

5.  INCOME TAXES

The income tax benefit consists of the following components:

                                                 1996           1995
                                                 ----           ----

Current                                       $   -           $   -
Deferred                                      (20,000)
                                               ------           ----

            Total tax benefit                ($20,000)        $   -
                                                                                                   ======         =====

                     AMERICAN CHURCH MORTGAGE COMPANY

                       Notes to Financial Statements

                        December 31, 1996 and 1995



5.  INCOME TAXES - Continued

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                   1996             1995
                                                   ----             ----


Expected tax expense (benefit)                   $45,700            ($300)
(Increase) decrease in valuation allowance        (1,300)             300
Benefit of REIT distributions                    (64,400)
                                                  ------             ----

            Totals                              ($20,000)           $  -
                                                  ======             ====

The components of deferred income taxes are as follows:

                                                   1996             1995
                                                   ----             ----

Deferred tax assets:
  Temporary differences (loan origination fees)  $20,000
  Net operating loss carryforward                                  $1,300
Valuation allowance                                  -             (1,300)
                                                  ------            -----

            Net deferred tax asset               $20,000           $   -
                                                  ======            =====

During the years ended December 31, 1996 and 1995. The Company decreased its valuation allowance against deferred tax assets by $1,300 in fiscal 1996 and increased the valuation allowance by $300 in fiscal 1995.

6.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1995. The Company offered to sell 2,000,000 shares of its common stock at a price of $10 per share. The offering was underwritten by an affiliate of the Advisor on a "best efforts" basis, but required a minimum sale of at least 200,000 shares of common stock. This minimum amount of shares was sold as of April 15, 1996, whereupon the Company commenced its principal operating activities. The Company's public offering of its shares continued through November 8, 1996.

Pursuant to the terms of the Underwriting Agreement, the Company paid the affiliated broker-dealer referred to above commissions and nonreimbursable expenses of approximately $144,000 during 1996.

                   AMERICAN CHURCH MORTGAGE COMPANY

                     Notes to Financial Statements

                      December 31, 1996 and 1995





7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1996 and 1995:

                                                  1996                                 1995
                                   -----------------------------------        ----------------------
                                     Carrying             Fair               Carrying          Fair
                                      Amount              Value               Amount           Value


Cash and equivalents              $   612,744           $   612,744         $135,282        $135,282
Loans receivable                    2,660,824             2,660,824
Bonds receivable                      120,640               120,640

The carrying value of cash and equivalents approximates fair value. The fair value of the loans receivable and the bonds receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.