Form 10QSB
period 1997-03-31
AMERICAN CHURCH MORTGAGE CO
filed 1997-05-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549



                                         FORM 10-QSB

-------------------------------------------------------------------------------


                      [X] Quarterly Report Under Section 13 or 15(d) of
                             the Securities Exchange Act of 1934
                        For the Quarterly Period Ended March 31, 1997

                                              or

                      [ ] Transition Report Under Section 13 or 15(d) of
                             the Securities Exchange Act of 1934
                  For the Transition Period from ------------to------------


-------------------------------------------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's stock as of May 1, 1997 was:

                          362,603 Shares of Common Stock Outstanding

                               AMERICAN CHURCH MORTGAGE COMPANY



                                            INDEX                     Page
                                                                       No.

                                PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements:

               Balance Sheets March 31, 1997 and 1996..................3

               Statements of Operations
                 Three Month Periods Ending March 31, 1997 and 1996... 4

               Statements of Cash Flows
                 Three Months Ended March 31, 1997 and 1996............5

               Statement of Stockholders Equity........................6

               Notes to Financial Statements ..........................7

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................11

                                  PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........13

Item 6. Exhibits and Reports on Form 8-K .............................13

               Signatures'............................................13

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                        March 31,             March 31,
                                                        1997                  1996
Assets:
 Current Assets
    Cash and Cash Equivalents.................... $      511,894           $   136,000
    Prepaid Expense..............................          - 0 -                   695
    Current Maturities of  Loans Receivable......         56,982                 - 0 -
                                                      ----------           -----------
        Total current Assets:                            568,876               136,695

    Loans Receivable, net of current maturities..      2,709,948                 - 0 -
    Bonds receivable.............................        121,647                 - 0 -

    Deferred Offering Costs......................          - 0 -               107,295
    Deferred Tax Asset...........................         15,000                 - 0 -
    Organizational Expenses, (net of accumulated
      amortization March 31, 1997, $859; March
      31, 1996, $556)............................            692                   996
                                                   -------------            ----------

        Total Assets:                               $  3,416,163           $   244,986
                                                      ==========             =========

Liabilities and Shareholder's Equity:

  Current Liabilities:
    Accounts Payable.............................   $      1,699          $     37,890
    Deferred Income..............................         19,016                 - 0 -
    Notes Payable................................          - 0 -                14,109
    Dividends Payable............................         81,377                 - 0 -
                                                       ---------             ---------
        Total current liabilities:                       102,092                51,999

    Deferred Income..............................         23,881                 - 0 -


    Shareholder's Equity
      Common stock, par value $.01 per share;
        authorized 30,000,000 shares; issued
        and outstanding  362,574 as of March 31,
        1997, 20,000 shares as of
        March 31, 1996...........................          3,626                   200
    Additional Paid in Capital...................      3,334,239               199,800
    Deficit accumulated during development stage.        (29,894)               (7,013)
    Net Income ..................................        (17,781)                - 0 -
                                                      ----------           -----------
        Total Shareholders Equity:                     3,290,190               192,987
                                                       ---------               -------
                                                     $ 3,416,163            $  244,986
                                                       =========               =======

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                   Three Months Ended
                                                 March 31,     March 31,
                                                  1997          1996
Revenues
    Interest Income Loans...................   $   61,244    $    - 0 -
    Interest Income Other...................        7,170         1,270
    Capital Gains Realized..................        1,007         - 0 -
    Origination Income......................        3,033         - 0 -
    Escrow Interest Income..................        - 0 -        22,402
                                                 --------       -------
        Total Revenues:                            72,454        23,672

Expenses
    Professional fees.......................        1,230         1,310
    Director fees...........................          800         - 0 -
    Amortization............................           76            76
    Escrow Interest Expense.................        - 0 -        22,249
    Other...................................        1,752         1,205
                                                 --------     ---------
        Total Expenses:                             3,858        24,840

Provision for (Benefit from )
  Income Taxes..............................        5,000         - 0 -
                                                 --------    ----------

Net Income (loss)...........................   $   63,596    $   (1,168)
                                                 ========       =======

Income (Loss) Per Common Share..............       $  .18        $ (.06)

Weighted Average Common Shares
     Outstanding............................      361,677        20,000

Dividends Declared..........................   $   81,377    $    - 0 -

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                  For the Three           For the Three
                                                  Months Ended            Months Ended
                                                    March 31,               March 31,
                                                      1997                    1996
Cash Flows From Operating Activities
Net Income (Loss)                                $     63,596          $       (1,168)
Adjustments to reconcile net income
 (loss) to net cash
  used in operating activities:
    Deferred income taxes                               5,000                   - 0 -
    Amortization                                         (930)                     75
  Change in assets and liabilities:
    Decrease in prepaid expenses                        - 0 -                    (695)
    Decrease in deferred income                        (3,033)                  - 0 -
    Increase (Decrease) in accounts payable            (6,783)                (11,603)
        Net cash used in operating activities          57,850                 (13,391)


Cash Flows From Investing Activities
    Investment in mortgage loans                     (116,712)                  - 0 -
    Collections of mortgage loans                      10,606                   - 0 -
    Investment in bonds                                 - 0 -                   - 0 -
                                                   ----------               ---------
        Net cash used for investing activities       (106,106)                  - 0 -

Cash Flows From Financing Activities
    Proceeds form issuance of note                      - 0 -                  14,109
    Proceeds from stock offering                       27,830                   - 0 -
    Dividends Paid                                    (80,424)                  - 0 -
                                                    ---------                --------
    Net cash from(used for)financing activities       (52,594)                 14,109

    Net increase (decrease) in cash                  (100,850)                    718

Cash
    Beginning of period                               612,744                 135,282
                                                   ----------              ----------

    End of period                                $    511,894            $    136,000
                                                   ==========              ==========


Supplemental Schedule of Noncash
 Financing Activities
    Dividends declared but not paid              $     81,377            $      - 0 -
                                                   ----------                --------

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                 Additional
                                       Common Stock                Paid-In             Accumulated
                                    Shares        Amount           Capital             Deficit
Balance, December 31, 1996           359,791    $    3,598      $ 3,306,437            $  (29,894)

    Issuance of 2,783 shares of
        common stock, net of
        offering costs                2,783            28            27,802

    Net Income                                                                             63,596


    Dividends declared                                                                    (81,377)

Balance, March 31, 1997(unaudited)  362,574     $   3,626       $ 3,334,239             $ (47,675)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1996, audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company, which was a development stage company until 1996, was organized to engage in the business of making mortgage loans to churches an other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations. The Company concluded its public stock offering in November 1996 and commenced its principal business activities early in 1996.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principals. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains some cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Marketable Securities

The Company accounts for its debt securities under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its marketable debt securities as "held-to-maturity" because it has the intent and ability to hold the securities to maturity. Securities classified as held-to-maturity are carried at amortized cost.

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at March 31, 1997, management believes the loans receivable to be collectible in all material respects.

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

2. MORTGAGE AND BONDS RECEIVABLE

At March 31, 1997, the Company had first mortgage loans receivable totaling $2,766,930. The loans bear interest ranging from 9.25% to 11.25%. The maturity schedule for those loans as of March 31, 1997 is as follows:

1997                                            $     56,982
1998                                                  61,987
1999                                                  69,091
2000                                                  77,009
2001                                                  85,836
Thereafter                                         2,416,025
                                                   ---------

            Total                                 $2,766,930

The Company also has three bonds receivable, which are carried at cost plus amortized interest income. The bonds pay quarterly interest ranging from 8.5% to 9.55%. The combined principal of $150,000 is due at various maturity dates between May 15, 2001 and June 1, 2010.

3. NOTE PAYABLE

The Company has an unsecured note payable due to an affiliate in the amount of $14,109 at March 31, 1996. Interest is charged at 8%and payment in full was made on April 22, 1996.

4.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of March 31, 1997.

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (Advisor). The Advisor is responsible for the day-to-day operations of the Company and provides administrative services and personnel.

Upon non-renewal or termination of the Advisory Agreement, the Company is required to pay the Advisor a termination fee equal to two percent of the value of the average invested assets of the Company as of the date of termination, subject to limitations set forth in the Advisory Agreement.

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower, in connection with a mortgage loan made or renewed by the Company. The Company paid no advisory or origination fees from January 1 through March 31, 1997.

The Advisor and the Company are related through common ownership and common management. See Note 7.

6.  INCOME TAXES

The income tax expense (benefit) consists of the following components:

                                                   March 31
                                                1997       1996
    Current                                 $      -     $    -
    Deferred                                    5,000         -
                                               ------      -----
               Total tax expense (benefit)   $  5,000    $    -
                                               ======      =====

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                      March 31,
                                                 1997           1996
Expected tax expense (benefit)              $   22,300       $  (300)
(Increase) decrease in valuation allowance                       300
Benefit of REIT distributions                  (17,300)
                                              --------          ----

            Totals                          $    5,000       $    -
                                              ========          ====

The components of deferred income taxes are as follows:

                                                      March 31,
                                                 1997           1996
Deferred tax assets:
    Temporary differences (loan
     origination fees)                     $     15,000
    Net operating loss carryforward                        $  1,600
Valuation allowance                                -         (1,600)
                                               --------       -----

            Net deferred tax asset         $     15,000    $     -
                                               ========       =====

The Company increased its valuation allowance against deferred tax assets by $300 at March 31, 1996.

7.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1995. The Company offered to sell 2,000,000 shares of its common stock at a price of $10 per share. The offering was underwritten by an affiliate of the Advisor on a "best efforts" basis, but required a minimum sale of at least 200,000 shares of common stock. This minimum amount of shares was sold as of April 15, 1996, whereupon the Company commenced its principal operating activities. The Company's public offering of its shares was continued through November 8, 1996.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1996 and 1995:

                                                        March 31,
                                          1997                             1996
                             ----------------------------        ---------------- ---------
                             Carrying             Fair            Carrying           Fair
                              Amount              Value            Amount            Value

Cash and equivalents       $   511,894        $   511,894       $  136,000         $136,000
Loans receivable             2,766,930          2,766,930
Bonds receivable               121,647            121,647

The carrying value of cash and equivalents approximates fair value. The fair value of the loans receivable and the bonds receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

9. SUBSEQUENT EVENT

The Company is planning for a secondary public offering of its common stock during the second quarter of 1997. The Company is registering with the Securities and Exchange Commission 1,500,000 shares of common stock to be offered to the public at $10.00 per share.

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

    On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from Inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Managing Underwriter. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc.

    Between the date upon which the Company began active business operations (April 15, 1996) and the date hereof, the Company has made loans to seven churches in the aggregate amount of $2,802,000, with the average size being $400,000. The Company has also purchased in the secondary market three church mortgage bonds at a discount, including two First Mortgage Church Bonds in the face amount of $50,000 and one Second Mortgage Church Bond in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through
(i) the sale of additional shares; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan. The Company's initial public offering ended November 8, 1996.

Results of Operations

    The Company commenced active business operations on or about April 15, 1996. As of March 31, 1997, the Company had funded seven first mortgage loans to churches for an aggregate amount of $2,685,288 and purchased $50,000 principal amount of First Mortgage Church Bonds for a purchase price of $46,412 (which includes $407 in accrued interest), and for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. The loans made by the Company range in interest rate charged to the borrowers from 9.25% for annually adjustable, 20 year amortized loans, to 11.25% for 15 year fixed interest rate loans. As of March 31, 1997, the average, principal- adjusted interest rate on the Company's portfolio of loans was 10.86%. The Company's portfolio of bonds has an average current yield of 11.68% .

    Net operating income for the Company's fiscal quarter ended March 31, 1997 was $68,596 ($.19 per share) on total revenues of $72,454. Revenues included segments of income from interest paid by borrowers, capital gains and origination income, all of which constitute the Company's "core" income segments under its business plan. Operations expenses likewise are believed to be reasonably reflective of the Company's expected on-going expenses which, for the most part, consist mostly of the advisory fee. The Advisory absorbs all operating expenses of the Company with the exception of professional fees, director fees and costs related to capital-raising activities. If should be noted, however, that the Advisor waived $8,641 in fees otherwise payable to it during the three month period ended March 31, 1997. Comparison of the three month period ended March 31, 1997 with 1996 is not illustrative in that the Company had not commenced active business operations for the period ended March 31, 1996.

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

    Total assets of the Company increased from $244,986 as of March 31, 1996 to $3,416,163 as of March 31, 1997, primarily as a result of the sale and issuance of the Company's common stock pursuant to its initial public offering, the proceeds of which were deployed into mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose from $192,987 to $3,290,190 for the same reason. Company liabilities at the end of the first quarter ending March 31, 1997 are primarily comprised of a "Deferred Income" item, reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of March 31, 1997 but not yet paid.

Liquidity and Capital Resources

    On March 31, 1996 the Company had no assets other than the $200,000 cash paid by its promoter, DRM Holdings, for the 20,000 shares owned by it ($10.00 per share) and had incurred no material obligations, other than accumulated and unpaid expenses pertaining to its initial public offering. The initial $200,000 capital contribution by the promoter was partially used to pay legal and accounting costs relating to the organization of the Company, Independent Director's fees and certain professional and other fees and costs associated with the Company's initial public offering. On or about April 15, 1996, the Company recorded additional paid-in capital of $2,019,205 in connection with the sale of the Company's common stock in its initial public offering and began active business operations. As of March 31, 1997, the Company had recorded a total of $3,334,239 in additional paid in capital, which includes the initial $200,000 investment by the promoter DRM Holdings.

    On March 31, 1997 the Company had liquid assets consisting mainly of cash and cash equivalents of approximately $512,000, substantially all of which is available to be loaned by the Company; loans receivable (including current portion) in the amount of $2,767,000; and church bonds receivable in the amount of $121,647. The Company believes that it is not necessary for the Company to maintain large amount of cash or cash equivalents for reserve or other purposes, since most operational costs are included within the advisory fee paid to the Advisor. Therefore, the intent of the Company is to deploy materially all of the Company's assets into loans in order to maximize returns to the Company and yields to its shareholders.

    The Company's revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans made by it. The Company also earns income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its Shareholders, and on income generated on church bonds it may purchase and own. The Company generates revenue through (i) Permitted Temporary Investments of the net proceeds from the sale of Shares, and (ii) implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. The principal expenses of the Company will be Advisory Fees, legal and accounting fees, communications costs with its Shareholders, and the expenses of its stock transfer agent, registrar and dividend reinvestment agent.

    The Company's future capital needs are expected to be met by (i) additional sale of its shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans made by the Company, and (iii) borrowed funds. The Company believes that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Company's Dividend Reinvestment Plan, will provide a supplemental source of capital to fund business operations. Although the Company may borrow funds in an amount not to exceed 50% of its Average Invested Assets in order to increase its lending capacity, it has no present intention of doing so, nor has it secured a source for such borrowing.

                                                 PART II

                                            OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.



Item 6.  Exhibits and Reports on Form 8-K

        a) Exhibits filed with Form 10-QSB
           None

                                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:  May 15, 1997


                                        AMERICAN CHURCH MORTGAGE COMPANY



                                     By:    /s/ V. James Davis
                                                V. James Davis
                                        Chief Executive Officer, Treasurer
                                        (and Chief Financial Officer)


                                     By:    /s/ David G. Reinhart
                                                David G. Reinhart
                                          Vice President and Secretary