Form 10QSB
period 1997-06-30
AMERICAN CHURCH MORTGAGE CO
filed 1997-08-08
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

        The number of shares outstanding of the Registrant's stock as of
                               July 31, 1997 was:

                   368,066 Shares of Common Stock Outstanding

                                         AMERICAN CHURCH MORTGAGE COMPANY



                                                 INDEX                                            Page
                                                                                                   No.



                                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 1997 and 1996.............................................3

                  Statements of Operations
                    Six Month Periods Ending June 30, 1997 and 1996................................ 4
                    Interim Three Month Periods Ending
                           June 30, 1997 and 1996...................................................4

                  Statements of Cash Flows
                    Six Months Ended June 30, 1997 and 1996.........................................5

                  Statement of Stockholders Equity..................................................6

                  Notes to Financial Statements ................................................... 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............................................ 11

                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................13

Item 6.  Exhibits and Reports on Form 8-K .........................................................13

                  Signatures'......................................................................13


AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                      June 30,                  June 30,
                                                                       1997                      1996

Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $      155,366            $      428,025
     Prepaid Expense........................................              6,145                       695
     Current Maturities of  Loans Receivable................             66,682                    32,834
                                                                     ----------               -----------
         Total current Assets:                                          228,193                   461,554

     Loans Receivable, net of current maturities............          3,095,425                 1,773,197
     Bonds receivable.......................................            122,700                    72,805

     Deferred Tax Asset.....................................             15,000                     - 0 -
     Organizational Expenses, (net of accumulated
       amortization June 30, 1997, $935; June
       30, 1996, $632)......................................                616                       920
                                                                     ----------               -----------

         Total Assets:                                             $  3,461,934             $   2,308,476
                                                                     ==========               ===========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................       $     13,060              $      4,379
     Deferred Income........................................              8,167                     5,523
     Dividends Payable......................................             83,378                    46,667
                                                                     ----------                ----------
         Total current Liabilities:.........................            104,605                    56,569

     Deferred Income........................................             40,440                    24,505


     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding  365,389
          as of June 30, 1997, 250,170 shares as of
          June 30, 1996.....................................              3,654                     2,502
     Additional Paid in Capital.............................          3,362,364                 2,256,620
     Accumulated deficit....................................            (49,129)                  (31,720)
                                                                      ---------                ----------
         Total Shareholders Equity:                                   3,316,889                 2,227,402
                                                                      ---------                ----------
                                                                    $ 3,461,934              $  2,308,476
                                                                      =========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                  Six Months Ended                  Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               1997              1996              1997             1996
                                                             --------          --------          --------        -------


Revenues
     Interest Income Loans...........................      $   141,830    $      22,661         $  80,586        $  22,661
     Interest Income Other...........................           13,977            7,179             6,807            5,909
     Capital Gains Realized..........................            2,060            - 0 -             1,053            - 0 -
     Origination Income..............................            5,523            3,027             2,490            3,027
     Escrow Interest Income..........................            - 0 -           37,477             - 0 -           15,076
                                                          ------------         --------          --------          -------
         Total Revenues:                                       163,390           70,344            90,936           46,673

Expenses
     Professional fees...............................            7,600            5,778             6,370            5,778
     Director fees...................................              800            - 0 -             - 0 -            - 0 -
     Amortization....................................              152              152               76                76
     Advisory Fees...................................            - 0 -            3,714             - 0 -            3,714
     Other...........................................            4,137           39,908             2,386           16,454
                                                             ---------        ---------           -------          -------
         Total Expenses:                                        12,689           49,552             8,832           26,022

Provision for (Benefit from )
  Income Taxes.......................................            5,000            - 0 -             5,000            - 0 -
                                                             ---------        ---------          --------          -------

Net Income (loss)....................................       $  145,701     $     20,792        $   77,104        $  20,651
                                                              ========        =========           =======          =======

Income (Loss) Per Common Share.......................            $ .40            $ .19            $  .21            $ .10

Weighted Average Common Shares
      Outstanding....................................          361,809          112,341           362,491          204,681


Dividends Declared...................................      $   164,936      $    46,667          $ 83,378         $ 46,667

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                For the Six                   For the Six
                                                                Months Ended                  Months Ended
                                                                  June 30,                       June 30,
                                                                    1997                          1996

Cash Flows From Operating Activities
Net Income (Loss)                                            $     145,701                $       20,792
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred income taxes                                                                         5,000
     Amortization                                                      153                           151
     Earnings on Bonds                                              (2,060)
  Change in assets and liabilities:
     Increase in prepaid expenses                                   (6,145)                         (695)
     Decrease in accounts payable                                     (422)                      (45,114)
     Increase in origination income payable                          5,000
     Increase in deferred income                                     2,677                        30,028
                                                                 ----------                   ----------
         Net cash used in operating activities                     149,904                         5,162


Cash Flows From Investing Activities
     Investment in mortgage loans                                 (526,712)                   (1,817,000)
     Collections of mortgage loans                                  25,429                        10,969
     Investment in bonds                                             - 0 -                       (72,805)
                                                                ----------                   -----------
         Net cash used for investing activities                   (501,283)                   (1,878,836)

Cash Flows From Financing Activities
     Proceeds from stock offering                                    - 0 -                     2,166,417
     Dividends Paid                                               (105,999)
         Net cash from (used for) financing activities            (105,999)                    2,166,417
                                                                ----------                    ----------

     Net increase (Decrease) in Cash                              (457,378)                      292,743

Cash
     Beginning of period                                           612,744                       135,282
                                                                ----------                    ----------

     End of period                                            $    155,366                  $    428,025
                                                                ==========                    ==========


Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                         $      83,378                    $   46,667
     Deferred offering costs reclassified to additional
       paid-in capital                                                                        $  107,295
     Dividends reinvested                                    $      55,983

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest                                                      - 0 -                         - 0 -
       Income Taxes                                                  - 0 -                         - 0 -


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                   Additional
                                                   Common Stock                     Paid-In                 Accumulated
                                             Shares            Amount               Capital                   Deficit

Balance, December 31, 1996                    359,791        $   3,598           $ 3,306,437              $    (29,894)

     Issuance of 5,598 shares of
         common stock, net of
         offering costs                        5,598                56                55,927

     Net Income                                                                                                145,701


     Dividends declared                                                                                       (164,936)
                                             -------          --------             ---------                 ---------
Balance, June 30, 1997     (unaudited)       365,389        $    3,654           $ 3,362,364               $   (49,129)



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

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage in the business of making mortgage loans to churches an other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations. The Company concluded its public stock offering in November 1996 and commenced its principal business activities early in 1996.

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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at June 30, 1997, management believes the loans receivable to be collectible in all material respects.

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

2. MORTGAGE AND BONDS RECEIVABLE

At June 30, 1997, the Company had funded eight first mortgage loans and one second mortgage loan to churches for an aggregate amount of $3,212,000. The first mortgage loans made by the Company range in interest rates charged to the borrowers from 9.75% for annually adjustable 20 year amortized loans to 11.25% for 15 year fixed interest rate loans. The second mortgage loan made by the Company bears interest at the rate of 15% (adjusting to 12% upon occurrence of a continency). The maturity schedule for those loans as of June 30, 1997 is as follows:

1997                                                         $     66,682
1998                                                              174,383
1999                                                               82,978
2000                                                               92,567
2001                                                              103,266
Thereafter                                                      2,642,231
                                                                ---------

            Total                                              $3,162,107

The Company also has three bonds receivable, which are carried at cost plus amortized interest income. The bonds pay quarterly interest ranging from 8.5% to 9.55%. The combined principal of $150,000 is due at various maturity dates between May 15, 2001 and June 1, 2010.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of June 30, 1997.

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

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower, in connection with a mortgage loan made or renewed by the Company. The Company paid no advisory or origination fees from January 1 through June 30, 1997.

The Advisor and the Company are related through common ownership and common management. See Note 6.

5.  INCOME TAXES

The income tax expense (benefit) consists of the following components:

                                                                  June 30
                                                           1997             1996
                                                           ----             ----

     Current                                         $      -          $      -
     Deferred                                               5,000             -
                                                           ------         -----
                       Total tax expense (benefit)   $      5,000      $      -
                                                           ======         =====

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                                  June 30,
                                                             1997              1996

Expected tax expense (benefit)                         $   51,000           $  (300)
(Increase) decrease in valuation allowance                                      300
Benefit of REIT distributions                             (46,000)
                                                         --------

            Totals                                     $    5,000           $    -
                                                         ========              ====

The components of deferred income taxes are as follows:

                                                                  June 30,
                                                             1997              1996
Deferred tax assets:
    Temporary differences (loan origination fees)      $    14,000
    Net operating loss carry-forward                         1,000         $  1,600
Valuation allowance                                          -               (1,600)
                                                         ---------            -----

            Net deferred tax asset                     $    15,000         $    -
                                                         =========            =====


The Company increased the valuation allowance by $300 at June 30, 1996.

6.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1995. The Company offered to sell 2,000,000 shares of its common stock at a price of $10 per shares. The offering was underwritten by an affiliate of the Advisor on a "best efforts" basis. The Company's initial public offering of its shares was completed in November 1996.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 1997 and 1996:

                                                                 June 30,
                                                     1997                          1996
                                         -------------------------      --------------------------
                                            Carrying        Fair        Carrying         Fair
                                             Amount         Value        Amount          Value

Cash and equivalents                     $   155,366   $   155,366     $  428,025       $  428,025
Loans receivable                           3,162,107     3,162,107      1,806,031        1,806,031

Bonds receivable                             122,700       122,700         72,805           72,805

The carrying value of cash and equivalents approximates fair value. The fair value of the loans receivable and the bonds receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8. SUBSEQUENT EVENT

The Company is planning for a secondary public offering of its common stock during the third quarter of 1997. The Company is registering with the Securities and Exchange Commission 1,500,000 shares of common stock to be offered to the public at $10.00 per share.

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

         Between the date upon which the Company began active business operations (April 15, 1996) and July 1, 1997, the Company made loans to nine churches in the aggregate amount of $3,212,000, with the average size being $357,000. The Company has also purchased in the secondary market three church mortgage bonds at a discount, including two First Mortgage Church Bonds in the face amount of $50,000 and one Second Mortgage Church Bond in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through
(i) the sale of additional shares; (ii) prepayment and repayment at maturity of existing loans; (iii) borrowed funds; and (iv) dividends reinvested under the Company's Dividend Reinvestment Plan. The Company's initial public offering ended November 8, 1996.


Results of Operations

         The Company commenced active business operations on or about April 15, 1996, therefore, results of operations through December 31, 1996 are reflective of approximately 255 days of operations. As of July 1, 1997, the Company had funded eight first mortgage loans and one second mortgage loan to churches for an aggregate amount of $3,212,000 and purchased $50,000 principal amount of First Mortgage Church Bonds for a purchase price of $46,412 (which includes $407 in accrued interest), and for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. The first mortgage loans made by the Company range in interest rate charged to the borrowers from 9.75% for annually adjustable 20 year amortized loans to 11.25% for 15 year fixed interest rate loans. The second mortgage loan made by the Company bears interest at the rate of 15% (adjusting to 12% upon occurrence of a contingency). As of July 1, 1997, the average, principal-adjusted interest rate on the Company's portfolio of loans was 11.05% and the average current yield on the Company's portfolio of bonds was 11.68% .

         Net operating income for the six months ended June 30, 1997 was $145,701 ($.40 per share) on total revenues of $163,390. Revenues included segments of income from interest paid by borrowers, capital gains and origination income, all of which constitute the Company's "core" income segments under its business plan. Operations expenses likewise are believed to be reasonably reflective of the Company's expected on-going expenses which, for the most part, consist mostly of the Advisory Fee. The Advisory Fee absorbs all operating expenses of the Company with the exception of professional fees, director fees and costs related to capital-raising activities. It should be noted, that the Advisor waived $17,785 in fees otherwise payable to it during the six month period ended June 30, 1997. Comparison of the six month period ended June 30, 1997 with 1996 is not believed to be illustrative because the Company had negligible business operations for the period ended June 30, 1996.

         The Company's Board of Directors declared dividends to Shareholders of $.1927 for each share held of record on June 30, 1996, $.23125 for each share held of record September 30, 1996, and $.240625 for each share held of record on December 31, 1996. During the Company's public offering, dividends were computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. Based on the 75 days of operation for the quarter ending June 30, 1996 and the subsequent quarters ended September 30, 1996 and December 31, 1996, the dividends paid represented a 9.25%, 9.25% and 9.625% annualized yield to Shareholders respectively. For the quarters ended March 31, 1997 and June 30, 1997, the Board of Directors declared dividends to Shareholders of $.225 per share and $.22875 per share respectively, representing a 9.00% and 9.15% annualized yield to Shareholders, respectively.

         Total assets of the Company increased from $2,308,746 as of June 30, 1996 to $3,461,934 as of June 30, 1997, primarily as a result of the sale and issuance of the Company's common stock pursuant to its initial public offering, the proceeds of which were deployed into mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose from $2,227,402 to $3,316,889 for the same reason. Company liabilities at the end of the sixth month period ended June 30, 1997 are primarily comprised of a "Deferred Income" item, reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan, and dividends declared as of June 30, 1997 but not yet paid. Total assets of the Company as of June 30, 1997 were $3,461,934.

Liquidity and Capital Resources

         On March 31, 1996 the Company had no assets other than the $200,000 cash paid by its promoter, DRM Holdings, for the 20,000 shares owned by it
($10.00 per share) and had incurred no material obligations, other than accumulated and unpaid expenses pertaining to its initial public offering. The initial $200,000 capital contribution by DRM Holdings, Inc. was partially used to pay legal and accounting costs relating to the organization of the Company, Independent Director's fees and certain professional and other fees and costs associated with the Company's initial public offering. On or about April 15,
1996, the Company recorded additional paid-in capital of $2,019,205 in connection with the sale of the Company's common stock in its initial public offering and began active business operations. As of June 30, 1997, the Company had recorded a total of $3,362,364 in additional paid in capital, which includes the initial $200,000 investment by DRM Holdings, Inc.

         On June 30, 1997 the Company had liquid assets consisting mainly of cash and cash equivalents of approximately $155,366, substantially all of which was available to be loaned by the Company; loans receivable (including current portion) in the amount of $3,162,107; and church bonds receivable in the amount of $122,700. The Company believes that it is unnecessary for the Company to maintain large amount of cash or cash equivalents for reserve or other purposes, since most operational costs are included within the Advisory Fee paid to the Advisor. Therefore, the intent of the Company is to deploy materially all of the Company's assets into loans in order to maximize returns to the Company and yields to its Shareholders.

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

         Dated:    August 8, 1997


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