Form 10QSB
period 1997-09-30
AMERICAN CHURCH MORTGAGE CO
filed 1997-11-13
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                For the Quarterly Period Ended September 30, 1997

                                       or

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the Transition Period from ------------to------------


--------------------------------------------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

     The number of shares outstanding of the Registrant's stock as of October 31, 1997 was:
                   487,775 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                              Page
                                                                       No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

Balance Sheets September 30, 1997 and 1996..............................3

Statements of Operations
  Nine Month Periods Ending September 30, 1997 and 1996.................4
  Interim Three Month Periods Ending
    September 30, 1997 and 1996.........................................4

Statements of Cash Flows
  Nine Months Ended September 30, 1997 and 1996.........................5

Statement of Stockholders Equity........................................6

Notes to Financial Statements ..........................................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........13

Item 6.  Exhibits and Reports on Form 8-K .............................13

                  Signatures'..........................................13

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                   September 30,             September 30,
                                                                        1997                      1996

Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $       99,536            $      592,045
     Prepaid Expense........................................              - 0 -                       695
     Current Maturities of  Loans Receivable................             61,543                    33,722
                                                                     ----------               -----------
         Total current Assets:                                          161,079                   626,462

     Loans Receivable, net of current maturities............          3,184,573                 2,022,698
     Bonds Receivable.......................................            124,668                    72,805

     Deferred Offering Costs................................             30,558                     - 0 -

     Deferred Tax Asset.....................................             15,000                     - 0 -
     Organizational Expenses, (net of accumulated
       amortization September 30, 1997, $1,011; September
       30, 1996, $708)......................................                540                       844
                                                                     ----------                ----------

         Total Assets:                                             $  3,516,418             $   2,722,809
                                                                     ==========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................    $        36,129           $         1,022
     Deferred Income........................................             11,066                     - 0 -
     Dividends Payable......................................             87,103                    62,344
                                                                     ----------                ----------
         Total current Liabilities:.........................            134,298                    63,366

     Deferred Income, net of current deferred Income........             36,717                    38,415


     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding  368,066
          as of September 30, 1997, 292,606 shares as of
          September 30, 1996................................              3,681                     2,926
     Additional Paid in Capital.............................          3,389,106                 2,663,104
     Accumulated Deficit....................................            (47,384)                  (45,002)
                                                                      ---------                ----------
         Total Shareholders Equity:                                   3,345,403                 2,621,028
                                                                      ---------                ----------

                                                                    $ 3,516,418             $   2,722,809
                                                                      =========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                  Nine Months Ended                 Three Months Ended
                                                                    September 30,                      September 30,
                                                                1997             1996               1997             1996
                                                              --------        ---------           -------          -------


Revenues
     Interest Income Loans...........................       $  230,245       $  125,073         $  88,414        $  57,756
     Interest Income Other...........................           17,437            - 0 -             3,460            - 0 -
     Capital Gains Realized..........................            3,157            - 0 -             1,097            - 0 -
     Origination Income..............................            8,347            4,640             2,824            1,613
                                                               -------          -------            ------           ------
         Total Revenues:                                       259,186          129,713            95,795           59,369

Expenses
     Professional Fees...............................            7,862           11,753             1,062            2,261
     Director Fees...................................            1,600            - 0 -            - 0 -               800
     Amortization....................................              228              228                76               76
     Escrow Interest Expense.........................            - 0 -           37,274             - 0 -            - 0 -
     Advisory Fees...................................            4,700           - 0 -              4,700            - 0 -
     Other...........................................            5,246           10,603             1,108            7,169
                                                               -------          -------            ------           ------
         Total Expenses:                                        19,636           59,858             6,946           10,306

Net Operating Income (loss)..........................        $ 239,550       $   69,855         $  88,849        $  49,063
                                                               -------          -------            ------          -------

Provision for (Benefit from )
  Income Taxes.......................................            5,000            - 0 -            - 0 -             - 0 -
                                                               -------          -------           -------          -------

Net Income (loss)....................................        $ 234,550       $   69,855         $  88,849        $  49,063
                                                               =======          =======           =======          =======

Income (Loss) Per Common Share.......................            $ .64             $ .27           $  .24            $ .18

Weighted Average Common Shares
      Outstanding....................................          364,540           257,074          365,212          270,881


Dividends Declared...................................        $ 252,040        $  109,012        $  87,103         $ 62,334

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               For the Nine                  For the Nine
                                                               Months Ended                  Months Ended
                                                               September 30,                 September 30,
                                                                   1997                          1996

Cash Flows From Operating Activities
Net Income (Loss)                                            $     234,550                $       69,855
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred income taxes                                                                         5,000
     Amortization                                                      228                           228
     Earnings on Bonds                                              (3,157)
  Change in assets and liabilities:
     Increase (Decrease) in prepaid expenses                         - 0 -                          (695)
     Increase (Decrease) in accounts payable                        (2,911)                      (48,472)
     Increase (Decrease) in deferred income                          1,853                        38,415
                                                                  --------                     ---------
         Net cash used in operating activities                     235,563                        59,331


Cash Flows From Investing Activities
     Investment in mortgage loans                                 (626,712)                   (2,070,288)
     Collections of mortgage loans                                  41,420                        13,868
     Investment in bonds                                              (871)                      (72,805)
                                                                  --------                     ---------
         Net cash used for investing activities                   (586,163)                   (2,129,225)

Cash Flows From Financing Activities
     Proceeds from stock offering                                    - 0 -                     2,526,657
     Dividends Paid                                               (162,608)                       - 0 -
                                                                  --------                     ---------
         Net cash from (used for) financing activities            (162,608)                    2,526,657
                                                                  --------                     ---------

     Net increase (Decrease) in Cash                              (513,208)                      456,763

Cash
     Beginning of period                                           612,744                       135,282
                                                                ----------                    ----------

     End of period                                           $      99,536                  $    592,045
                                                                ==========                    ==========


Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                         $      87,103                  $     62,344
     Deferred offering costs financed through
        accounts payable                                     $      30,558
     Dividends reinvested                                    $      87,750

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest                                                      - 0 -                         - 0 -
       Income Taxes                                                  - 0 -                         - 0 -


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                Additional
                                                  Common Stock                    Paid-In                   Accumulated
                                             Shares            Amount             Capital                     Deficit

Balance, December 31, 1996                   359,791        $    3,598          $ 3,306,437              $     (29,894)

     Issuance of 8,275 shares of
         common stock, through
         Dividend Reinvestment Program         8,275                83               82,670

     Net Income                                                                                                234,550


     Dividends declared                                                                                       (252,040)
                                             -------             -----            ---------                    -------
Balance, September 30, 1997                  368,066        $    3,681          $ 3,389,107               $    (47,384)
     (unaudited)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at September 30, 1997, management believes the loans receivable to be collectible in all material respects.

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

For fiscal 1996 and 1997, the Company will elect to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its Shareholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

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

2. MORTGAGE AND BONDS RECEIVABLE

At September 30, 1997, the Company had funded eight first mortgage loans and one second mortgage loan to churches for an aggregate amount of $3,312,000. The first mortgage loans made by the Company range in interest rates charged to the borrowers from 9.75% for annually adjustable 20 year amortized loans to 11.25% for 15 year fixed interest rate loans. The second mortgage loan made by the Company bears interest at the rate of 15% (adjusting to 12% upon occurrence of a continency). The maturity schedule for those loans as of September 30, 1997 is as follows:

1997                                                         $     18,343
1998                                                               73,362
1999                                                              181,845
2000                                                               91,310
2001                                                              101,872
Thereafter                                                      2,779,384
                                                                ---------

            Total                                              $3,246,116

The Company also has three bonds receivable, which are carried at cost plus amortized interest income. The bonds pay quarterly interest ranging from 7.75% to 9.55%. The combined principal of $152,000 is due at various maturity dates between May 15, 2001 and January 1, 2012.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of September 30, 1997.

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

Upon non-renewal or termination of the Advisory Agreement, the Company maybe required to pay the Advisor a termination fee equal to two percent of the value of the average invested assets of the Company as of the date of termination, subject to limitations set forth in the Advisory Agreement.

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower, in connection with a mortgage loan made or renewed by the Company. The Company paid $4,700 in advisory fees and $10,200 in origination fees from January 1 through September 30, 1997.

The Advisor and the Company are related through common ownership and common management.

5.  INCOME TAXES

The income tax expense (benefit) consists of the following components:

                                                               September 30,
                                                            1997           1996

     Current                                         $      -          $      -
     Deferred                                               5,000             -
                                                           ------         -----
     Total tax expense (benefit)                         $  5,000      $      -
                                                           ======         =====

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                               September 30,
                                                            1997             1996

Expected tax expense (benefit)                         $   51,000        $  (300)
(Increase) decrease in valuation allowance                                   300
Benefit of REIT distributions                             (46,000)
                                                          -------           ----

            Totals                                     $    5,000        $     -
                                                         ========           ====

The components of deferred income taxes are as follows:

                                                                September 30,
                                                            1997            1996
Deferred tax assets:
    Temporary differences (loan origination fees)      $   14,000
    Net operating loss carry-forward                        1,000       $  1,600
Valuation allowance                                         -             (1,600)
                                                         --------         ------

            Net deferred tax asset                     $   15,000        $     -
                                                         ========         ======

6.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a secondary public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an affiliate of the Advisor on a "best efforts" basis. The Company's initial public offering of its shares was completed in November 1996.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 1997 and 1996:

                                                                September 30,

                                                    1997                        1996
                                           ------------------------      --------------------
                                           Carrying         Fair         Carrying      Fair
                                            Amount          Value         Amount       Value

Cash and equivalents                    $     99,536  $     99,536   $   592,045  $   592,045
Loans receivable                           3,246,116     3,246,116     2,056,420    2,056,420
Bonds receivable                             124,668       124,668        72,805       72,805

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

         Between the date upon which the Company began active business operations (April 15, 1996) and July 1, 1997, the Company made loans to nine churches in the aggregate amount of $3,312,000, with the average size being $368,000. The Company has also purchased in the secondary market three church mortgage bonds at a discount, including two First Mortgage Church Bonds in the face amount of $50,000 and one Second Mortgage Church Bond in the face amount of $100,000. Funding of additional mortgage loans is expected to continue on an on-going basis as funds become available to the Company through (i) the sale of additional common stock; (ii) prepayment and repayment at maturity of existing loans; (iii) borrowed funds; and (iv) dividends reinvested under the Company's Dividend Reinvestment Plan. The Company's initial public offering ended November 8, 1996 with 355,508 of its shares having been sold to 275 investors.


Results of Operations

         The Company commenced active business operations on or about April 15, 1996, therefore, results of operations through December 31, 1996 are reflective of approximately 255 days of operations. As of November 1, 1997, the Company had funded ten first mortgage loans and two second mortgage loans to churches for an aggregate amount of $3,972,000 and purchased $52,000 principal amount of First Mortgage Church Bonds for a purchase price of $47,283 (which includes $407 in accrued interest), and for $100,000 face amount Second Mortgage Church Bonds for $72,805. The first mortgage loans made by the Company range in interest rate charged to the borrowers from 9.75% for annually adjustable 20 year amortized loans to 11.25% for 15 year fixed interest rate loans. One of the second mortgage loans made by the Company bears interest at the rate of 15% (adjusting to 12% upon occurrence of a contingency) and the other is at 11.50% for a five year period. As of November 1, 1997, the average, principal-adjusted interest rate on the Company's portfolio of loans was 11.09% and the average current yield on the Company's portfolio of bonds was 11.20% .

         Net income for the nine months ended September 30, 1997 was $234,550 ($.64 per share) on total revenues of $259,186. Revenues included segments of income from interest paid by borrowers, capital gains and origination income, all of which constitute the Company's "core" income segments under its business plan. Operations expenses likewise are believed to be reasonably reflective of the Company's expected on-going expenses which, for the most part, consist mostly of the Advisory Fee. The Advisory Fee absorbs all operating expenses of the Company with the exception of professional fees, shareholder services fees, director fees and costs related to capital-raising activities. The Advisor waived $23,619 in fees otherwise payable to it during the nine month period ended September 30, 1997. Comparison of the nine month period ended September 30, 1997 with the same period in 1996 is not believed to be illustrative because the Company had only 165 calendar days of business operations for the period ended September 30, 1996 compared with 270 calendar days of operations for the nine month period ending September 30, 1997.

         The Company's Board of Directors declared dividends to Shareholders of $.23875 for each share held of record on September 30, 1997 compared to $.1927 for each share held of record September 30, 1996. Total revenues for the Company's third fiscal quarter ended September 30, 1997 was $95,795 up form $59,369 for the third quarter of 1996. Net income for the third fiscal quarter ended September 30, 1997 was $88,849 up from $49,063 for the same period ending September 30, 1996. The dividend declared for September 30, 1997 and 1996 represents an annualized rate of return to Shareholders of 9.50% and 9.25% respectively.

         The Company's total assets increased from $2,722,809 as of September 30, 1996 to $3,516,418 as of September 30, 1997, primarily as a result of the sale and issuance of the Company's common stock pursuant to its initial public offering, the proceeds of which were deployed into mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose from $2,621,028 to $3,345,403 for the same reason. The Company's liabilities at the end of the nine month period ended September 30, 1997 are primarily comprised of a "Deferred Income" item, reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan, and dividends declared as of September 30, 1997 but not yet paid. Total assets of the Company as of September 30, 1997 were $3,516,418.

Liquidity and Capital Resources

         On March 31, 1996 the Company had no assets other than the $200,000 of paid in capital invested by its promoter, DRM Holdings, for 20,000 shares of the Company's common stock for which it paid $10 per share, and had incurred no material obligations, other than accumulated and unpaid expenses pertaining to its initial public offering. The initial $200,000 capital contribution by DRM Holdings, Inc. was partially used to pay legal and accounting costs relating to the organization of the Company, Independent Director's fees and certain professional and other fees and costs associated with the Company's initial public offering. On or about April 15, 1996, the Company recorded additional paid-in capital of $2,019,205 in connection with the sale of the Company's common stock in its initial public offering and began active business operations. As of September 30, 1997, the Company had recorded a total of $3,389,106 in paid in capital, which includes the initial $200,000 investment by DRM Holdings, Inc.

         On September 30, 1997 the Company had liquid assets consisting mainly of cash and cash equivalents of approximately $99,536, of which $12,433 was available to be loaned by the Company. The remaining cash and cash equivalents of $87,103 was income received by the Company and not yet distributed to Shareholders. Other assets included Loans Receivable (including current portion) in the amount of $3,246,116, and church bonds in the amount of $124,668. The Company believes that it is unnecessary for the Company to maintain large amount of cash or cash equivalents for reserve or other purposes, since most operational costs are included within the Advisory Fee paid to the Advisor. Therefore, the intent of the Company is to deploy materially all of the Company's assets into loans in order to maximize returns to the Company and yields to its Shareholders.

         The Company's revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans which it makes to churches. The Company also earns income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its Shareholders, and on income generated on church bonds it may purchase and own. The Company generates revenue through (i) Permitted Temporary Investments of the net proceeds from the sale of Shares, and (ii) implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. The principal expenses of the Company are Advisory Fees, legal and accounting fees, communications costs with its Shareholders, and the expenses of its stock transfer agent, registrar and dividend reinvestment agent.

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

         On September 26, 1997 the Company received approval from the Securities and Exchange Commission to conduct a second public offering of an additional 1,500,00 shares of common stock at $10 per share. The shares offered will be sold by securities broker-dealers, on a "best efforts" basis, who are members of the National Association of Securities Dealers, Inc. ("NASD"). American
Investors Group, Inc., an affiliate of the Advisor, serves as Managing Underwriter of the Offering and LaSalle St. Securities, Inc., Chicago, Illinois serves as Co-Underwriter of the Offering. This Offering will terminate no later than 365 days from September 26, 1997, subject to extension by mutual agreement of the Company and Managing Underwriter for an additional 120 days, or until completion of the sale of the Shares, whichever first occurs. The Company reserves the right to terminate the Offering at any time. The Company intends to continue to deploy net proceeds form the sale of Shares in the Offering as they are sold and on a regular basis pursuant to its investment and operating strategy.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    November 12, 1997


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
















file:f:\acmc\10qs&ks\10q697.wpd