Form 10KSB
period 1997-12-31
AMERICAN CHURCH MORTGAGE CO
filed 1998-03-31
CIK 934543

As filed with the Securities and Exchange Commission on March 31, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

-------------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997
       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to __________.
--------------------------------------------------------------------------------


                         Commission File Number 33-87570


                        American Church Mortgage Company

--------------------------------------------------------------------------------


              (Exact name of small business issuer in its charter)

                            10237 Yellow Circle Drive
                              Minneapolis, MN 55343
                            Telephone: (612) 945-9455

                  I.R.S. Employer Identification No. 41-1793975

     State or other jurisdiction of incorporation or organization: Minnesota

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

State issuer's revenues for its most recent fiscal year:      $384,118

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 28, 1998 was: 624,233

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                    INDEX                                 Page
                                                                           No.

                                     PART I

Item 1.    Description of Business.................................        3

Item 2.    Description of Property.................................       10

Item 3.    Legal Proceedings.......................................       10

Item 4.    Submission of Matters to a Vote of Security Holders.....       10

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.............................       10

Item 6.    Management's Discussion and Analysis
           or Plan of Operation....................................       12

Item 7.    Financial Statements:...................................       14

                  Balance Sheet
                  December 31, 1997 and 1996.......................      F-2

                  Statement of Operations
                  Years Ended December 31, 1997 and
                      December 31, 1996............................      F-4

                  Statements of Stockholders' Equity
                  December 31, 1997 and 1996.......................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 1997 and
                      December 31, 1996............................      F-6

                  Notes to Financial Statements....................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure......       14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act............................................       14

Item 10.   Executive Compensation..................................       16

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management..............................................       17

Item 12.   Certain Relationships and Related Transactions..........       18

Item 13.   Exhibits and Reports on Form 8-K........................       20

                                     PART I

Item 1.    Description of Business

General

           Incorporated as a Minnesota corporation on May 27, 1994, the Company operates as a Real Estate Investment Trust ("REIT") and is engaged in the business of making mortgage loans to churches and other non-profit religious organizations. The Company makes loans throughout the United States. The principal amount of such loans ranges from $100,000 to $1,000,000. The Company may also invest up to 30% of its Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. As of the date of this Report, the Company has made loans to fifteen churches in the aggregate amount of $5,351,000, with the average size being $356,000. The Company has also purchased in the secondary market for $47,282 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $52,000, and for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. Subject to supervision of the Company's Board of Directors, the business of the Company is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to the Company. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which serves as dealer-manager of the Company's current public offering of its common stock. Two of the Advisor's principals serve as directors of the Company.

Current Public Offering

           On September 26, 1997, the Securities and Exchange Commission declared effective the Company's second offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering is currently being co-underwritten by American Investors Group, Inc.("American") and LaSalle St. Securities, Inc., ("LaSalle"). American is the Managing Underwriter and is an affiliate of the Company. This Offering is being conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission and will terminate no later than 365 days from September 26, 1997, subject to extension by mutual agreement of the Company and the Managing Underwriter for an additional 120 days, or until completion of the sale of all Shares, whichever occurs first. The Company reserves the right to terminate this Offering at any time. As of February 28, 1998 the Company has sold 624,233 shares of its common stock and has a total of 248,945 issued and outstanding in this offering.

The Company's Business Activities

           The Company's business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). The Advisor's affiliate, American have been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting such bonds, American reviews financing proposals, analyzes prospective borrowers' financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American, have been engaged in the business of church financing since 1983, with a combined experience of approximately 53 years in this business. Since its inception, American has underwritten approximately 120 church bond financings, in which approximately $165 million in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1.5 million.

           In the course of its business, American has identified a demand from potential borrowers for smaller loans of $100,000 to $1,000,000. Because of the regulatory and administrative expenses associated with the bond financing business, American determined that the economic feasibility of this form of financing has diminished for financings under $750,000. As a result, the Company believes that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reticence of banks to lend to churches for other than economic reasons. The Company's objective is to provide a lending source to this segment of the industry, capitalizing on the human resources and experience available at American and the Advisor and the marketing, advertising and general goodwill of American.

Financing Business

           The Company's primary business is to make first mortgage loans in amounts ranging from $100,000 to $1,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. The Company applies essentially all of its working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. The Company seeks to enhance returns on investments on such loans by (i) emphasizing shorter-term (0-5 years) and mid-term (5-15 years) loans and construction loans (although there is no limit on the term of loans the Company will make); (ii) seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan; (iii) making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and (iv) purchasing a limited amount of mortgage- secured debt securities having various maturities issued by churches and other non-profit religious organizations. The Company's policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase. All other mortgage loans made by the Company (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of the Company. Although the Company will attempt to make mortgage loans for terms of short (0-5 years) or medium (5-15 years) duration, and/or with variable interest rate provisions, it may make longer-term fixed-rate loans in its discretion, in order to reduce the risk to the Company of downward interest rate fluctuations.

           The   Company's   lending   and   investing   operations,   including
determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on behalf of the Company by the Advisor. Employees and agents of the Advisor conduct all aspects of the Company's business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications; (iv) closing the loans; (v) servicing the loans; (vi) shareholder relations and (vii) administering the Company's day-to-day business. In consideration of its services to the Company, the Advisor is entitled to receive a fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company payable monthly. The Advisor's management fees are computed and payable monthly.

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


            Loan Type                          Interest Rate (1)             Origination Fee (2)
15 Year Term (3)                   Fixed @ Prime + 3.0%                                4.0%
20 Year Term (3)                   Variable Annually @ Prime + 1.25%                   3.0%
Renewable Term  (4)                Fixed @ Prime plus:
     3 Year                               1.75%                                        3.5%
     5 Year                               2.00%                                        3.5%
     7 Year                               2.25%                                        3.5%
Construction 1 Year Term           Fixed @ Prime + 3.50%                               2.0%
=================================  ========================================= =========================

     (1) "Prime" means the prime rate of interest charged to preferred customers, as published by a federally chartered bank identified by the Company.

     (2) Origination fees are based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one- half of which is payable directly to the Advisor. See "The Advisory Agreement."

     (3) Fully amortized repayment term.

     (4) Renewable term loans are repaid based on a 20-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 20 years provided the borrower has not committed an event of default during the service period of the loan. A fee of 1% is charged by the Company upon the date of each renewal. If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus two percent (2%).

The above table describes certain material terms of Loan Types, interest rates and fees currently offered and charged by the Company. The table does not, however, purport to identify all possible Loan Types, terms, rates, and fees the Company may offer from time-to-time. The Company may determine at any time to modify the terms identified above and/or offer loan terms different than any of the Loan Types, interest rates and fees identified above and does, in fact, negotiate these terms and fees with many of its borrowers.

Mortgage Loan Processing and Underwriting

     Mortgage loan applications are prepared and verified by the Advisor's personnel in the Company's Loan Origination and Underwriting Department. Verification procedures are designed to assure a borrower's qualification under the Company's Financing Policies which are specifically identified herein and include, among other things, obtaining; (i) written applications (and exhibits) signed and authenticated by the prospective borrower in form and substance dictated by the Company; (ii) financial statements in accordance with the Company's Financing Policies; (iii) corporate records and other organizational documents of the borrower; (iv) preliminary title report or commitment for mortgagee title insurance; and (v) a real estate appraisal in accordance with the Financing Policies. All appraisals and financial statements are prepared by independent third-party professionals who are pre-approved based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to the Company's Underwriting Committee which is comprised of the Advisor's President and Vice-President, the Company's President, Chairman and the Director of Underwriting of American. The Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting the Company's underwriting criteria. The Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable to the Advisor.

 Loan Commitments

     Subsequent to approval by the Company's Underwriting Committee, and prior to funding a loan, the Company may issue a loan commitment to qualified applicants. A loan commitment deposit is normally required from the borrowing church to commence the loan preparation procedure. These deposits are directly applied by the Advisor to engage accountants and appraisers to prepare their respective reports on the Church. Commitments indicate the loan amount, origination fees, closing costs, underwriting expenses (if any), funding conditions, approval expiration dates and interest rate and other terms. Commitments generally set forth a "prevailing" interest rate that is subject to change in accordance with market interest rate fluctuations until the final loan closing documents are prepared, at which time the Company commits to a stated interest rate. In certain cases the Company may establish ("lock in") interest rate commitments up to sixty (60) days from the commitment to closing; however, interest rate commitments beyond sixty days will not normally be issued unless the Company receives an appropriate fee premium based upon the assessment of the risk associated with a longer period.

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

         (v) The borrower must furnish the Company with financial statements (balance sheet and income and expense statement) for the last two (2) complete fiscal years and a current financial statement as of and for the period within ninety (90) days of the loan closing date. On loans equal to or less than $500,000, the last complete fiscal year must be reviewed by an independent accounting firm. On loans in excess of $500,000, the last complete fiscal year financial statements must be audited by an independent auditor. Borrowers in existence for less than three fiscal years must provide financial statements since inception. No loan will be extended to a borrower in operation less than two years (24 months) absent express approval by the Company's Board of Directors.

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


         The Company does not intend to invest in the securities of other issuers for the purpose of exercising control, to engage in the purchase and sale of investments other than as described in this Report, to offer securities in exchange for property unless deemed prudent by a majority of the Directors, to issue senior securities or to make loans to other persons except in the ordinary course of its business as described herein.

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

         Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to the Company and is owned by V. James Davis, David G. Reinhart and Philip J. Myers. Mr. Reinhart and Mr. Davis are officers and directors of the Company and directors of the Advisor. Philip J. Myers is President of the Advisor and of American. The Advisor is not a registered advisor under the Investment Advisor's Act of 1940, nor is the Company a registered investment company under the Investment Company Act of 1940. As of the date of this Report, the Advisor employs three persons on a part-time or other basis. The Company does not presently expect to directly employ any persons in the foreseeable future, since all administrative functions and operations will be contracted for through the Advisor. However, legal and accounting services to the Company will be provided by outside professionals and paid for directly by the Company. See Item 11 "Security Ownership of Certain Beneficial Owners and Management," and Item 12 "Certain Relationships and Related Transactions."

Year 2000 Issue

         The "Year 2000 Issue" is a data management problem that may have significant financial consequences for some companies. Many computer programs use only two digits to identify the year in the date field. As a result, those programs cannot distinguish between the year 2000 and the year 1900. On January 1, 2000, these programs may inaccurately process data, or in worst case scenario, stop processing entirely.

         Although the Company does rely on computer based financial software to process its books and records, the software utilized by the Company will not impact the Company financially, if at all, with respect to the "Year 2000 Issue." The financial software utilized by the Company requires that the date field be completed in its entirety. For example: the year "1900" must be entered as "1900" and the year "2000" must be entered as "2000". Therefore, a date cannot be entered as "00" causing problems in many programs as to what year "00" is representing, either "1900" or "2000." The Company utilizes window-based "off-the- shelf" software to process its books and records. "Off-the-shelf" software implies its public use and availability. It can be purchased at most computer or retail stores, at minimal cost, it is easy to learn to use and can be replaced inexpensively if a "Year 2000 Issue", or other factors unique to the Company's needs, becomes problematic. Finally, "off-the-shelf" software is continually being upgraded by the software manufacturer and the "Year 2000 Issue" has been addressed by many of these companies, including the Company's current software product, in the form of new upgrades or new versions of the software. Companies most affected by the "Year 2000 Issue" are primarily large companies with assets and resources substantially greater than the Company's which utilize customized software residing on large "main-frame" systems to meet specific needs of their company or industry.

         Finally, the Company utilizes the services of Gemisys Corporation, of Englewood, Colorado for its shareholder services, transfer agent and dividend and proxy disbursement agent. Gemisys has stated that its current "Universe" platform has been programmed so that any date in the system as "00" (e.g., 2/1/00) will be interpreted as the year 2000, not 1900. This is due to the fact that Gemisys uses an "internal date" that correlates to the actual date. These "internal dates" are in sequential order and not repeated. This includes any data conversions to Gemisys's system. The Company as well as its shareholder services agent have addressed the "Year 2000 Issue" and have determined this issue will not affect its continuing operations.




                   (Balance of page intentionally left blank)

Operations

         The Company's operations currently are located in the 8,400 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by DRM Holdings, Inc. which is the parent company of American. The Company is not charged any rent for its use of these facilities, or for its use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. The Company believes that the terms of this arrangement are at least as favorable to the Company as those available from unaffiliated third parties on an arm's-length basis.


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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         (a)  Market Information

         As of February 28, 1998, 624,233 shares of the Company's common shares were issued and outstanding in the public, excluding 20,000 shares owned by the Company's initial shareholder DRM Holdings, Inc. The Company's initial public offering (SEC file 33-87570) which began July 11, 1995 was closed November 8, 1996 with 335,481 shares having been sold. In addition, on September 26, 1997, the Securities and Exchange Commission declared effective the Company's secondary offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. As of February 28, 1998, 248,945 shares of the Company's common stock has been sold during the current public offering. At this time, however, there is no organized secondary market for the Company's outstanding shares.

         (b)  Holders

         As of February 28, 1998, there were (475) record holders of the Company's $.01 par common stock, including DRM Holdings, Inc., a Minnesota corporation, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).










                   (Balance of page intentionally left blank)

         (c)  Dividends

         The Company has paid dividends for the prior fiscal year on its common stock as follows:



 Distribution Date:         For Quarter Ended:       Dollar Amount Distributed            Annualized Yield Per
                                                      Per Share:                           Share Represented:
   April 30, 1997             March 31, 1997         $.2250                               9.00%
    July 30, 1997             June 30, 1997          $.22875                              9.15%
  October 30, 1997          September 30, 1997       $.2375                               9.50%
  January 30, 1998          December 31, 1997        $.25625                              10.25%

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

          During any period where shares of the Company's common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans made by the Company, the relative yield generated by such capital, and, thus, dividends (if any) to Shareholders, could be less than expected once the Company has fully invested such funds in accordance with its business plan. The Company intends to ameliorate to some extent the possibility of low yields during the periods where it is selling shares by (i) collecting from borrowers an origination fee at the time a loan is made (of which one-half of any origination fee charged in connection with a loan is paid directly to the Advisor as additional compensation--the other one-half is payable to the Company), and (ii) timing its lending activities to coincide as much as possible with sales of the Shares. However, there can be no assurance that either or both of these strategies will improve current yields to Shareholders in periods of the Company's business operations when capital is being raised through the sale of additional common shares. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, the Company is required to pay dividends to holders of its Shares in annual amounts which are equal to at least 95% of the Company's "real estate investment trust taxable income." For the fiscal year ended December 31, 1997 the Company distributed 99.8% of its taxable income to shareholders in the form of quarterly dividends. The Company intends to continue distributing all or a portion of such income to the Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds the Company's earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in the Shares.

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


         (a)  Plan of Operation

         The Company was founded in May 1994, began a "best efforts" offering of its common stock on July 11, 1995, and commenced active business operations on April 15, 1996 after completion of the "Minimum Amount" in its initial public offering (described below). Consequently, for the years ended December 31, 1994 and 1995, the Company had no operating revenues, and expenses were limited to organizational and offering-related costs.

         On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Dealer/Manager--American, an affiliate of the Company. The Company concluded its initial public offering on November 8, 1996. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc.

         On September 26, 1997, the Securities and Exchange Commission declared effective the Company's secondary offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering is currently being co-underwritten by American Investors Group, Inc.("American") and LaSalle St. Securities, Inc., ("LaSalle"). American is the Managing Underwriter and is an affiliate of the Company. This Offering is being conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission and will terminate no later than 365 days from September 26, 1997, subject to extension by mutual agreement of the Company and the Managing Underwriter for an additional 120 days, or until completion of the sale of all Shares, whichever fist occurs. The Company reserves the right to terminate this Offering at any time. As of February 28, 1998 the Company has sold 248,945 shares of its common stock.

         Between the date upon which the Company began active business operations (April 15, 1996), and as of the date of this Report, the Company has made loans to fifteen churches in the aggregate amount of $5,351,000, with the average size being $356,000. The Company has also purchased in the secondary market for $47,282 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $52,000, for $72,805 Second Mortgage Church Bonds in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in its current public offering; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan.


         (b) Management's Discussion and Analysis of Financial Condition and Results of Operation

         Financial Condition

         During the year ended December 31, 1997 total assets of the Company increased by $1,948,419 due primarily to sale of the Company's common stock. Total liabilities increased by $86,981 due to deferred income and dividends declared but not yet paid as of December 31, 1997.

         Results of Operations

         The Company commenced active business operations on or about April 15, 1996, therefore, results of operations through December 31, 1996 are reflective of approximately 255 days of operations. As of December 31, 1997, the Company completed its first full fiscal year of operations. During the fiscal year ending December 31,1997 the Company funded an additional five first mortgage loans and three second mortgage loans to churches for an aggregate amount of $2,665,712 and purchased $2,000 principal amount of First Mortgage Church Bonds for a purchase price of $871. All loans made by the Company range in interest rate charged to the borrowers from 9.75% for annually adjustable, 20 year amortized loans, 11.25% for fixed 15 year amortized loans to 12.00% for a 2-year interim loan. As of December 31, 1997, the average, principal-adjusted interest rate on the Company's portfolio of loans was 11.15%. The Company's portfolio of bonds has an average current yield of 11.20% .

         Net operating income for the Company's fiscal year ended December 31, 1997 was $360,814 on total revenues of $384,118. Interest income earned on the Company's portfolio of loans was $343,695, reflecting the fact that the eight new loans were originated at various dates during the year and, therefore, did not all accrue interest for the entire fiscal year. Excluded from revenue for the year ended December 31, 1997 is $42,480 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and to be paid to Shareholders for the quarters ended March 30, 1997, June 30, 1997, September 30, 1997 and December 31, 1997 includes origination income even though it is not recognized in its entirety for the period under GAAP.

         The Company's Board of Directors declared dividends of $.2250 for each share held of record on March 31, 1997, $.22875 for each share held of record June 30, 1997, $.2375 for each share held of record September 30, 1997, and $.25625 for each share held of record on December 31, 1997. During the Company's public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. Based on the four quarters of operations for the quarter ending March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, the dividends paid represented a 9.00%, 9.15%, 9.50% and 10.25% annualized yield to Shareholders respectively. Total dividends paid in 1997 represent a 9.48% annual rate of return on each share of common stock owned and purchased for $10 per share.

         Total assets of the Company increased from $3,414,977 as of December 31, 1996 to $5,363,396 as of December 31, 1997, primarily as a result of the sale and issuance of the Company's common stock pursuant to its secondary public offering, the proceeds of which were deployed into eight new mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose from $3,280,141 to $5,141,579 for the same reason. Company liabilities at the end of the fiscal year ending December 31, 1997 are primarily comprised of a "Deferred Income" item, reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of December 31, 1997 but not yet paid.

Liquidity and Capital Resources

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


       Name                         Age    Office                                 Director Since

   V. James Davis                  54   President, Treasurer and Director             1994
   David G. Reinhart               45   Vice President, Secretary and Director        1994
   Kirbyjon H. Caldwell            45   Independent Director                          1994
   Robert O. Naegele, Jr.          58   Independent Director                          1994
   Dennis J. Doyle                 45   Independent Director                          1994
   John M. Clarey                  56   Independent Director                          1994

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

         David G. Reinhart, has been the Vice-President, Secretary and a Director of the Company since its inception. He is also Chairman of the Board of American Investors Group, Inc., a Director and General Counsel of the Advisor, and President, director and shareholder of DRM, the parent corporation of American. Mr. Reinhart has served as legal counsel to banks, trust companies and broker-dealers in the area of church financings since approximately March 1984. He was employed in the St. Paul firm of Reinhart Law Offices, P. A. from November 1985 to February 1987, and from July 1983 to November 1985 he was employed as an Associate Attorney with the law firm of Robins, Kaplan, Miller & Ciresi, Minneapolis, Minnesota. Mr. Reinhart received his Juris Doctor degree, cum laude, in May 1979, from Hamline University School of Law, St. Paul, Minnesota and received his Bachelor of Science degree in May 1976, from Northern Michigan University, Marquette, Michigan. Mr. Reinhart has practiced law in the areas of corporate finance and general business law since 1979 and has developed expertise in the area of church financing.

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


Item 10.    Executive Compensation.

     The Company's two executive officers do not receive compensation from the Company, however, Mr. Davis and Mr. Reinhart each own a one-third interest in the Advisor. See Item 12 Certain Relationships and Related Transactions.

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

Warrants and Options

         On September 30, 1994, the Board of Directors adopted a Stock Option Plan for Directors and the Advisor (the "Option Plan") to be administered by the Directors, which provides for a grant of an option to purchase 3,000 shares of $.01 par value Common Stock, subject to certain adjustments, to a Director upon his or her appointment or election and upon each re-election (directors are elected annually) or to the Advisor upon the Advisor's appointment or annual re-appointment. The purchase price of the Common Stock granted under each option shall be the fair market value, as defined in the Option Plan, at the time the option is granted. On November 15, 1994, the Company issued options under the Option Plan to each of the six Directors and the president of the Advisor, to purchase 3,000 shares each (an aggregate of 21,000 shares) at a price of $10 per share. These options vest and are thus exercisable on or after November 15, 1995 and expire November 15, 1999.

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



                                                                         Number of          Percent
                                                                         Shares (1)        Of Class
        V. James Davis............................................       1,112                  .18%
        David G. Reinhart.........................................       10,200  (2)            1.63%
        Kirbyjon H. Caldwell......................................       ----                   ----
        Robert O. Naegele, Jr. ...................................       5,000                   .80%
        Dennis J. Doyle...........................................       ----                   ----
        John M. Clarey............................................       ----                   ----
        All Executive Officers and Directors
             as a Group (six individuals).........................       16,312                 2.61%

(1) Excludes 3,000 Shares which each Director and the President of the Advisor has an option to purchase pursuant to the Stock Option Plan for Directors and the Advisor, which options expire November 15, 1999.

(2) Shares indicated are owned of record by DRM Holdings, Inc., a Minnesota corporation ("DRM") which owns a total of 20,000 shares of the Company's stock for which it paid $200,000. These shares are "restricted securities" and their sale, transfer or assignment may be subject to restrictions imposed by states in which the Shares were sold in the initial public offering. DRM is owned by David G. Reinhart, the Company's Vice President, Secretary and a Director, and by Philip J. Myers, the Advisor's President. Messrs. Reinhart and Myers are also directors of the Advisor and of American. The number of shares and percentages set forth above are calculated by multiplying the total number of Shares owned by DRM by the percentage such individuals' ownership of stock in DRM relates to the total outstanding shares of stock of DRM. Philip J. Myers, the Advisor's President, could be considered the beneficial owner of 9,800 shares which is 1.57% percent of the class outstanding.









                   (Balance of page intentionally left blank)

Item 12.      Certain Relationships and Related Transactions.

The Advisor

     Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by the Advisor, which provides investment advisory and administrative services to the Company. The Advisor is owned equally by V. James Davis, David G. Reinhart and Philip J. Myers. Messrs.. Davis and Reinhart are officers and Directors of the Company. Messrs.. Reinhart and Myers are also shareholders, officers and directors of DRM Holdings, Inc., which owns 100% of American Investors Group, Inc. Messrs.. Reinhart and Myers together own all outstanding common stock of DRM Holdings, Inc. As of the date of this Report, the Advisor employed, directly or otherwise, three persons on a part-time basis, including Philip J. Myers, President and Scott J. Marquis, Vice President of the Company.

         Pursuant to the Advisory Agreement, the Company must pay the Advisor certain advisory fees and expenses, as defined in the agreement and remit one-half of any origination fee collected from a borrower in connection with mortgage loans made or renewed by the Company.

American Investors Group, Inc.

         Pursuant to the Underwriting Agreement in connection with the Company's secondary public offering which commenced September 26, 1997, the Company has agreed to pay the Managing Underwriter and Co-Underwriter selling commissions equal to 5.95% of the gross proceeds form the sale of the Shares, all or any part of which commissions may be re-allowed to the Soliciting Dealers. The Company has also agreed to pay the non-accountable expenses of the Managing Underwriter (American) in the amount of $35,000 on the first 100,000 Shares sold and $7,000 on each increment of 100,000 Shares sold thereafter. In addition, the Company has agreed to indemnify the Underwriters against certain civil liabilities, including liabilities under the Securities Act of 1933. The public offering price of the Shares was determined by negotiations between the Company and the Managing Underwriter based on the price paid ($10.00 per share) by the Company's initial shareholder and shareholders and shareholders who purchased shares in the Company's initial public offering completed November 8, 1996. The Managing Underwriter (American) is an affiliate of the Advisor. The following table sets forth the name and positions of certain officers and all directors of
American:

                                 Name                                  Position
                      Philip J. Myers                             President, Secretary and Director
                      Scott J. Marquis                            Vice President
                      David G. Reinhart                           Chairman, Board of Directors


         In the course of its business, it is expected that the Company will purchase church bonds being underwritten and sold by American. Although the Company would not pay any commissions, American would benefit from such purchase as a result of commissions paid to it by the issuer of such bonds. American also would benefit from mark-ups on bonds bought from it and mark-downs on bonds sold through it by the Company on the secondary market. Any church bonds purchased by the Company will be purchased for investment purposes only at the public offering price. Church bonds purchased in the secondary market, if any, will be purchased at the best price available, subject to customary markups (or in the case of sales -- markdowns), on terms no less favorable than those applied to other customers of American, and would not exceed industry standards or in any event (in the case of mark-ups and mark-downs on secondary bond sales and purchases) exceed five percent of the principal amount of bonds purchased or sold. Principals of the Company and the Advisor may receive a benefit in connection with such transactions due to their affiliation with the Managing Underwriter. It is the policy of the Company not to invest in excess of 30% of its Average Invested Assets in Church Bonds.

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

         The following table sets forth the names and positions of the officers and directors of the Advisor:

                                 Name                                Position

                      Philip J. Myers                             President, Treasurer and Director
                      Scott J. Marquis                            Vice President, Secretary
                      V. James Davis                              Director
                      David G. Reinhart                           Director

         Philip J. Myers, age 41, is President, Treasurer and a Director of the Advisor, having served in such capacities since its inception. He is also currently employed full-time as President, Secretary and a Director of the Managing Underwriter, American Investors Group, Inc. Mr. Myers earned his Bachelor of Arts degree in Political Science in 1977 from the State University of New York at Binghamton and his Juris Doctor Degree from the State University of New York at Buffalo School of Law in 1980. From 1980 until 1982, Mr. Myers served as an attorney with the Division of Market Regulation of the U. S. Securities and Exchange Commission in Washington, D. C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989 when he became affiliated with American Investors Group, Inc., Mr. Myers was engaged as Senior Vice-President and General Counsel of Financial Planners Equity Corporation ("FPEC"), a 400 broker securities dealer formerly located in Marin County, California. He is a member of the New York, California (inactive status) and Minnesota Bar Associations, and a registered General Securities Principal.

         Scott J. Marquis, age 40, is Vice-President and Secretary of the Advisor, having served in such capacities since December 13, 1994. He is also currently employed full-time as Vice-President and of the Managing Underwriter, American Investors Group, Inc., where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker dealer, Piper, Jaffray & Hopwood, in the capacity of supervisor of its trade clearance department. Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., and holds his Series 7, 63 and 27 licenses from the National Association of Securities Dealers, Inc.

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




Item 13.        Exhibits and Reports on Form 8-K

         (a)    Exhibits

                3.1   Articles of Incorporation*
                3.2  By-Laws*
                4    Specimen Certificate*
                10.1 Advisory Agreement*
                10.2 Dividend Reinvestment Plan of Company*
                10.3 Stock Option Plan for Directors and Advisor(with Exhibits)*
                10.4 Gemisys Corporation Agreement to act as Transfer Agent,
                     Registrar & Dividend Reinvestment Agent*
                10.5 Advisory Agreement between Registrant and Church Loan
                     Advisors, Inc.*


     * Incorporated herein by reference to the Registrant's Registration Statement on Form S-11 (Commission File No. 33-87570).

     (b) Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the period covered by this report.

-------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN CHURCH MORTGAGE COMPANY


Dated:  March 31, 1998
                                                        By:   /s/ V. James Davis
                                                       V. James Davis, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



By:      /s/ David G. Reinhart
         David G. Reinhart
         Vice-President, Secretary (principal accounting and financial officer) and a Director



By:      /s/ V. James Davis
         V. James Davis
         President (principal executive officer), Treasurer and a Director



By:       /s/ Dennis J. Doyle                              Date:       03/31/98
         Dennis J. Doyle, Director



By:      /s/  John M. Clarey                                Date:       03/31/98
         John M. Clarey, Director



By:      /s/ Robert O. Naegele, Jr.                          Date:      03/31/98
         Robert O. Naegele, Jr.,  Director



By:      /s/ Kirbyjon H. Caldwell                             Date:     03/31/98
         Kirbyjon H. Caldwell, Director

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Minneapolis, Minnesota

                              Financial Statements

                           December 31, 1997 and 1996

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minneapolis, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                        Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                        Certified Public Accountants

Minneapolis, Minnesota
February 20, 1998

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





--------------------------------------------------------------------------------

                                                                                                        December 31
                       ASSETS                                                                   1997                   1996
--------------------------------------------------------------------------------

Current Assets
    Cash and equivalents                                                                  $   291,815            $   612,744
    Current maturities of loans receivable                                                    103,505                 55,436
                                                                                            ---------                -------
            Total current assets                                                              395,320                668,180


Loans Receivable, net of current  maturities                                                4,808,803              2,605,388


Bonds Receivable                                                                              125,809                120,640


Deferred Tax Asset                                                                             33,000                 20,000

Organization Expenses, net                                                                        464                    769
                                                                                            ---------              ---------

            Total assets                                                                   $5,363,396             $3,414,977
                                                                                            =========              =========

Notes to Financial Statements are an integral part of this Statement.

                                        2

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





-------------------------------------------------------------------------------

                                                                                                        December 31
 LIABILITIES AND STOCKHOLDERS' EQUITY                                                            1997                 1996
-------------------------------------------------------------------------------



Current Liabilities
    Accounts payable                                                                     $      15,490              $ 8,482
    Deferred income                                                                             17,301               10,383
    Dividends payable                                                                          127,899               80,424
                                                                                            ----------            ---------
            Total current liabilities                                                          160,690               99,289

Deferred Income                                                                                 61,127               35,547


Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 571,615 at December 31, 1997
            and 359,791 shares at December 31, 1996                                              5,716                3,598
    Additional paid-in capital                                                               5,184,882            3,306,437
    Accumulated deficit                                                                        (49,019)             (29,894)
                                                                                            ----------            ---------
            Total stockholders' equity                                                       5,141,579            3,280,141
                                                                                             ---------            ---------

            Total liabilities and equity                                                    $5,363,396           $3,414,977
                                                                                             =========            =========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations





-------------------------------------------------------------------------------

                                                                                                 Years Ended December 31
                                                                                               1997                    1996
--------------------------------------------------------------------------------



Interest Income                                                                              $384,118                $217,390

Operating Expenses                                                                             36,304                  72,004
                                                                                             --------                 -------

Operating Income                                                                              347,814                 145,386

Benefit from Income Taxes                                                                     (13,000)                (20,000)
                                                                                             --------                 -------

Net Income                                                                                   $360,814                $165,386
                                                                                              =======                 =======

Income Per Common Share                                                                     $     .91                $    .79
                                                                                              =======                 =======

Weighted Average Common Shares Outstanding                                                    398,160                 209,072
                                                                                              =======                 =======

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity





--------------------------------------------------------------------------------

                                                                                                 Additional
                                                                   Common Stock                    Paid-In            Accumulated
                                                              Shares            Amount             Capital             Deficit
--------------------------------------------------------------------------------



Balance, December 31, 1995                                   20,000              200          $    199,800           ($   5,845)

    Issuance of 339,791 shares of
        common stock, net of
        offering costs                                      339,791            3,398             3,106,637

    Net income                                                                                                          165,386

    Dividends declared                                                                                                 (189,435)
                                                            -------            -----             ---------             --------
Balance, December 31, 1996                                  359,791            3,598             3,306,437            (  29,894)


   Issuance of 211,824 shares of
      common stock, net of
      offering costs                                        211,824            2,118             1,878,445

    Net Income                                                                                                          360,184

    Dividends declared                                                                                                 (379,939)
                                                            -------            -----             ---------              -------
Balance, December 31, 1997                                  571,615           $5,716            $5,184,882           ($  49,019)
                                                            =======            =====             =========              =======

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows



-------------------------------------------------------------------------------

                                                                                                Years Ended December 31
                                                                                               1997                   1996
-------------------------------------------------------------------------------


Cash Flows from Operating Activities
    Net income                                                                           $    360,814             $  165,386
    Adjustments to reconcile net income to net cash
        from operating activities:
        Deferred income taxes                                                                 (13,000)               (20,000)
        Amortization                                                                              303                    303
        Change in assets and liabilities
            Decrease in accounts payable                                                        7,009                (41,012)
            Deferred income                                                                    32,498                 45,930
                                                                                          -----------               --------
            Net cash from operating activities                                                387,624                150,607

Cash Flows from Investing Activities
    Investment in mortgage loans                                                           (2,315,712)            (2,685,288)
    Collections on mortgage loans                                                              64,228                 24,464
    Investment in bonds                                                                        (5,169)              (120,640)
                                                                                          -----------            -----------
            Net cash used for investing activities                                         (2,256,653)            (2,781,464)

Cash Flows from Financing Activities
    Proceeds from stock offering, net                                                       1,880,563              3,217,330
    Dividends paid                                                                           (332,463)              (109,011)
                                                                                           ----------             ----------
            Net cash from financing activities                                              1,548,100              3,108,319
                                                                                            ---------              ---------

Net Increase (Decrease) in Cash and Equivalents                                              (320,929)               477,462

Cash and Equivalents - Beginning of Year                                                      612,744                135,282
                                                                                          -----------              ---------

Cash and Equivalents - End of Year                                                       $    291,815             $  612,744
                                                                                          ===========              =========

                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

--------------------------------------------------------------------------------

                                                                                             Years Ended December 31
                                                                                           1997                      1996
--------------------------------------------------------------------------------



Supplemental Schedule of Noncash Financing
 and Investing Activities
    Offering costs reclassified to additional
        paid-in-capital                                                                  $118,106                 $107,295
                                                                                          =======                  =======
    Dividends declared but not paid                                                      $127,899                $  80,424
                                                                                          =======                 ========

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                          $     -                  $     -
        Income taxes                                                                      $     -                  $     -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1997 and 1996

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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at December 31, 1997 an 1996, management believes the loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1997 and 1996





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company has elected to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its shareholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

Income Per Common Share

No adjustments were made to income in either year for the purpose of calculating earnings per share. Stock options were not included in computing earnings per share because their effects were antidilutive.

The adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share", had no effect on the previously reported 1996 earnings per share.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1997 and 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Newly Issued Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was approved for issuance. The Company will adopt this Statement in fiscal 1998. The effect of this Statement has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

2.  MORTGAGES AND BONDS RECEIVABLE

At December 31, 1997, the Company had first mortgage loans receivable totaling $4,912,308. The loans bear interest ranging from 9.75% to 15.00%. The maturity schedule for those loans as of December 31, 1997 is as follows:


1998                                                         $    103,505
1999                                                              218,763
2000                                                              132,621
2001                                                              148,098
2002                                                              165,384
Thereafter                                                      4,143,937
                                                                ---------

            Total                                              $4,912,308

The Company also has four bonds receivable, which are carried at cost plus amortized interest income. The bonds pay quarterly interest ranging from 7.75% to 9.55%. The combined principal of $152,000 is due at various maturity dates between May 15, 2001 and January 25, 2012.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of December 31, 1997.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1997 and 1996


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

Under the term of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid advisory and origination fees totaling $61,525 and $64,680 during 1997 and 1996, respectively. During 1997 and 1996 the Advisor waived fees of $23,119 and $6,662 respectively.

The Advisor and the Company are related through common ownership and common management. See Note 6.

5.  INCOME TAXES

The income tax benefit consists of the following components:

                                                                                     1997           1996
                                                                                     ----           ----


Current                                                                              $   -         $    -
Deferred                                                                           (13,000)       (20,000)
                                                                                    ------         ------

            Total tax benefit                                                     ($13,000)      ($20,000)
                                                                                    ======         ======

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1997 and 1996



5.  INCOME TAXES - Continued

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                                                  1997            1996
                                                                                  ----            ----


Expected tax expense (benefit)                                                   $118,257       $45,700
(Increase) decrease in valuation allowance                                                       (1,300)
Benefit of REIT distributions                                                    (131,257)      (64,400)
                                                                                  -------        ------

            Totals                                                              ($ 13,000)     ($20,000)
                                                                                   ======        ======

The components of deferred income taxes are as follows:

                                                                                    1997             1996
                                                                                    ----             ----



            Loan origination fees                                                  $33,000       $20,000
                                                                                    ======        ======


During the years ended December 31, 1996, the Company decreased its valuation allowance against deferred tax assets by $1,300.

6.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by a managing underwriter (an affiliate of the Advisor) and a co-underwriter on a "best efforts" basis, with no minimum sale of stock was required. The stock sale commenced on September 26, 1997 and will continue through January of 1999.

The Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering of its common stock in 1995. The Company offered to sell 2,000,000 shares of its common stock at a price of $10 per share. The offering was underwritten by an affiliate of the Advisor on a "best efforts" basis, but required a minimum sale of at least 200,000 shares of common stock. This minimum amount of shares was sold as of April 15, 1996, whereupon the Company commenced its principal operating activities. The Company's initial public offering of its shares continued through November 8, 1996. The number of shares sold in this offering was 355,481.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1997 and 1996





6. PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK- Continued

Pursuant to the terms of the Underwriting Agreements, the Company paid the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $162,600 and $144,000 during 1997 and 1996, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1997 and 1996:

                                                                 1997                                1996
                                               ----------------------------------          ----------------------------
                                                    Carrying             Fair              Carrying             Fair
                                                     Amount             Value               Amount              Value


Cash and equivalents                               $  291,815        $   291,815         $  612,744           $612,744
Loans receivable                                    4,912,308          4,912,308          2,660,824          2,660,824
Bonds receivable                                      125,809            125,809            120,640            120,640

The carrying value of cash and equivalents approximates fair value. The fair value of the loans receivable and the bonds receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.