Form 10QSB
period 1998-03-31
AMERICAN CHURCH MORTGAGE CO
filed 1998-05-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

     The number of shares outstanding of the Registrant's stock as of April 30, 1998 was:
                   734,171 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                                  Page
                                                                           No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 1998 and 1997................     3

                  Statements of Operations
                    Three Month Periods Ended March 31, 1998 and 1997....    4

                  Statements of Cash Flows
                    Three Months Ended March 31, 1998 and 1997...........    5

                  Statement of Stockholder's Equity......................    6

                  Notes to Financial Statements .........................    7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................   10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............   12

Item 6.  Exhibits and Reports on Form 8-K ...............................   12

                  Signatures.............................................   12

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                       March 31,                 March 31,
                                                                         1998                      1997

Assets:

 Current Assets
     Cash and Cash Equivalents..............................    $     1,080,850               $   511,894
     Current Maturities of  Loans Receivable................            114,819                    56,982
                                                                     ----------                 ---------
         Total current Assets:                                        1,195,669                   568,876

     Loans Receivable, net of current maturities............          5,367,610                 2,709,948
     Bonds receivable.......................................            131,722                   121,647

     Deferred Tax Asset.....................................             33,000                    15,000
     Organizational Expenses, (net of accumulated
       amortization March 31, 1998, $1,163; March
       31, 1997, $859)......................................                389                       692
                                                                     ----------                 ---------

         Total Assets:                                              $ 6,728,390               $ 3,416,163
                                                                     ==========                 =========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Accounts Payable.......................................        $   248,425             $       1,699
     Deferred Income........................................             69,473                    19,016
     Notes Payable..........................................              - 0 -                     - 0 -
     Dividends Payable......................................            142,743                    81,377
                                                                      ---------                 ---------
         Total current Liabilities:.........................            460,641                   102,092

     Deferred Income........................................             16,473                    23,881


     Shareholders' Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 692,992
          as of March 31, 1998, 362,574 shares as of
          March 31, 1997....................................              6,930                     3,626
     Additional Paid in Capital.............................          6,308,630                 3,334,239
     Net Income   ..........................................            (64,284)                  (47,675)
                                                                     ----------                ----------
         Total Shareholders' Equity:                                  6,251,276                 3,290,190
                                                                      ---------                 ---------
                                                                    $ 6,728,390               $ 3,416,163
                                                                      =========                 =========


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                 Three Months Ended

                                                              March 31,        March 31,
                                                                1998             1997

Revenues

     Interest Income Loans...........................      $   131,755     $     61,244
     Interest Income Other...........................            8,281            7,170
     Capital Gains Realized..........................            1,194            1,007
     Origination Income..............................            4,410            3,033
                                                              --------          -------
         Total Revenues:                                       145,640           72,454

Expenses

     Professional fees...............................           14,968            1,230
     Director fees...................................              800              800
     Amortization....................................               76               76
     Other...........................................            2,318            1,752
                                                              --------        ---------
         Total Expenses:                                        18,162            3,858

Provision for Income Taxes...........................           - 0 -             5,000
                                                            ----------         --------

Net Income ..........................................      $   127,478       $   63,596
                                                             =========         ========

Income (Loss) Per Common Share.......................           $  .22       $      .18

Weighted Average Common Shares
      Outstanding....................................          591,640          361,677

Dividends Declared...................................      $   142,743        $  81,377

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                              For the Three                 For the Three
                                                               Months Ended                  Months Ended
                                                                March 31,                     March 31,
                                                                 1998                          1997



Cash Flows From Operating Activities

Net Income                                                   $     127,478                $       63,596
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred income taxes                                          - 0 -                          5,000
     Amortization                                                       76                          (930)

  Change in assets and liabilities:
     Decrease in deferred income                                     7,517                        (3,033)
     Increase (Decrease) in accounts payable                       232,935                        (6,783)
                                                               -----------                     ---------
                  Net cash used in operating activities            368,006                        57,850



Cash Flows From Investing Activities

     Investment in mortgage loans                                 (595,000)                     (116,712)
     Collections of mortgage loans                                  24,879                        10,606
      Investment in bonds                                           (5,913)                        - 0 -
         Net cash used for investing activities                   (576,034)                     (106,106)

Cash Flows From Financing Activities


     Proceeds from stock offering                                1,124,962                        27,830
         Dividends Paid                                           (127,899)                      (80,424)
                                                                ----------                       -------
                  Net cash from (used for) financing activities    997,063                       (52,594)


     Net increase (decrease) in cash                               789,035                      (100,850)

Cash

     Beginning of period                                           291,815                       612,744
                                                                ----------                    ----------

     End of period                                             $ 1,080,850                  $    511,894
                                                                 =========                    ==========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                           $   142,743                    $   81,377
                                                                 ---------                      --------


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                                   Additional
                                                   Common Stock                     Paid-In                 Accumulated
                                             Shares            Amount               Capital                   Deficit

Balance, December 31, 1997                    571,615        $    5,716          $ 5,184,882                $  (49,019)

     Issuance of 1,214 shares of
         common stock, net of
         offering costs                       121,377             1,214            1,123,748

     Net Income                                                                                                127,478


     Dividends declared                                                                                       (142,743)

Balance, March 31, 1998(unaudited)            692,992        $    6,930          $ 6,308,630                 $ (64,284)


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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1997, audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at March 31, 1998, management believes the loans receivable to be collectible in all material respects, and therefore, no allowances is presently provided.

Organizational Expenses

Organizational expenses are stated at cost and are amortized using the straight-line method over five years.

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

 Newly Issued Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was approved for issuance. The Company has adopted this Statement in fiscal 1998. The effect of this Statement has not been determined, however, the impact on the Company's financial position and results of operations is not expected to be material.

2. MORTGAGE AND BONDS RECEIVABLE

At March 31, 1998, the Company had sixteen loans receivable totaling $5,482,429. The loans bear interest ranging from 9.25% to 12.00%. The maturity schedule for those loans as of March 31, 1998 is as follows:

1998                                                         $     86,620
1999                                                              227,915
2000                                                              142,877
2001                                                              159,594
2002                                                              178,269
Thereafter                                                      4,687,154
                                                                ---------

            Total                                              $5,482,429

The Company also has five bonds receivable, which are carried at cost plus amortized interest income. The bonds pay either quarterly or semi-annual interest ranging from 7.75% to 10.70%. The combined principal of $157,000 is due at various maturity dates between June 1, 1999 and January 25, 2012.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of March 31, 1998.

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (Advisor). The Advisor is responsible for the day-to- day operations of the Company and provides administrative services and personnel.

Upon non-renewal or termination of the Advisory Agreement, the Company is required to pay the Advisor a termination fee equal to two percent of the value of the average invested assets of the Company as of the date of termination, subject to limitations set forth in the Advisory Agreement.

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid advisory and origination fees from January 1 through March 31, 1998 of $26,030.

The Advisor and the Company are related through common ownership and common management. See Note 5.

5.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by a managing underwriter (an affiliate of the Advisor) and a co-underwriter on a "best efforts basis, and no minimum sale of stock was required. The stock sale commenced on September 26, 1997 and will continue through January of 1999.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 1998 and 1997:

                                                               March 31,
                                              1998                              1997
                                 -----------------------------       -------------------------
                                    Carrying           Fair           Carrying         Fair
                                     Amount            Value           Amount          Value

Cash and equivalents            $   1,080,850     $  1,080,850     $   511,894     $   511,894
Loans receivable                    5,482,429        5,482,429       2,766,930       2,766,930
Bonds receivable                      131,722          131,722         121,647         121,647

The carrying value of cash and equivalents approximates fair value. The fair value of the loans receivable and the bonds receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        AMERICAN CHURCH MORTGAGE COMPANY

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

         On September 26, 1997, the Securities and Exchange Commission declared effective the Company's secondary offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering is currently being co-underwritten by American Investors Group, Inc.("American") and LaSalle St. Securities, Inc., ("LaSalle"). American is the Managing Underwriter and is an affiliate of the Company. This Offering is being conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission and will terminate no later than 365 days from September 26, 1997, subject to extension by mutual agreement of the Company and the Managing Underwriter for an additional 120 days, or until completion of the sale of all Shares, whichever fist occurs. The Company reserves the right to terminate this Offering at any time. As of March 31, 1998 the Company has sold 316,804 shares of its common stock.

         Between the date upon which the Company began active business operations (April 15, 1996), and as of the date of this Report, the Company has made loans to sixteen churches in the aggregate amount of $5,482,429, with the average size being $342,652. The Company has also purchased in the secondary market for $51,622 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $57,000 and $72,805 Second Mortgage Church Bonds in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in its current public offering; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan.


Results of Operations

         During the three month period ended March 31, 1998 total assets of the Company increased by $1,364,994 due primarily to sale of the Company's common stock. Total liabilities increased by $255,297 due to deferred income and dividends declared but not yet paid as of March 31, 1998. During the three month period ending March 31, 1998 the Company funded one additional first mortgage loan and one second mortgage loan to churches for an aggregate amount of $245,000 and $350,000 respectively. In addition, the Company purchased $5,000 principal amount of First Mortgage Church Bonds for a purchase price of $4,750. All loans made by the Company range in interest rate charged to the borrowers from 9.75% for annually adjustable, 20 year amortized loans, 11.25% for fixed 15 year amortized loans to 12.00% for a 2-year interim loan. As of March 31, 1998, the average, principal-adjusted interest rate on the Company's portfolio of loans was 11.18%. The Company's portfolio of bonds has an average current yield of 12.26% .

         Net operating income for the Company's three month period ended March 31, 1998 was $127,478 on total revenues of $145,640. Interest income earned on the Company's portfolio of loans was $131,755. Excluded from revenue for the three month period ended March 31, 1998 is $11,715 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended March 31, 1998 included origination income even though it is not recognized in its entirety for the period under GAAP.

         The Company's Board of Directors declared dividends of $.23125 for each share held of record on March 31, 1998. During the Company's public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid April 30, 1998 represents a 9.25% annual rate of return on each share of common stock owned and purchased for $10 per share.

         Total assets of the Company for the three month period ended March 31, 1998 increased $1,364,994 to $6,728,390 primarily as a result of the sale and issuance of the Company's common stock pursuant to its current public offering, the proceeds of which were deployed into two new mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose $1,252.440 to $6,394,019 for the same reason. Company liabilities at the end of the three month period ended March 31, 1998 are primarily comprised of a "Deferred Income", reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of March 31, 1998 but not yet paid.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              None

         b)   Reports on Form 8-k
              None
                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    May 15, 1998


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