Form 10QSB
period 1998-06-30
AMERICAN CHURCH MORTGAGE CO
filed 1998-08-13
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No __

     The number of shares outstanding of the Registrant's stock as of July 31, 1998 was:
                   879,181 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                                   Page
                                                                            No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

Balance Sheets June 30, 1998 and 1997..................................      3

Statements of Operations
  Six Month Periods Ending June 30, 1998 and 1997......................      4
   Interim Three Month Periods Ending
     June 30, 1998 and 1997............................................      4

Statements of Cash Flows
  Six Months Ended June 30, 1998 and 1997..............................      5

Statement of Stockholders Equity.......................................      6

Notes to Financial Statements .........................................      7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................     10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........     12

Item 6.  Exhibits and Reports on Form 8-K .............................     12

                  Signatures'..........................................     12

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                      June 30,                  June 30,
                                                                       1998                      1997

Assets:
 Current Assets
     Cash and Cash Equivalents..............................      $   1,248,563            $      155,366
     Prepaid Expense........................................             - 0 -                      6,145
     Current Maturities of  Loans Receivable................             69,723                    66,682
                                                                      ---------                   -------
         Total current Assets:                                        1,318,286                   228,193

     Loans Receivable, net of current maturities............          6,649,312                 3,095,425
     Bonds receivable.......................................            139,267                   122,700

     Deferred Tax Asset.....................................             33,000                    15,000
     Deferred Offering Costs................................              3,977                     - 0 -
     Organizational Expenses, (net of accumulated
       amortization June 30, 1998, $1,239; June
       30, 1997, $935)......................................                313                       616
                                                                       --------                    ------

         Total Assets:                                            $   8,144,155             $   3,461,934
                                                                      =========                 =========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................     $       65,254        $           13,060
     Escrow Funds Payable...................................            365,087                     - 0 -
     Deferred Income........................................             14,515                     8,167
     Dividends Payable......................................            174,631                    83,378
                                                                        -------                    ------
         Total current Liabilities:.........................            619,487                   104,605

     Deferred Income........................................             91,100                    40,440


     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 819,722
          as of June 30, 1998, 365,389 shares as of
          June 30, 1997.....................................              8,197                     3,654
     Additional Paid in Capital.............................          7,510,415                 3,362,364
     Accumulated deficit....................................            (85,044)                  (49,129)
                                                                      ---------                 ---------
         Total Shareholders Equity:                                   7,433,568                 3,316,889
                                                                      ---------                 ---------
                                                                    $ 8,144,155             $   3,461,934
                                                                      =========                 =========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                   Six Months Ended                Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                                1998              1997              1998            1997


Revenues
     Interest Income Loans...........................      $   285,661   $      141,830         $ 153,906         $ 80,586
     Interest Income Other...........................           23,846           13,977            15,539            6,807
     Capital Gains Realized..........................            2,514            2,060             1,319            1,053
     Origination Income..............................           14,439            5,523            10,056            2,490
                                                               -------          -------           -------           ------
                  Total Revenues:                              326,460          163,390           180,820           90,936

Expenses
     Professional fees...............................            7,780            7,600             7,015            6,370
     Director fees...................................            1,600              800               800            - 0 -
     Amortization....................................              152              152                76               76
     Advisory Fees...................................           29,627            - 0 -            15,498            - 0 -
     Other...........................................            5,951            4,137             3,633            2,386
                                                                ------           ------            ------            -----
         Total Expenses:                                        45,110           12,689            27,022            8,832

Provision for (Benefit from )
  Income Taxes.......................................            - 0 -            5,000             - 0 -            5,000
                                                               -------          -------           -------           ------

Net Income (loss)....................................        $ 281,350    $     145,701       $   153,798         $ 77,104
                                                               =======          =======           =======           ======

Income (Loss) Per Common Share.......................            $ .45            $ .40            $  .20            $ .21

Weighted Average Common Shares
      Outstanding....................................          618,740          361,809           760,843          362,491


Dividends Declared...................................      $   317,375     $    164,936         $ 174,631         $ 83,378

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                For the Six                   For the Six
                                                                Months Ended                  Months Ended
                                                                  June 30,                       June 30,
                                                                   1998                           1997

Cash Flows From Operating Activities
Net Income (Loss)                                            $     281,350               $       145,701
Adjustments to reconcile net income(loss) to net cash
 used in operating activities:
     Deferred income taxes                                          - 0 -                          5,000
     Deferred Offering Costs                                        (3,977)                        - 0 -
     Amortization                                                      152                           153
     Earnings on Bonds                                               - 0 -                        (2,060)
  Change in assets and liabilities:
     Prepaid expenses                                                - 0 -                        (6,145)
     Accounts payable                                              414,850                         4,578
     Deferred income                                                27,186                         2,677
         Net cash used in operating activities                     719,561                       149,904


Cash Flows From Investing Activities
     Investment in mortgage loans                               (2,130,000)                     (526,712)
     Collections of mortgage loans                                 323,273                        25,429
     Investment in bonds                                           (13,458)                       - 0 -
         Net cash used for investing activities                 (1,820,185)                     (501,283)

Cash Flows From Financing Activities
     Proceeds from stock offering                                2,328,014                         - 0 -
     Dividends Paid                                               (270,642)                     (105,999)
         Net cash from (used for) financing activities           2,057,372                      (105,999)

     Net increase (Decrease) in Cash                               956,748                      (457,378)

Cash
     Beginning of period                                           291,815                       612,744

     End of period                                           $   1,248,563                    $  155,366


Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                        $      174,631                    $   83,378
     Deferred offering costs reclassified to additional
       paid-in capital                                      $       10,882                    $  107,295
     Dividends reinvested                                   $       94,368                    $   55,983

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest                                                      - 0 -                         - 0 -
       Income Taxes                                                  - 0 -                         - 0 -

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                 Additional
                                                   Common Stock                   Paid-In                 Accumulated
                                             Shares            Amount              Capital                 Deficit

Balance, December 31, 1997                   571,615        $    5,716          $ 5,184,882              $    (49,019)

     Issuance of 248,107 shares of
         common stock, net of
         offering costs                      248,107             2,481            2,325,533

     Net Income                                                                                                281,350


     Dividends declared                                                                                       (317,375)

Balance, June 30, 1998     (unaudited)       819,722        $    8,197           $ 7,510,415               $   (85,044)



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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at June 30, 1998, management believes the loans receivable to be collectible in all material respects, and therefore, no allowances is presently provided.

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

2. MORTGAGE AND BONDS RECEIVABLE

At June 30, 1998, the Company had nineteen loans receivable totaling $6,719,035. The loans bear interest ranging from 9.75% to 12.00%. The maturity schedule for those loans as of June 30, 1998 is as follows:


1998                                                          $    69,723
1999                                                              250,868
2000                                                              168,348
2001                                                              187,856
2002                                                              209,630
Thereafter                                                      5,832,610
                                                                ---------

            Total                                              $6,719,035

The Company also has six bonds receivable, which are carried at cost plus amortized interest income. The bonds pay either quarterly or semi-annual interest ranging from 7.75% to 12.00%. The combined principal of $165,300 is due at various maturity dates between June 1, 1999 and January 25, 2012.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of June 30, 1998.

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

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid advisory and origination fees from January 1 through June 30, 1998 of $29,627 and $41,625 respectively.

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

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 1998 and 1997:

                                                                  June 30,
                                                1998                         1997
                                        Carrying        Fair          Carrying       Fair
                                         Amount         Value          Amount        Value

Cash and equivalents                $   1,248,563 $  1,248,563     $   155,366   $   155,366
Loans receivable                        6,719,035    6,719,035       3,162,107     3,162,107

Bonds receivable                          139,267      139,267         122,700       122,700

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

     On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Dealer/Manager-- American, an affiliate of the Company. The Company concluded its initial public offering on November 8, 1996. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc.

     On September 26, 1997, the Securities and Exchange Commission declared effective the Company's secondary offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering is currently being co-underwritten by American Investors Group, Inc. ("American") and LaSalle St. Securities, Inc., ("LaSalle"). American is the Managing Underwriter and is an affiliate of the Company. This Offering is being conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission and will terminate no later than 365 days from September 26, 1997, subject to extension by mutual agreement of the Company and the Managing Underwriter for an additional 120 days, or until completion of the sale of all Shares, whichever first occurs. The Company reserves the right to terminate this Offering at any time. As of June 30, 1998 the Company has sold 440,482 shares of its common stock.

     Between the date upon which the Company began active business operations (April 15, 1996), and as of the date of this Report, the Company has made loans to twenty churches in the aggregate amount of $6,911,000, with the average size being $345,550. The Company has also purchased in the secondary market for $57,846 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $65,300 and $72,805 Second Mortgage Church Bonds in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in its current public offering; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan.

Results of Operations

     During the six month period ended June 30, 1998 total assets of the Company increased by $2,798,759 due primarily to sale of the Company's common stock. Total liabilities increased by $442,038 due to deferred income and dividends declared but not yet paid as of June 30, 1998. During the six month period ending June 30, 1998 the Company funded four additional first mortgage loan and three second mortgage loan to churches for an aggregate amount of $1,775,000 and $355,000 respectively. In addition, the Company purchased $13,300 principal amount of First Mortgage Church Bonds for a purchase price of $10,975. All loans made by the Company range in interest rate charged to the borrowers from 9.75% for annually adjustable, 20 year amortized loans, 11.25% for fixed 15 year amortized loans to 12.00% for a 2-year interim loan. As of June 30, 1998, the average, principal-adjusted interest rate on the Company's portfolio of loans was 11.05%. The Company's portfolio of bonds has an average current yield of 11.15% .

     Net operating income for the Company's six and three month periods ended June 30, 1998 was $281,350 and

$153,798 respectively. total revenues for the six and three month periods ending June 30, 1998 was $326,460 and $180,820 respectively. Interest income earned on the Company's portfolio of loans was $285,661 and $153,906 for the six month and three month periods ended June 30, 1998 respectively.

      Excluded from revenue for the six month period ended June 30, 1998 is $40,001 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended June 30, 1998 included origination income even though it is not recognized in its entirety for the period under GAAP.

     The Company's Board of Directors declared dividends of $.23125 for each share held of record on June 30, 1998. During the Company's public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid July 31, 1998 represents a 9.25% annual rate of return on each share of common stock owned and purchased for $10 per share.

     Total assets of the Company for the three month period ended June 30, 1998 increased $2,348,106 to $8,144,155 primarily as a result of the sale and issuance of the Company's common stock pursuant to its current public offering, the proceeds of which were deployed into two new mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose $1,899,477 to $7,608,199 for the same reason. Company liabilities at the end of the three month period ended June 30, 1998 are primarily comprised of a "Deferred Income", reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of June 30, 1998 but not yet paid.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.



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

         Dated:    August 13, 1998


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