Form 10QSB
period 1998-09-30
AMERICAN CHURCH MORTGAGE CO
filed 1998-11-12
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                For the Quarterly Period Ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's stock as of October 31, 1998 was:
                   999,017 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                                  PAGE
                                                                           NO.



                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements:

        Balance Sheets September 30, 1998 and 1997.......................... 3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 1998 and 1997... 4 Interim Three Month Periods Ending
                           September 30, 1998 and 1997...................... 4

                  Statements of Cash Flows
                    Nine Months Ended September 30, 1998 and 1997........... 5

                  Statement of Stockholders Equity.......................... 6

                  Notes to Financial Statements ............................ 7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................10

                                            PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.......12

Item 6.           Exhibits and Reports on Form 8-K .........................12

                  Signatures'...............................................12

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                   September 30,            September 30,
                                                                       1998                     1997

ASSETS:
 CURRENT ASSETS
     Cash and Cash Equivalents..............................        $ 1,904,250            $       99,536
     Current Maturities of  Loans Receivable................            244,076                    61,543
                                                                      ---------                 ---------
         Total current Assets:                                        2,148,326                   161,079

     LOANS RECEIVABLE, net of current maturities............          6,764,508                 3,184,573
     BONDS RECEIVABLE.......................................            134,274                   124,668

     DEFERRED OFFERING COSTS................................                665                    30,558

     DEFERRED TAX ASSET.....................................             33,000                    15,000
     Organizational Expenses, (net of accumulated
       amortization September 30, 1998, $1,315; September
       30, 1997, $1,011)....................................                237                       540
                                                                      ---------                ----------

         Total Assets:                                              $ 9,081,010              $  3,516,418
                                                                      =========                ==========

LIABILITIES AND SHAREHOLDER'S EQUITY:

  CURRENT LIABILITIES:
     Accounts Payable.......................................       $     24,820              $     36,129
     Deferred Income........................................             22,948                    11,066
     Dividends Payable......................................            191,298                    87,103
                                                                      ---------                 ---------
         Total current Liabilities:.........................            239,066                   134,298

     DEFERRED INCOME, net of current deferred Income........             78,130                    36,717


     SHAREHOLDER'S EQUITY
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 962,376
          as of September 30, 1998, 368,066 shares as of
          September 30, 1997................................              9,624                     3,681
     Additional Paid in Capital.............................          8,820,204                 3,389,106
     Accumulated Deficit....................................            (66,014)                  (47,384)
                                                                      ---------                 ---------
         Total Shareholders Equity:                                   8,763,814                 3,345,403
                                                                      ---------                 ---------

                                                                    $ 9,081,010               $ 3,516,418
                                                                      =========                 =========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                   Nine Months Ended               Three Months Ended
                                                                     September 30,                    September 30,
                                                                 1998            1997              1998             1997
                                                              --------        ---------         ---------          -------



 REVENUES
     Interest Income Loans...........................       $  470,297       $  230,245         $ 184,643        $  88,414
     Interest Income Other...........................           43,400           17,437            19,553            3,460
     Capital Gains Realized..........................            5,885            3,157             3,372            1,097
     Origination Income..............................           31,126            8,347            16,687            2,824
                                                               -------          -------           -------           ------
         Total Revenues:                                       550,708          259,186           224,255           95,795

EXPENSES
     Professional Fees...............................            7,780            7,862             - 0 -            1,062
     Director Fees...................................            2,400            1,600               800            - 0 -
     Amortization....................................              228              228                76               76
     Advisory Fees...................................           40,185            4,700            10,558            4,700
     Other...........................................            8,437            5,246             2,486            1,108
                                                               -------          -------           -------           ------
         Total Expenses:                                        59,030           19,636            13,920            6,946

NET OPERATING INCOME (loss)..........................        $ 491,678        $ 239,550         $ 210,335       $   88,849
                                                               -------          -------           -------           ------

Provision for (Benefit from )
  Income Taxes.......................................           - 0 -             5,000            - 0 -            - 0 -
                                                              --------          -------           -------          -------

Net Income (loss)....................................        $ 491,678       $  234,550         $ 210,335       $   88,849
                                                               =======         ========           =======          =======

Income (Loss) Per Common Share.......................            $ .65            $ .64             $ .23           $  .24

Weighted Average Common Shares
      Outstanding....................................          758,709          364,540           896,182          365,212


Dividends Declared...................................        $ 508,673       $  252,040          $191,298       $   87,103

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               For the Nine                 For the Nine
                                                               Months Ended                 Months Ended
                                                               September 30,                September 30,
                                                                  1998                           1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                          $       491,678                 $     234,550
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred income taxes                                           - 0 -                         5,000
     Amortization                                                      227                           228
      Earnings on Bonds                                             (5,885)                       (3,157)
  Change in assets and liabilities:
     Increase (Decrease) in accounts payable                         8,665                        (2,911)
     Increase (Decrease) in deferred income                         22,650                         1,853
                                                               -----------                     ---------
                  Net cash used in operating activities            517,335                       235,563

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage loans                               (2,800,000)                     (626,712)
     Collections of mortgage loans                                 703,724                        41,420
     Investment in bonds                                            (2,580)                         (871)
                                                               -----------                     ---------
         Net cash used for investing activities                 (2,098,856)                     (586,163)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from stock offering                                3,492,293                         - 0 -
         Dividends Paid                                           (298,337)                     (162,608)
                  Net cash from (used for) financing activities  3,193,956                      (162,608)
                                                                ----------                     ---------

     NET INCREASE (DECREASE) IN CASH                             1,612,435                      (513,208)

CASH
     Beginning of period                                           291,815                       612,744
                                                                ----------                    ----------

     End of period                                             $ 1,904,250                  $     99,536
                                                                ==========                    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
 Financing Activities
     Dividends declared but not paid                          $    191,298                 $      87,103
     Deferred offering costs financed through
        accounts payable                                      $        665                 $      30,558
     Dividends reinvested                                     $    146,937                 $      87,750

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for
       Interest                                                      - 0 -                         - 0 -
       Income Taxes                                                  - 0 -                         - 0 -


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                  Additional
                                                    Common Stock                   Paid-In                 Accumulated
                                             Shares            Amount               Capital                 Deficit

BALANCE, DECEMBER 31, 1997                   571,615        $    5,716           $ 5,184,882              $    (49,019)

     Issuance of 390,671 shares of
         common stock, net of through
         offering costs                      390,761             3,908             3,635,322

     Net Income                                                                                                491,678


     Dividends declared                                                                                       (508,673)
                                             -------            ------             ---------                  --------
BALANCE, SEPTEMBER 30, 1998                  962,376         $   9,624           $ 8,820,204              $    (66,014)
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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at September 30, 1998, management believes the loans receivable to be collectible in all material respects.

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

For the fiscal year 1998, the Company will elect to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its Shareholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

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

2. MORTGAGE AND BONDS RECEIVABLE

At September 30, 1998, the Company had funded seven first mortgage loans and two second mortgage loan to churches for an aggregate amount of $2,800,000. The first mortgage loans made by the Company range in interest rates charged to the borrowers from 9.75% for annually adjustable 20 year amortized loans to 11.25% for 15 year fixed interest rate loans. The second mortgage loan made by the Company bears interest at the rate of 15% (adjusting to 12% upon occurrence of a continency). The maturity schedule for those loans as of September 30, 1998 is as follows:


1998                                                         $     36,614
1999                                                              256,824
2000                                                              174,835
2001                                                              194,919
2002                                                              217,315
Thereafter                                                      6,128,077
                                                                ---------

            Total                                              $7,008,584

The Company also has five bonds receivable, which are carried at cost plus amortized interest income. The bonds pay quarterly interest ranging from 7.75% to 10.70%. The combined principal of $157,000 is due at various maturity dates between June 1, 1999 and January 1, 2012.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of September 30, 1998.

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

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower, in connection with a mortgage loan made or renewed by the Company. The Company paid $40,185 in advisory fees and $53,775 in origination fees from January 1 through September 30, 1998.

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

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 1998 and 1997:

                                                            SEPTEMBER 30,
                                                     1998                   1997
                                         ------------------------       --------------------
                                           Carrying        Fair          Carrying    Fair
                                            Amount         Value          Amount     Value

Cash and equivalents                     $ 1,904,250   $ 1,904,250   $    99,536 $    99,536
Loans receivable                           7,008,584     7,008,854     3,246,116   3,246,116
Bonds receivable                             134,274       134,274       124,668     124,668

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

     On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Dealer/Manager-- American, an affiliate of the Company. The Company concluded its initial public offering on November 8, 1996. As of such date, the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc.

     On September 26, 1997, the Securities and Exchange Commission declared effective the Company's secondary offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering is currently being co-underwritten by American Investors Group, Inc. ("American") and LaSalle St. Securities, Inc., ("LaSalle"). American is the Managing Underwriter and is an affiliate of the Company. This Offering is being conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission and will terminate no later than 365 days from September 26, 1997, subject to extension by mutual agreement of the Company and the Managing Underwriter for an additional 120 days, or until completion of the sale of all Shares, whichever first occurs. The Company reserves the right to terminate this Offering at any time. As of October 31, 1998 the Company has sold 999,017 shares of its common stock.

     Between the date upon which the Company began active business operations (April 15, 1996), and as of the date of this Report, the Company has made loans to twenty four churches in the aggregate amount of $7,801,000, with the average size being $325,041. The Company has also purchased in the secondary market for $57,846 (which includes $407 in accrued interest) first mortgage church bonds in the face amount of $65,300 and $72,805 second mortgage church bonds in the face amount of $100,000. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in its current public offering; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan. As of the date of this report, one first mortgage loan and one second mortgage loan have been repaid. The loan amounts were $270,000 and $350,000 respectively. In addition, one first mortgage church bond has been called for redemption effective July 20, 1998. The total principal amount of the bond was $8,300.

RESULTS OF OPERATIONS

     During the nine month period ended September 30, 1998 total assets of the Company increased by $3,717,614 due primarily to sale of the Company's common stock. Total liabilities increased by $182,360 due to deferred income and dividends declared but not yet paid as of September 30, 1998. During the nine month period ending September 30, 1998 the Company funded six additional first mortgage loans and two second mortgage loans to churches for an aggregate amount of $2,095,000 and $570,000 respectively. In addition, the Company purchased $13,300 principal amount of first mortgage church bonds for a purchase price of $10,975. All loans made by the Company range in interest rate charged to the borrowers from 9.75% for annually adjustable, 20 year amortized loans, 11.25% for fixed 15 year amortized loans to 12.00% for a 2-year interim loan. As of September 30, 1998, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.91%. The Company's portfolio of bonds has an average current yield of 11.11% .

     Net operating income for the Company's nine and three month periods ended September 30, 1998 was $491,678 and $210,335 respectively. Total revenues for the six and three month periods ending September 30, 1998 was $550,708 and $259,186 respectively. Interest income earned on the Company's portfolio of loans was $470,297 and $230,245 for the six month and three month periods ended September 30, 1998 respectively.

      Excluded from revenue for the nine month period ended September 30, 1998 is $39,286 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended September 30, 1998 included origination income even though it is not recognized in its entirety for the period under GAAP.

     The Company's Board of Directors declared a dividend of $.2125 for each share held of record on September 30, 1998. During the Company's public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid October 31, 1998 represents a 8.50% annual rate of return on each share of common stock owned and purchased for $10 per share.

     Total assets of the Company for the three month period ended September 30, 1998 increased $936,855 to $9,081,010 primarily as a result of the sale and issuance of the Company's common stock pursuant to its current public offering, the proceeds of which were deployed into two new mortgage loans. Shareholders' Equity rose $1,330,246 to $8,763,814 for the same reason. Company liabilities at the end of the nine month period ended September 30, 1998 are primarily comprised of a "Deferred Income", reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of September 30, 1998 but not yet paid.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.



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

         Dated:    November 13, 1998


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