Form 10QSB/A
period 1998-09-30
AMERICAN CHURCH MORTGAGE CO
filed 1999-01-05
CIK 934543

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

ear 2000 Issue

     The "Year 2000 Issue" is a data management problem that may have significant financial consequences for some companies. Many computer programs use only two digits to identify the year in the date field. As a result, those programs cannot distinguish between the year 2000 and the year 1900. On January 1, 2000, these programs may inaccurately process data, or in worst case scenario, stop processing entirely. Although the Company does rely on computer based financial software to process its books and records, the software utilized by the Company will not impact the Company financially, if at all, with respect to the "Year 2000 Issue." The financial software utilized by the Company requires that the date field be completed in its entirety. For example: the year "1900" must be entered as "1900" and the year "2000" must be entered as "2000". Therefore, a date cannot be entered as "00" causing problems in many programs as to what year "00" is representing, either "1900" or "2000." The Company utilizes window-based "off-the-shelf" software to process its books and records. "Off-the-shelf" software implies its public use and availability. It can be purchased at most computer or retail stores, at minimal cost, it is easy to learn to use and can be replaced inexpensively if a "Year 2000 Issue", or other factors unique to the Company's needs, becomes problematic. Finally, "off-the-shelf" software is continually being upgraded by the software manufacturer and the "Year 2000 Issue" has been addressed by many of these companies, including the Company's current software product, in the form of new upgrades or new versions of the software. Companies most affected by the "Year 2000 Issue" are primarily large companies with assets and resources substantially greater than the Company's which utilize customized software residing on large "main-frame" systems to meet specific needs of their company or industry. Finally, the Company utilizes the services of Gemisys Corporation, of Englewood, Colorado for its shareholder services, transfer agent and dividend and proxy disbursement agent. Gemisys has stated that its current "Universe" platform has been programmed so that any date in the system as "00" (e.g., 2/1/00) will be interpreted as the year 2000, not 1900. This is due to the fact that Gemisys uses an "internal date" that correlates to the actual date. These "internal dates" are in sequential order and not repeated. This includes any data conversions to Gemisys's system. The Company as well as its shareholder services agent have addressed the "Year 2000 Issue" and have determined this issue will not affect its continuing operations.

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

         Dated:    January 5, 1999



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