Form 10KSB
period 1998-12-31
AMERICAN CHURCH MORTGAGE CO
filed 1999-03-29
CIK 934543

As filed with the Securities and Exchange Commission on March 31, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998
       or

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

State issuer's revenues for its most recent fiscal year:      $782,013

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days:
      Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 26, 1999 was: 1,183,878

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
-------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                      INDEX
                                                                            Page
                                                                             No.

                                     PART I

Item 1.    Description of Business...................................        3

Item 2.    Description of Property...................................       10

Item 3.    Legal Proceedings.........................................       10

Item 4.    Submission of Matters to a Vote of Security Holders.......       10

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters...............................       10

Item 6.    Management's Discussion and Analysis
           or Plan of Operation......................................       12

Item 7.    Financial Statements:.....................................       14

                  Balance Sheet
                  December 31, 1998 and 1997.........................      F-2

                  Statement of Operations
                  Years Ended December 31, 1998 and 1997.............      F-4

                  Statements of Stockholders' Equity
                  December 31, 1998 and 1997.........................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 1998 and 1997.............      F-6

                  Notes to Financial Statements......................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure........       14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act..............................................       15

Item 10.   Executive Compensation....................................       16

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management................................................       17

Item 12.   Certain Relationships and Related Transactions............       18

Item 13.   Exhibits and Reports on Form 8-K..........................       20

                                     PART I

          In  connection  with  the  "safe  harbor"  provisions  of the  Private
Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the on-going public sale of its shares by the Company, or estimates or predictions of actions by borrowers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

          This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include, among other things, interest rate fluctuations as they effect the relative yield of the Company's loan portfolio and its ability to compete in making loans to borrowers; payment default on loans made by the Company, which could adversely affect the Company's ability to make distributions to its Shareholders; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein.

          The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Matters which are the subject of forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


Item 1.    Description of Business

General

           Incorporated as a Minnesota corporation on May 27, 1994, the Company operates as a Real Estate Investment Trust ("REIT") and is engaged in the business of making mortgage loans to churches and other non-profit religious organizations. The Company makes loans throughout the United States. The principal amount of such loans ranges from $100,000 to $1,000,000. The Company may also invest up to 30% of its Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which the Company began active business operations (April 15, 1996), and February 1, 1999, the Company has made 25 loans to 22 churches in the aggregate amount of $7,734,750, with the average size being $351,579. Of the 25 loans made by the Company, three loans totaling $1,080,000, have been repaid early by the borrowing churches. The Company has also purchased in the secondary market for $969,723 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $977,300 and purchased for $72,800 Second Mortgage Church Bonds in the face amount of $100,000. Two of the First Mortgage Church Bonds in the face amount of $33,300 have been called for redemption by the issuing organizations. Subject to supervision of the Company's Board of Directors, the business of the Company is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to the Company. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the Company's public offerings of its common stock.

Public Offerings

           On July 11, 1995, the Securities and Exchange Commission declared effective the Company's first public offering of 2,000,000 common shares at a price of $10.00 per share ($2,000,00) under SEC File 33-87570. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15,
1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Underwriter--American Investors Group, Inc. ("American"), an affiliate of the Company. The Company concluded its initial public offering on November 8, 1996. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc., an affiliate of the Company.


     On September 26, 1997, the Securities and Exchange Commission declared effective the Company's second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-27601. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., Chicago, Illinois ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of the Company. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. The Company concluded it second public offering on January 22, 1999. The Company sold 799,759 shares during its second public offering. As of February 1, 1999 the Company has 1,175,979 shares outstanding and approximately 770 individual shareholders.

The Company's Business Activities

           The Company's business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). The Advisor's affiliate, American Investors Group, Inc. has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting such bonds, American reviews financing proposals, analyzes prospective borrowers' financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American, have been engaged in the business of church financing since 1983, with a combined experience of approximately 64 years in this business. Since its inception, American has underwritten approximately 144 church bond financings, in which approximately $211 million in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1.5 million.

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

Financing Business

           The Company's primary business is to make first mortgage loans in amounts ranging from $100,000 to $1,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. The Company applies essentially all of its working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. The Company seeks to enhance returns on investments on such loans by (i) emphasizing shorter-term (0-5 years) and mid-term (5-15 years) loans and construction loans (although there is no limit on the term of loans the Company will make); (ii) seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan; (iii) making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and (iv) purchasing a limited amount of mortgage-secured debt securities having various maturities issued by churches and other non-profit religious organizations. The Company's policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase. All other mortgage loans made by the Company (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of the Company. Although the Company will attempt to make mortgage loans for terms of short (0-5 years) or medium (5-15 years) duration, and/or with variable interest rate provisions, it may make longer-term fixed-rate loans in its discretion, in order to reduce the risk to the Company of downward interest rate fluctuations.

           The   Company's   lending   and   investing   operations,   including
determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on behalf of the Company by the Advisor. Employees and agents of the Advisor conduct all aspects of the Company's business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications; (iv) closing the loans; (v) servicing the loans; (vi) shareholder relations and (vii) administering the Company's day-to-day business. In consideration of its services to the Company, the Advisor is entitled to receive a fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. The Advisor's management fees are computed and payable monthly.

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

  Loan Type                          Interest Rate (1)               Origination Fee (2)
15 Year Term (3)                   Fixed @ Prime + 2.00%                  4.0%
20 Year Term (3)                   Fixed @ Prime + 2.10%                  4.0%
20 Year Term (3)                   Variable Annually @ Prime + 1.25%      3.5%
Renewable Term  (4)                Fixed @ Prime plus:
     3 Year                               1.50%                           3.5%
     5 Year                               1.75%                           3.5%
     7 Year                               2.00%                           3.5%
Construction 1 Year Term           Fixed @ Prime + 3.25%                  2.0%

========================           ================================   ==========



     (1) "Prime" means the prime rate of interest charged to preferred customers, as published by a federally chartered bank chosen by the Company.

     (2) Origination fees are based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to the Advisor. See "Compensation to Advisor and Affiliates."

     (3)      Fully amortized repayment term.

     (4) Renewable term loans are repaid based on a 20-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 20 years. A fee of 1% is charged by the Company upon the date of each renewal. If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus a specified percentage "spread," i.e., one and a quarter percent (1.25%).

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


Mortgage Loan Processing and Underwriting

     Mortgage loan applications are prepared and verified by the Advisor's personnel in the Company's Loan Origination and Underwriting Department. Verification procedures are designed to assure a borrower's qualification under the Company's Financing Policies which are specifically identified herein and include, among other things, obtaining; (i) written applications (and exhibits) signed and authenticated by the prospective borrower in form and substance dictated by the Company; (ii) financial statements in accordance with the Company's Financing Policies; (iii) corporate records and other organizational documents of the borrower; (iv) preliminary title report or commitment for mortgagee title insurance; and (v) a real estate appraisal in accordance with the Financing Policies. All appraisals and financial statements are prepared by independent third-party professionals who are pre-approved based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to the Company's Underwriting Committee which is comprised of the Advisor's President and Vice-President, the Company's President and Chairman, and the Director of Underwriting of American. The Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting the Company's underwriting criteria. The Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable to the Advisor.

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

         (xiv) Investing or making mortgage loans unless a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or condition of title is obtained; or

         (xv) Issuing its shares on a deferred payment basis orother similar arrangement.

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

Competition

         The real estate financing industry generally is highly competitive. The Company will compete within its geographic areas of operation with a wide variety of investors and other lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to those of the Company. A number of these competitors have greater financial resources, larger staffs and longer operating histories than those of the Company. The Company competes principally by limiting its business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing the expertise of the Company in the specialized industry segment of lending to churches and other religious organizations.

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

Operations

         The Company's operations currently are located in the 8,400 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by DRM Holdings, Inc. which is the parent company of American. The Company is not charged any rent for its use of these facilities, or for its use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. The Advisor pays rent and other fees to DRM Holdings, Inc. on a monthly basis. The Company believes that the terms of this arrangement are at least as favorable to the Company as those available from unaffiliated third parties on an arm's-length basis.

Item 2.   Description of Property

         The Company's operations are located in the leased offices of American Investors Group, Inc., in Minnetonka, Minnesota. It is expected that for the foreseeable future the Company's operations will continue to be housed in these or similar leased premises along with American's operations and those of its Affiliates. The Company is not directly charged for rent, nor does it incur other costs relating to such leased space, since the Advisor is including this expense in the Advisory Fee. The office building is owned by American's parent corporation, DRM Holdings, Inc.

Item 3.   Legal Proceedings.

         Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information

         As of February 26, 1999, 1,163,878 shares of the Company's common shares were issued and outstanding in the public, excluding 20,000 shares owned by the Company's initial shareholder DRM Holdings, Inc. The Company's initial public offering (SEC file 33-87570) which began July 11, 1995 was closed November 8, 1996 with 335,481 shares having been sold. In addition, on September 26, 1997, the Securities and Exchange Commission declared effective the Company's secondary offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of the Company. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. The Company concluded it second public offering on January 22, 1999. The Company sold 799,759 shares in its second public offering.

         Lack of Liquidity and Absence of Public Market Price.

         There currently is no market for the Company's common shares and there can be no assurance that a market will develop. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Further, because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond the Company's control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of the shares. In addition, the market price, if any develops, could decline if the yields from other competitive investments exceed the actual dividends paid by the Company on the shares. The common stock of the Company is not listed on any exchange and is not yet qualified for quotation on the National Association of Securities Dealers, Inc.
Automated Quotation System ("NASDAQ").

         Repurchase of Shares by the Company

         Although the Company's common shares are not redeemable by the Company, the Company may at its complete discretion, repurchase shares offered to it by Shareholders. In such event, the Company may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to having voting rights.

         Holders of the Company's Common Shares

         As of February 26, 1999, there were 773 record holders of the Company's $.01 par common stock, including DRM Holdings, Inc., a Minnesota corporation, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).

         Dividends

         The Company paid dividends for the prior fiscal year on its common stock as follows:


 Distribution Date:         For Quarter Ended:       Dollar Amount Distributed     Annualized Yield Per
                                                      Per Share:                    Share Represented:
   April 30, 1998             March 31, 1998         $.23125                              9.25%
    July 30, 1998             June 30, 1998          $.23125                              9.25%
  October 30, 1998          September 30, 1998       $.2125                               8.50%
  January 30, 1999          December 31, 1998        $.2250                               9.00%

         As a Real Estate Investment Trust, the Company makes regular quarterly distributions to Shareholders in an amount equal to at least 95% of the Company's "real estate investment trust taxable income." Such amount are estimated for the first three quarters of each fiscal year and adjusted annually based upon the Company's audited year-end financial report. Cash available for distribution to Shareholders will be derived primarily from the interest portion of monthly mortgage payments received from churches borrowing money from the Company, from origination and other fees paid to the Company by borrowers in connection with such loans, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by the Company for investment purposes, and earnings on any Permitted Temporary Investments made by the Company. All dividends are paid by the Company at the discretion of the Board of Directors and will depend upon the earnings and financial condition of the Company, maintenance of real estate investment trust status, funds available for distribution, results of operations, economic conditions, and such other factors as the Board of Directors deems relevant.

          During any period where shares of the Company's common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans made by the Company, the relative yield generated by such capital, and, thus, dividends (if any) to Shareholders, could be less than expected once the Company has fully invested such funds in accordance with its business plan. The Company intends to ameliorate to some extent the possibility of low yields during the periods where it is selling shares by (i) collecting from borrowers an origination fee at the time a loan is made (of which one-half of any origination fee charged in connection with a loan is paid directly to the Advisor as additional compensation--the other one-half is payable to the Company), and (ii) timing its lending activities to coincide as much as possible with sales of the Shares. However, there can be no assurance that either or both of these strategies will improve current yields to Shareholders in periods of the Company's business operations when capital is being raised through the sale of additional common shares. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, the Company is required to pay dividends to holders of its Shares in annual amounts which are equal to at least 95% of the Company's "real estate investment trust taxable income." For the fiscal year ended December 31, 1998 the Company distributed 99.9% of its taxable income to shareholders in the form of quarterly dividends. The Company intends to continue distributing all or a portion of such income to the Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds the Company's earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in the Shares.

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

         Financial Condition

         During the year ended December 31, 1998 total assets of the Company increased by $4,902,931 due primarily to sale of the Company's common stock in its second "best efforts" public offering. Total liabilities increased by $136,126 due to deferred income and dividends declared but not yet paid as of December 31, 1998.

         Results of Operations-1996-1997

         The Company commenced active business operations on or about April 15, 1996, therefore, results of operations through December 31, 1996 are reflective of approximately 255 days of operations. Between the date upon which the Company began active business operations and December 31, 1996, the Company made loans to seven churches in the aggregate amount of $2,802,000, with an average loan size being $400,000. The Company also purchased in the secondary market for $46,412 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $50,000 and purchased for $72,800 Second Mortgage Church Bonds in the face amount of $100,000.

         As of December 31, 1997, the Company completed its first full fiscal year of operations. During the fiscal year ended December 31,1997 the Company funded an additional five first mortgage loans and three second mortgage loans to churches for an aggregate amount of $2,665,712 and purchased $2,000 principal amount of First Mortgage Church Bonds for a purchase price of $871.

         Results of Operations - 1998

         During the fiscal year ended December 31, 1998 the Company funded an additional six first mortgage loans and two second mortgage loans to churches totaling $1,793,750 and $355,000 respectively. The Company also purchased $925,300 principal amount of First Mortgage Church Bonds for a purchase price of $922,445. In addition, during the fiscal year ended December 31, 1998, two first mortgage loans and one second mortgage loan in the aggregate amounts of $730,000 and $350,000 respectively, have been repaid early by the borrowing churches. All interest and principal has been repaid in full in accordance with the terms of each loan. The Company also had two First Mortgage Church Bonds called for redemption by the borrowing organizations. The two bonds paid all principal and interest entitled to the Company. The face amount of the combined bonds was $33,000, The Company's original combined purchase price was $29,225.

         Between December 31, 1998 and February 1, 1999 the Company financed one additional second mortgage loan for $235,000 and purchased 18,000 principal amount of First Mortgage Church Bonds for a purchase price of $17,720. All loans made by the Company range in interest rate charged to the borrowers from 9.75% to 11.25% representing loans with repayment schedules of up to twenty years. As of February 1, 1999, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.96%. The Company's portfolio of bonds has an average current yield of 9.69%.

         Operating income for the Company's fiscal year ended December 31, 1998 was $705,365 on total revenues of $782,013 compared to $347,814 and $145,386 on total revenues of $384,118 and $217,390 for the years ended December 31, 1997 and 1996 respectively . Interest income earned on the Company's portfolio of loans was $655,219 for the year ended December 31, 1998 compared to $343,695 and $152,259 for 1997 and 1996 respectively. This increase is due to the fact that eight new loans were originated both in fiscal years ended December 31, 1998 and 1997 . Excluded from revenue for the year ended December 31, 1998 is $61,822 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 included origination income even though it was not recognized in its entirety for the period under GAAP.

         The Company's Board of Directors declared quarterly dividends of $.23125 for each share held of record on March 31, 1998, $.23125 for each share held of record June 30, 1998, $.2125 for each share held of record September 30, 1998, and $.225 for each share held of record on December 31, 1998. Based on the four quarters of operations for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998, and December 31, 1998, the dividends paid represented a 9.25%, 9.25%, 8.50% and 9.00% annualized yield to Shareholders respectively for an effective overall annual dividend yield of 9.00%. Total dividends paid in 1998 represented a 9.00% annual rate of return on each share of common stock owned and purchased for $10 per share. Total dividends paid by the Company for fiscal year 1997, its first full fiscal year of operations, represented a 9.48% annual rate of return on each share of common stock owned.

         Since its inception, the Company experienced its highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced its lowest quarterly dividend payment for the quarter ended September 30, 1998. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on September 30, 1998 was $.2125 representing an annualized yield of 8.50%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under "GAAP". The dividend payment made to September 30, 1998 shareholders of record was directly related to large cash balances the Company received in its second stock offering and held in money market instruments pending deployment in new loans to churches. Because interest earned in the Company's money market account is substantially lower than interest earned on its mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans.

         Total assets of the Company increased from $3,414,977 as of December 31, 1996 to $5,363,396 as of December 31, 1997. As of December 31, 1998 assets had increased to $10,266,327. The primary reason for the increase in total assets from December 31, 1996 through December 31, 1998 was a result of the sale and issuance of the Company's common stock pursuant to its second public offering, the proceeds of which are deployed into new mortgage loans and cash and cash equivalent money market obligations. Shareholders' Equity rose from $3,280,141 at December 31, 1996 to $5,141,579 at December 31, 1997 and again to
$9,906,384 at December 31, 1998 for the same reasons. Company liabilities for all periods after December 31, 1995 are primarily comprised of a "Deferred Income" item, reflecting the Company's practice of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for all periods after December 31, 1995 includes dividends declared as of the end of the period reported on, but not paid until the 30th day of the ensuing month.

         During the one-month period ended January 31, 1999 total assets of the Company increased by $661,408 due primarily to the continued public sale of the Company's common stock. The Company's second public offering concluded January 22, 1999. A total of 779,759 shares were sold during the Company's second public Offering. The Company has 1,175,979 shares outstanding as of February 1, 1999. During the first-month period ending January 31, 1999 the Company funded one additional second mortgage loan of $235,000. In addition, the Company purchased $18,000 principal amount of First Mortgage Church Bonds for a purchase price of $17,720. All loans made by the Company range in annual interest rate charged to the borrowers from 9.75% to 11.25%. As of February 1, 1999, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.96%. The Company's portfolio of bonds has an average current yield of 9.69% .

Liquidity and Capital Resources

         The Company's revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans that it makes. The Company also earns income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its Shareholders, and on income generated on church bonds it may purchase and own. The Company generates revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. The principal expenses of the Company are Advisory Fees, legal and accounting fees, communications costs with its Shareholders, and the expenses of its stock transfer agent, registrar and dividend reinvestment agent.

         The Company's future capital needs are expected to be met by (i) additional sale of its shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans made by the Company, and (iii) borrowed funds. The Company believes that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Company's Dividend Reinvestment Plan, will provide a supplemental source of capital to fund its business operations in future years. Nevertheless, the Company believes that it may be desirable, if not necessary, to sell additional shares of common stock in order to enhance its capacity to make mortgage loans on a continuous basis. There can be no assurance that the Company will be able to raise additional capital on terms acceptable for such purposes. Although the Company may borrow funds in an amount not to exceed 50% of its Average Invested Assets in order to increase its lending capacity, it has no present intention of doing so, nor has it secured a source for such borrowing. Because the Company has not itself borrowed funds, the Company does not believe that inflation at the national level as experienced over the past three years has made a material impact upon its operations, nor does it believe that currently anticipated levels of inflation in 1999 would have a material impact on its business. However, the relatively low inflation rates of recent years has contributed to lower interest rates, which in turn, has caused the Company to lower the interest rates it charges church borrowers on its loans. This in turn, has and likely will continue to impact interest income the Company will earn and, accordingly, influence dividends declared by the Company's Board of Directors.

         Nevertheless, if the rate of inflation increased materially, the Company could reasonably expect interest rates generally to increase, thus possibly making the yield to investors in the Shares less attractive as compared to alternative fixed-income investments. Conversely, if the rate of inflation decreases materially, it could reasonably be expected that interest rates generally would decline or remain at current levels. A decline in interest rates generally would require the Company to offer lower rates to borrowers which, in turn, would eventually result in lower yields to investors in the Shares. During the Company's 1998 fiscal year, the Federal Reserve Board cut the prime interest lending rate three times to a current prime interest rate of 7.75%. The reduction of the prime interest required the Company to reduce its lending rates to levels that remained competitive with other lending organizations in order to attract qualified potential borrowers.

Year 2000 Issue

         The "Year 2000 Issue" is a data management problem that may have significant financial consequences for some companies. Many computer programs use only two digits to identify the year in the date field. As a result, those programs cannot distinguish between the year 2000 and the year 1900. On or after January 1, 2000, these programs may inaccurately process data, or in the worst case scenario, stop processing entirely.

         Although the Company depends upon computer-based financial software to process its books and records, the software utilized by the Company will not impact the Company financially, if at all, with respect to the "Year 2000 Issue." The financial software utilized by the Company requires that the date field be completed in its entirety. For example: the year "1900" must be entered as "1900" and the year "2000" must be entered as "2000". Therefore, a date cannot be entered as "00" causing problems in many programs as to what year "00" is representing, either "1900" or "2000." The Company utilizes Windows(TM)-based "off-the- shelf" software to process its books and records. "Off-the-shelf" software implies its public use and availability. It can be purchased at most computer or retail stores at minimal cost, is easy to use and can be replaced inexpensively if a "Year 2000 Issue"or other factors unique to the Company's needs, becomes problematic. Finally, "off-the-shelf" software is continually being upgraded by the software manufacturer and the "Year 2000 Issue" has been addressed by many of these companies, including the Company's current software product, in the form of new upgrades or new versions of the software. Companies most affected by the "Year 2000 Issue" are primarily large companies with assets and resources substantially greater than the Company's which utilize customized software residing on large "main-frame" systems to meet specific needs of their company or industry.

         The Company currently requires each borrower to make monthly payments by automatic funds transfer (automatic deduction or "ACH" ) from the borrower's checking or savings account as stated in the terms of the loan agreements. The Company intends to communicate with each borrower during the fourth quarter of 1999 regarding the potential of "Year 2000 Issues." The communication will address the potential, among other things, that "ACH" payments on or after December 31, 1999 may be effected and, if so, the borrowing organization will need to be prepared to submit payments by overnight mail or other expedient means drawn on good funds from the borrowing organization's current checking or savings account.

         Finally, the Company utilizes the services of Gemisys Corporation, Englewood, Colorado for its shareholder services and as its transfer, dividend and proxy disbursement agent. Gemisys has represented to the Company that its current "Universe" platform has been programmed so that any date in the system as "00" (e.g., 2/1/00) will be interpreted as the year 2000, not 1900. This is due to the fact that Gemisys uses an "internal date" that correlates to the actual date. These "internal dates" are in sequential order and not repeated. This includes any data conversions to Gemisys's system. The Company as well as its shareholder services agent have addressed the "Year 2000 Issue" and have determined this issue will not affect its continuing operations.


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


Item 8.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.

         Not Applicable

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.

         (a) Directors are elected for a term expiring at the next annual meeting of the Company's Shareholders and serve for one-year terms and until their successors are duly elected and qualified. Annual Shareholder Meetings are typically held in May. Officers of the Company serve at the discretion of the Company's Board of Directors. Among other requirements, in order to maintain its REIT status, a majority of the Company's directors must be "independent." The Company's executive officers and Directors are as follows:


            Name                 Age       Office                                        Director Since

   David G. Reinhart              46       President, Treasurer and Director                  1994
   V. James Davis                 54       Vice-President, Secretary and Director             1994
   Kirbyjon H. Caldwell           46       Independent Director                               1994
   Robert O. Naegele, Jr.         58       Independent Director                               1994
   Dennis J. Doyle                47       Independent Director                               1994
   John M. Clarey                 57       Independent Director                               1994


     David G. Reinhart, has been a Director of the Company since its inception, and has served as President and Treasurer of the Company since January 19, 1999. He served as Vice-President and Secretary of the Company from the Company's inception until January 19, 1999. He is also Chairman of the Board of Directors of American Investors Group, Inc., a Director and Officer of the Advisor, and President, director and shareholder of DRM Holdings, Inc. ("DRM"), the parent corporation of American. Mr. Reinhart has served as legal counsel to banks, trust companies and broker-dealers in the area of church financings and otherwise since approximately March 1984. He currently acts as counsel for the Managing Underwriter. He was employed in the St. Paul firm of Reinhart Law Offices, P. A. from November 1985 to February 1987, and from July 1983 to
November 1985 he was employed as an Associate Attorney with the law firm of Robins, Kaplan, Miller & Ciresi, Minneapolis, Minnesota. Mr. Reinhart received his Juris Doctor degree, cum laude, in May 1979, from Hamline University School of Law, St. Paul, Minnesota and received his Bachelor of Science degree in May 1976, from Northern Michigan University, Marquette, Michigan. Mr. Reinhart has practiced law in the areas of corporate finance and general business law since 1979 and has developed expertise in the area of church financing. He is employed from time-to-time as Adjunct Professor of Law, Hamline University School of Law.

V. James Davis, has been a Director of the Company since its inception, and has served as the Vice-President and Secretary of the Company since January 19, 1999. He served as President and Treasurer of the Company from the Company's inception until January 19, 1999. From November 1986 to October 1996 he served as President and a Director of American Investors Group, Inc. Prior to November, 1986, he was employed as President of Keenan & Clarey, Inc., Minneapolis, Minnesota, a church bond underwriter and broker-dealer, where he also served as Financial and Operations Principal and as a Director. From January 1976 to March 1984, Mr. Davis was employed as Administrative Vice-President, and Financial and Operations Principal, by Offerman & Co., Inc., Minneapolis, Minnesota, a national broker-dealer and originator of corporate bond financing projects. Mr. Davis has been in the securities business since 1970 and was previously employed with other securities firms in Appleton, Wisconsin and Rockford, Illinois. He holds a Bachelor of Science degree in Liberal Arts from the University of Wisconsin -Whitewater (1967) and completed course work at St. Joseph College, Rensselaer, Indiana. Mr. Davis holds a General Operations Principal license and a Financial Operations Principal license with the National Association of Securities Dealers, Inc.

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

     Robert O. Naegele, Jr., has served as an Independent Director of the Company since September 1994. Mr. Naegele's professional background includes advertising, real estate development, and consumer products, with a special interest in entrepreneurial ventures and small developing companies. Most recently, he led a group of investors to apply for, and receive an NHL Expansion Franchise, the Minnesota Wild, to begin play in a new arena in St. Paul, Minnesota, in the Fall of the year 2000. Mr. Naegele and his wife, Ellis, lived in Minneapolis through 1993 and now reside in Naples, Florida.

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

     John M. Clarey, has served as an Independent Director of the Company since September 1994. Since January 1992, he has been employed as First Vice President of Miller & Schroeder Financial, Inc., a Minneapolis, Minnesota based investment banking firm and NASD-member broker-dealer. From February 1991 through December 1991, Mr. Clarey was a general partner of the Clarepoint Partners, LP, a private venture capital firm, of which he was one of the founders. From July 1989 to February 1991, he was a Senior Vice President of Miller, Johnson and Kuehn, Inc., a Minneapolis-based broker-dealer. From November 1980 to July 1989, Mr. Clarey served as President and Chief Executive Officer of Allison-Williams Company, a Minneapolis-based investment banking firm specializing in municipal and corporate finance. From September 1965 to November 1970, he was employed as Executive Vice President of Keenan & Clarey, Inc., a Minneapolis broker-dealer specializing in structuring and development of corporate debt issues and financings for churches and other non-profit corporations. During his career in the securities and finance industry, Mr. Clarey has been active as a senior officer and director of local, regional, and national trade and professional associations and has served as a volunteer officer and director of various charitable organizations. He graduated from Marquette University, Milwaukee, Wisconsin (1963) with a B.A. in economics.

     Administration of the day-to-day operations of the Company is provided by the Advisor under the Advisory Agreement. See "The Advisor and the Advisory Agreement." The Company currently has no employees and the Company's officers receive no compensation for their services, other than through their interests in the Advisor and affiliates of the Company. See "Compensation to Advisor and Affiliates." The Company's officers have no employment contracts with the Company or the Advisor and are considered employees "at will." The Company believes that, because of the depth of management of the Advisor and its Affiliates, the loss of one or more key employees of the Advisor, or one or more officers of the Company, would not have a material adverse effect upon its operations. As required by the Company's Bylaws, a majority of the Directors are Independent Directors in that they are otherwise unaffiliated with and do not receive compensation from the Company (other than in their capacity as Directors) or from the Advisor or the Managing Underwriter.

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

     Directors and officers are permitted to engage in other activities of the type conducted by the Company, and neither the Company's Articles of
Incorporation or Bylaws nor any policy of the Company restricts officers or Directors from conducting, for their own account or on behalf of others, business activities of the type conducted by the Company. See "Conflicts of Interest."

     The Directors and officers are nevertheless not relieved of their duties of loyalty to the Company and its Shareholders. The Directors may be removed by a majority vote of all Shares outstanding and entitled to vote at any annual meeting or special meeting called for such purpose.

Item 10.    Executive Compensation.

     The Company's two executive officers do not receive compensation from the Company, however, Mr. Davis and Mr. Reinhart each own a one-third interest in the Advisor. The Advisor receives Advisory Fees under the terms of its Advisory Agreement with the Company. See Item 12 Certain Relationships and Related Transactions.

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

Warrants and Options

     On September 30, 1994, the Board of Directors adopted a Stock Option Plan for Directors and the Advisor (the "Option Plan") to be administered by the Directors, which provides for a grant of an option to purchase 3,000 shares of $.01 par value Common Stock, subject to certain adjustments, to a Director upon his or her appointment or election and upon each re-election (directors are elected annually) or to the Advisor upon the Advisor's appointment or annual re-appointment. The purchase price of the Common Stock granted under each option shall be the fair market value, as defined in the Option Plan, at the time the option is granted. On November 15, 1994, and each year through November 15, 1998, the Company has issued options under the Option Plan to each of the six Directors and the president of the Advisor, to purchase 3,000 shares each (an aggregate of 105,000 shares) at a price of $10 per share. These options vest and are thus exercisable on or after November 15, 1995 and expire November 15, 1999 through November 15, 2003.

     The Company may, from time to time, grant full-time employees and existing Directors and officers of the Company and the Advisor warrants, options, stock purchase rights, incentive stock options or similar arrangements to purchase shares of Common Stock of the Company. In accordance with applicable state law, the Company has agreed to limit the number of options or warrants issuable to the Advisor, Affiliates or any Director to ten percent (10%) of the outstanding Shares of the Company on the date of grant of any options or warrants. The purchase price of Shares issuable pursuant to such warrants or options will not be less than the fair market value at the time of the grant.

     The Company may refuse to allow the exercise of a warrant into Common Stock if the effect of such exercise or conversion would, in the opinion of counsel for the Company, disqualify or jeopardize the Company as a real estate investment trust under the Code.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

              The following table sets forth as of February 1, 1999, the number of Shares beneficially owned by each Director and by all executive officers and Directors as a group and the beneficial owner of 5% or more of the Company's outstanding stock . Unless otherwise noted, each of the following persons has sole voting and investment power with respect to the Shares set forth opposite their respective names.

                                                  Number of Shares             Percent
     Name of Beneficial Owner (1)               Beneficially Owned (2)         Of Class
     ----------------------------               ----------------------        ----------

        Iron Workers Local #498....................    107,295 (3)                 9.12%
        David G. Reinhart .........................     10,420 (4)                  .89%
        Robert O. Naegele, Jr......................     5,000                       .43%
        V. James Davis.............................     1,215                       .10%
        Kirbyjon H. Caldwell.......................      ----                      ----
        Dennis J. Doyle............................      ----                      ----
        John M. Clarey.............................      ----                      ----
        All Executive Officers and Directors
             as a Group (five individuals).........    16,635                      1.42%

        ------------------------------------------

(1) The address for the Directors is 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

(2) Excludes 15,000 Shares which each Director and the President of the Advisor have an option to purchase pursuant to the Stock Option Plan for Directors and the Advisor, which options vest beginning November 15, 1995 and expire beginning November 15, 1999. See "Management -- Warrants and Options."

(3) As of February 1, 1999, the Iron Workers Local 498 Pension Plan and Iron Workers Local 498 Health and Welfare Fund, 4749 W. Lincoln Drive, Suite 202, Matteson Illinois 60443, owns collectively 72,129 Shares. This beneficial owner may not own more than 9.8% of the Shares outstanding at any time. The Company's Articles of Incorporation provide that in the event any person acquires Excess Shares, such Excess Shares may be redeemed by the Company, at the discretion of the Board of Directors.

(4) Shares indicated are owned of record by DRM Holdings, Inc., a Minnesota corporation ("DRM") which owns a total of 20,000 shares of the Company's stock for which it paid $200,000 ($10.00 per share). These shares are "restricted securities" and may not be sold, transferred or assigned without compliance with state and federal rules and regulations governing the transfer of securities considered "restricted," and may be further subject to additional restrictions imposed by states in which the Shares in this Offering are being offered. DRM is owned by David G. Reinhart, the Company's President, Treasurer and a Director; and by Philip J. Myers, the Advisor's President. Mssrs. Reinhart and Myers are also directors of the Advisor. The number of shares and percentages set forth above are calculated by multiplying the total number of Shares owned by DRM by the percentage such individuals' ownership of stock in DRM relates to the total outstanding shares of stock of DRM. Philip J. Myers, the Advisor's President, could be considered the beneficial owner of 9,580 shares.

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

American Investors Group, Inc.

     Pursuant to the Underwriting Agreement in connection with the Company's second public offering which commenced September 26, 1997 and concluded January 22, 1999, the Company paid the Managing Underwriter and Co-Underwriter selling commissions equal to $332,185 and $143,672 respectively. The Company has paid non-accountable expenses of the Managing Underwriter (American) and the Co-Underwriter ("LaSalle") $63,983 and $13,000 respectively. In addition, the Company has agreed to indemnify the Underwriters against certain civil liabilities, including liabilities under the Securities Act of 1933. The public offering price of the Shares was determined by negotiations between the Company and the Managing Underwriter based on the price paid ($10.00 per share) by the Company's initial shareholder and shareholders who purchased shares in the Company's initial public offering completed November 8, 1996. The Managing Underwriter (American) is an affiliate of the Advisor. The following table sets forth the name and positions of certain officers and all directors of American:

      Name                                                      Position

 Philip J. Myers                             President, Secretary and Director
 Scott J. Marquis                            Vice President
 David G. Reinhart                           Chairman, Board of Directors

         In the course of its business, it is expected that the Company will purchase church bonds being underwritten and sold by American. Although the Company would not pay any commissions, American would benefit from such purchase as a result of commissions paid to it by the issuer of such bonds. American also would benefit from mark-ups on bonds bought from it and mark-downs on bonds sold through it by the Company on the secondary market. Any church bonds purchased by the Company in an initial offering will be purchased for investment purposes only at the public offering price. Church bonds purchased in the secondary market, if any, will be purchased at the best price available, subject to customary markups (or in the case of sales -- markdowns), on terms no less favorable than those applied to other customers of American, and would not exceed industry standards or in any event (in the case of mark-ups and mark-downs on secondary bond sales and purchases) exceed five percent of the principal amount of bonds purchased or sold. Principals of the Company and the Advisor may receive a benefit in connection with such transactions due to their affiliation with the Managing Underwriter. It is the policy of the Company not to invest in excess of 30% of its Average Invested Assets in Church Bonds.

Church Loan Advisors, Inc.

         Church Loan Advisors, Inc., a Minnesota corporation (the "Advisor"), was organized on May 27, 1994 to engage in the business of rendering lending and advisory services solely to the Company, and to administer the business affairs and operations of the Company. The Advisor's offices are located at 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

         The following table sets forth the names and positions of the officers and directors of the Advisor:

    Name                                          Position

Philip J. Myers                             President, Treasurer and Director
Scott J. Marquis                            Vice President, Secretary
V. James Davis                              Director
David G. Reinhart                           Director

         Philip J. Myers, age 42, is President, Treasurer and a Director of the Advisor, having served in such capacities since its inception. He is also currently employed full-time as President, Secretary and a Director of American Investors Group, Inc. Mr. Myers earned his Bachelor of Arts degree in Political Science in 1977 from the State University of New York at Binghamton and his Juris Doctor Degree from the State University of New York at Buffalo School of Law in 1980. From 1980 until 1982, Mr. Myers served as an attorney with the Division of Market Regulation of the U. S. Securities and Exchange Commission in Washington, D. C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989 when he became affiliated with American Investors Group, Inc., Mr. Myers was engaged as Senior Vice-President and General Counsel of Financial Planners Equity Corporation ("FPEC"), a 400 broker securities dealer formerly located in Marin County, California. He is a member of the New York, California (inactive status) and Minnesota Bar Associations, and a registered General Securities Principal.

         Scott J. Marquis, age 41, is Vice-President and Secretary of the Advisor, having served in such capacities since December 13, 1994. He is also currently employed full-time as Vice-President and of American Investors Group, Inc., where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker-dealer, Piper, Jaffray Companies, in the capacity of supervisor of its trade clearance department. Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., and holds his Series 7, 63 and 27 licenses from the National Association of Securities Dealers, Inc.

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

         Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to the Company, including, but not limited to, personnel expenses, rental and other office expenses, expenses of Directors, officers and employees of the Advisor (except out-of-pocket expenses of such persons who are directors or officers of the Company incurred in their capacities as Directors and officers of the Company), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company is required to pay all other expenses of the Company, including the costs and expenses of reporting to various governmental agencies and the Shareholders and of conducting its operations as a mortgage lender, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to closing of loan transactions.

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

Item 13.        Exhibits and Reports on Form 8-K

(a)    Exhibits

       3.1      Articles of Incorporation*
       3.2      By-Laws*
       4        Specimen Certificate*
       10.1     Advisory Agreement*
       10.2     Dividend Reinvestment Plan of Company*
       10.3     Stock Option Plan for Directors and Advisor (with Exhibits)*
       10.4 Gemisys Corporation Agreement to act as Transfer Agent,Registrar & Dividend Reinvestment Agent*
       10.5     Advisory Agreement between Registrant and Church Loan Advisors,
                 Inc.*
       EX-27    Financial Data Schedule*

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


                        AMERICAN CHURCH MORTGAGE COMPANY

Dated:  March 31, 1999

                          By:   /s/ David G. Reinhart
                          David G. Reinhart, President, Treasurer
                         (Chief Executive Officer and Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:       /s/ David G. Reinhart
         David G. Reinhart
         President , Treasurer and a Director

By:       /s/ V. James Davis
         V. James Davis
         Vice-President, Secretary  and a Director

By:       /s/ Dennis J. Doyle                            Date:     03/31/99
         Dennis J. Doyle, Director

By:      /s/  John M. Clarey                             Date:     03/31/99
         John M. Clarey, Director

By:      /s/ Robert O. Naegele, Jr.                      Date:     03/31/99
         Robert O. Naegele, Jr.,  Director

By:      /s/ Kirbyjon H. Caldwell                        Date:     03/31/99
         Kirbyjon H. Caldwell, Director

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Minneapolis, Minnesota

                              Financial Statements

                           December 31, 1998 and 1997

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minneapolis, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                   Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
February 17, 1999

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                      Balance Sheet





                                                                                                     December 31
                      ASSETS                                                                   1998                  1997

Current Assets

    Cash and equivalents                                                                 $  2,941,530            $   291,815
    Accounts receivable                                                                        28,777
    Current maturities of mortgage loans receivable                                           237,242                103,505
    Current maturities of bond portfolio                                                       12,000
                                                                                          -----------              ---------
            Total current assets                                                            3,219,549                395,320

Mortgage Loans Receivable, net of current  maturities                                       5,994,620              4,808,803


Bond Portfolio                                                                              1,011,997                125,809


Deferred Tax Asset                                                                             40,000                 33,000


Organizational Expenses, net                                                                      161                    464
                                                                                           ----------              ---------

            Total assets                                                                  $10,266,327             $5,363,396
                                                                                           ==========              =========


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                      Balance Sheet





                                                                                                       December 31
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1998                  1997

Current Liabilities
    Accounts payable                                                                                          $       2,645
    Management fee payable                                                               $       12,759              12,845
    Deferred income                                                                              21,772              17,301
    Dividends payable                                                                           233,004             127,899
                                                                                              ---------           ---------
            Total current liabilities                                                           267,535             160,690

Deferred Income                                                                                  92,408              61,127

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 1,087,646 at December 31, 1998
            and 571,615 shares at December 31, 1997                                              10,876               5,716
    Additional paid-in capital                                                                9,973,200           5,184,882
    Accumulated deficit                                                                         (77,692)            (49,019)
                                                                                             ----------            --------
            Total stockholders' equity                                                        9,906,384           5,141,579
                                                                                             ----------           ---------

            Total liabilities and equity                                                    $10,266,327          $5,363,396
                                                                                             ==========           =========


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                 Statement of Operations





                                                                                                  Years Ended December 31
                                                                                                 1998                  1997

Interest Income                                                                                $782,013             $384,118

Operating Expenses                                                                               76,648               36,304
                                                                                                -------              -------

Operating Income                                                                                705,365              347,814

Benefit from Income Taxes                                                                        (7,000)             (13,000)
                                                                                                -------              -------

Net Income                                                                                     $712,365             $360,814
                                                                                                =======              =======

Basic and Diluted Income Per Common Share                                                      $    .86             $    .91
                                                                                                =======              =======

Weighted Average Common Shares Outstanding                                                      825,176              398,160
                                                                                                =======              =======


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                            Statement of Stockholders' Equity





                                                                                               Additional
                                                                   Common Stock                 Paid-In           Accumulated
                                                            Shares            Amount            Capital             Deficit

Balance, December 31, 1996                                 359,791          $  3,598           $3,306,437           ($  29,894)


    Issuance of 211,824 shares of
        common stock, net of
        offering costs                                     211,824             2,118            1,878,445


    Net income                                                                                                         360,814

    Dividends declared                                                                                                (379,939)
                                                          --------            ------            ---------              -------

Balance, December 31, 1997                                 571,615             5,716            5,184,882              (49,019)


    Issuance of  516,031 shares of
        common stock, net of
        offering costs                                     516,031             5,160            4,788,318

    Net income                                                                                                         712,365

    Dividends declared                                                                                                (741,038)
                                                         ---------            ------            ---------            ---------

Balance, December 31, 1998                               1,087,646           $10,876           $9,973,200           ($  77,692)
                                                         =========            ======            =========             ========


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                 Statement of Cash Flows





                                                                                                Years Ended December 31
                                                                                               1998                   1997

Cash Flows from Operating Activities
    Net income                                                                            $   712,365            $   360,814
    Adjustments to reconcile net income to net cash
        from operating activities:
        Deferred income taxes                                                                  (7,000)               (13,000)
        Amortization                                                                              303                    303
        Change in assets and liabilities
            Accounts receivable                                                               (28,777)
            Accounts payable                                                                   (2,731)                 7,009
            Deferred income                                                                    35,752                 32,498
                                                                                            ---------              ----------
            Net cash from operating activities                                                709,912                387,624

Cash Flows from Investing Activities
    Investment in mortgage loans                                                           (2,498,750)            (2,315,712)
    Collections on mortgage loans                                                           1,179,196                 64,228
    Investment in bonds                                                                      (931,188)                (5,169)

    Proceeds from bonds called                                                                 33,000
                                                                                           ----------              ---------
            Net cash used for investing activities                                         (2,217,742)            (2,256,653)

Cash Flows from Financing Activities
    Proceeds from stock offering, net                                                       4,793,478              1,880,563
    Dividends paid                                                                           (635,933)              (332,463)
                                                                                            ---------              ---------
            Net cash from financing activities                                              4,157,545              1,548,100
                                                                                            ---------              ---------

Net Increase (Decrease) in Cash and Equivalents                                             2,649,715               (320,929)

Cash and Equivalents - Beginning of Year                                                      291,815                612,744
                                                                                            ---------             ----------

Cash and Equivalents - End of Year                                                         $2,941,530            $   291,815
                                                                                            =========             ==========

                                                      - Continued -


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                                                   Years Ended December 31
                                                                                 1998                    1997

Supplemental Schedule of Noncash Financing and
    Investing Activities

    Offering costs reclassified to additional
        paid-in capital                                                        $  71,751              $118,106
                                                                                 =======               =======
    Dividends payable                                                          $ 233,004              $127,899
                                                                                 =======               =======

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                               $      59              $      -
                                                                                ========               =======
        Income taxes                                                           $      -               $      -
                                                                                ========               =======


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1998 and 1997





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations. Loans have been made to churches located in 10 states as of December 31, 1998.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998, approximately $2,700,000 of cash equivalents consisted of investments in money market funds.

The Company maintains some cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1998 and 1997





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. However, at December 31, 1998 and 1997, management believes the mortgage loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

Organizational Expenses

Organizational expenses are stated at cost net of amortization and are amortized using the straight-line method over five years.

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

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share. Stock options had no effect on the weighted average number of shares outstanding.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1998 and 1997




2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 1998, the Company had first mortgage loans receivable totaling $6,231,862. The loans bear interest ranging from 9.25% to 15.00%. At December 31, 1997, the Company had first mortgage loans receivable totaling $4,912,308 which bore interest ranging from 9.75% to 15.00%.

The Company also has a portfolio of forty-seven church bonds, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 6.35% to 10.70%. The combined principal of $1,044,000 at December 31, 1998 is due at various maturity dates between June 1, 1999 and November 1, 2018. One bond issue comprised 86% of total bond portfolio at December 31, 1998.


The maturity schedule for mortgage loans and bonds receivable as of December 31, 1998 is as follows:

                                                                Mortgage Loans          Bond Portfolio


1999                                                             $   237,242             $     12,000
2000                                                                 350,554                   17,000
2001                                                                 172,924                  125,000
2002                                                                 192,953                   21,000
2003                                                                 215,305                   23,000
Thereafter                                                         5,062,884                  846,000
                                                                   ---------                ---------
                                                                                            1,044,000
            Less discounts from par                                                           (20,003)
                                                                                            ---------
            Totals                                                $6,231,862               $1,023,997
                                                                   =========                =========


3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company began the annual grant of options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of December 31, 1998.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1998 and 1997





3.  STOCK OPTION PLAN - Continued

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Upon non-renewal or termination of the Advisory Agreement, the Company is required to pay the Advisor a termination fee equal to two percent of the value of the average invested assets of the Company as of the date of termination, subject to limitations set forth in the Advisory Agreement.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $101,944 and $61,525 during 1998 and 1997, respectively. During 1998 and 1997 the Advisor waived fees of $15,223 and $23,119, respectively.

The Advisor and the Company are related through common ownership and common management. See Note 6.

5.  INCOME TAXES

The income tax benefit consists of the following components:

                                                                                 1998            1997
                                                                                 ----            ----


Current                                                                          $   -          $   -
Deferred                                                                         (7,000)        (13,000)
                                                                                  -----          ------

            Total tax benefit                                                   ($7,000)       ($13,000)
                                                                                  =====          ======

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1998 and 1997





5.  INCOME TAXES - Continued

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 95% of its taxable income. In 1998, the Company had pretax income subject to tax of $705,365 and distributions to shareholders in the form of dividends during the tax year of $741,038. The expected tax expense to the Company, pre-dividends, would have been $241,524. In 1997, the Company had pretax income subject to tax of $347,814 and distributions to shareholders in the form of dividends during the tax year of $379,939. The expected tax expense to the Company, pre-dividends, would have been $118,257.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                                              1998                 1997
                                                                              ----                 ----


Expected tax expense (benefit)                                               $241,524           $118,257
Benefit of REIT distributions                                                (248,524)          (131,257)
                                                                              -------            -------

            Totals                                                         ($   7,000)        ($  13,000)
                                                                             ========           ========

The components of deferred income taxes are as follows:

                                                                               1998                1997
                                                                               ----                ----


Loan origination fees                                                         $40,000            $33,000
                                                                               ======             ======

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by a managing underwriter (an affiliate of the Advisor) and a co-underwriter on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 26, 1997 and concluded on January 22, 1999. A total of 799,759 shares were sold, of which 710,339 were sold through December 31, 1998.

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 1998 and 1997





6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK - Continued

The Company intends to file a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in 1999.

Pursuant to the terms of the Underwriting Agreements, the Company paid the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $331,000 and $162,600 during 1998 and 1997, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1998 and 1997:

                                                          1998                                         1997
                                         ---------------------------------------    --------------------------------------
                                                 Carrying              Fair                Carrying             Fair
                                                  Amount              Value                Amount               Value


Cash and equivalents                             $2,941,530         $2,941,530         $   291,815         $   291,815

Accounts receivable                                  28,777             28,777
Mortgage loans receivable                         6,231,862          6,231,862           4,912,308           4,912,308
Bond portfolio                                    1,023,997          1,023,997             125,809             125,809

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.