Form 10QSB
period 1999-03-31
AMERICAN CHURCH MORTGAGE CO
filed 1999-05-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No o o

     The number of shares outstanding of the Registrant's stock as of April 30, 1999 was:

                  1,189,967 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX

                                                                            Page
                                                                             No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 1999 and 1998.................     3

                  Statements of Operations
                    Three Month Periods Ended March 31, 1999 and 1998....     4

                  Statements of Cash Flows
                    Three Months Ended March 31, 1999 and 1998...........     5

                  Statement of Stockholder's Equity......................     6

                  Notes to Financial Statements .........................     7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................    10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............    12

Item 6.  Exhibits and Reports on Form 8-K ...............................    12

                  Signatures.............................................    12

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                       March 31,               March 31,
                                                                         1999                     1998

Assets:

 Current Assets
     Cash and Cash Equivalents..............................    $     2,410,735             $   1,080.850
     Current Maturities of  Loans Receivable................            156,748                   114,819
     Current Maturities of Bonds Receivable.................             24,000                    - 0 -
                                                                    -----------               -----------
         Total current Assets:                                        2,591,483                 1,195,669

     Loans Receivable, net of current maturities............          6,684,045                 5,367,610
     Bonds receivable.......................................          1,857,144                   131,722

     Deferred Tax Asset.....................................             40,000                    33,000
     Organizational Expenses, (net of accumulated
       amortization March 31, 1999, $1,466; March
       31, 1998, $1,163)....................................                 86                       389
                                                                    -----------                ----------

         Total Assets:                                           $   11,172,758               $ 6,728,390
                                                                    ===========                 =========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Accounts Payable.......................................     $       26,295              $    234,295
     Management Fee Payable.................................             22,384                    14,130
     Deferred Income........................................             22,963                    69,473
     Dividends Payable......................................            217,828                   142,743
                                                                     ----------                 ---------
         Total current Liabilities:.........................            289,470                   460,641

     Deferred Income........................................            104,193                    16,473


     Shareholders' Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,183,879
          as of March 31, 1999, 692,992 shares as of
          March 31, 1998....................................             11,839                     6,930
     Additional Paid in Capital.............................         10,874,383                 6,308,630
     Net Income   ..........................................           (107,127)                  (64,284)
                                                                    -----------                 ---------
         Total Shareholders' Equity:                                 10,779,095                 6,251,276
                                                                    -----------                 ---------
                                                                   $ 11,172,758               $ 6,728,390
                                                                    ===========                 =========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Three Months Ended
                                                              March 31,        March 31,
                                                               1999             1998

Revenues

     Interest Income Loans...........................      $   164,508    $     131,755
         Interest Income Other.......................           44,794            8,281
     Capital Gains Realized..........................            1,460            1,194
     Origination Income..............................            6,536            4,410
                                                              --------          -------
         Total Revenues:                                       217,298          145,640

Expenses

     Professional fees...............................           24,715           14,968
     Director fees...................................              800              800
     Amortization....................................               76               76
     Other...........................................            3,313            2,318
                                                              --------        ---------
         Total Expenses:                                        28,904           18,162

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        ---------

Net Income ..........................................      $   188,394      $   127,478
                                                             =========        =========

Income (Loss) Per Common Share.......................      $       .16      $       .22

Weighted Average Common Shares
      Outstanding....................................        1,160,225          591,640


Dividends Declared...................................      $   217,828      $   142,743

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                             For the Three                 For the Three
                                                               Months Ended                  Months Ended
                                                                March 31,                     March 31,
                                                                 1999                          1998



Cash Flows From Operating Activities

Net Income                                                   $     188,394               $       127,478
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred income taxes                                          - 0 -                         - 0 -
     Amortization                                                       76                            76

  Change in assets and liabilities:
     Deferred income                                                12,976                         7,517
     Accounts receivable                                            28,777                         - 0 -
     Increase (Decrease) in accounts payable                        35,920                       232,935
                                                                ----------                     ---------
                  Net cash used in operating activities            266,143                       368,006



Cash Flows From Investing Activities

     Investment in mortgage loans                                 (990,000)                     (595,000)
     Collections of mortgage loans                                 381,067                        24,879
      Investment in bonds                                         (857,147)                       (5,913)
                                                                ----------                      --------
         Net cash used for investing activities                 (1,466,080)                     (576,034)

Cash Flows From Financing Activities


     Proceeds from stock offering                                  902,146                     1,124,962
         Dividends Paid                                           (233,004)                     (127,899)
                                                                ----------                      --------
         Net cash from (used for) financing activities            669,142                       997,063


     Net increase (decrease) in cash                              (530,795)                      789,035

Cash

     Beginning of period                                         2,941,530                       291,815
                                                                ----------                    ----------

     End of period                                             $ 2,410,735                   $ 1,080,850
                                                                 =========                    ==========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                          $    217,828                   $   142,743
                                                                 ---------                     ---------

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------



                                                                               Additional
                                                     Common Stock               Paid-In            Accumulated
                                             Shares            Amount           Capital            Deficit

Balance, December 31, 1998                 1,087,646        $   10,876       $ 9,973,200           $  (77,693)

     Issuance of 963 shares of
         common stock, net of
         offering costs                       96,233               963           901,183

     Net Income                                                                                       188,394


     Dividends declared                                                                              (217,828)

Balance, March 31, 1999(unaudited)         1,183,879          $ 11,839        $10,874,383          $ (107,127)



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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1998, audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1998.

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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at March 31, 1999, management believes the loans receivable to be collectible in all material respects, and therefore, no allowances is presently provided.

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


2. MORTGAGE AND BONDS PORTFOLIO

As of March 31, 1999, the Company had seventeen first mortgage loans receivable totaling $6,232,750 in principal amount and three second mortgage loans aggregating $745,000 in principal amount. The loans bear interest ranging from 9.85% to 12.00%

The Company also has purchased $1,907,000 principal amount mortgage backed bonds issued by churches. The bonds pay either quarterly or semi-annual interest ranging from 6.35% to 10.70%. The combined principal of $1,907,000 is due at various maturity dates between June 1, 1999 and February 1, 2019.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 1999 is as follows:


                                         Mortgage Loans         Bond Portfolio

1999                                        $   112,512           $     12,000
2000                                            169,681                 17,000
2001                                            189,179                125,000
2002                                            217,075                 21,000
2003                                            235,295                 23,000
Thereafter                                    5,917,051              1,709,000
                                              ---------              ---------
                                                                     1,907,000
Less discounts from par                                                (25,856)

            Total                            $6,840,793             $1,881,144
                                              =========              =========

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of March 31, 1999.

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota (Advisor). The Advisor is responsible for the day-to-day operations of the Company and provides administrative services and personnel.

Upon non-renewal or termination of the Advisory Agreement, the Company is required to pay the Advisor a termination fee equal to two percent of the value of the average invested assets of the Company as of the date of termination, subject to limitations set forth in the Advisory Agreement.

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid advisory and origination fees from January 1 through March 31, 1999 of $22,384.

The Advisor and the Company are related through common ownership and common management. See Note 5.

5.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The Offering was underwritten by a managing underwriter (an affiliate of the Advisor) and a co-underwriter on a "best efforts" basis, and no minimum sale of stock was required The stock sale commenced on September 26, 1997and concluded January 22, 1999. A total of 799,759 shares were sold in the Company's public offering.

The Company intends to file a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in 1999.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 1999 and 1998:

                                                              March 31,
                                                  1999                         1998
                                    --------------------------      -------------------------
                                        Carrying      Fair              Carrying         Fair
                                         Amount       Value             Amount           Value

Cash and equivalents                  $ 2,410,735 $ 2,410,735        $ 1,080,850   $ 1,080,850
Loans receivable                        6,840,793   6,840,793          5,482,429     5,482,429
Bonds receivable                        1,881,144   1,881,144            131,722       131,722

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

         On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Dealer/Manager--American Investors Group, Inc. ("American"), an affiliate of the Company. The Company concluded its initial public offering on November 8, 1996. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc., an affiliate of the Company.

         On September 26, 1997, the Securities and Exchange Commission declared effective the Company's second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-27601. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of the Company. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. The Company concluded it second public offering on January 22, 1999. The Company sold 799,759 shares during its second public offering. As of March 31, 1999 the Company has 1,183,879 shares outstanding and approximately 775 individual shareholders.

         Between the date upon which the Company began active business operations (April 15, 1996), and March 31, 1999, the Company has made 28 loans to 25 churches in the aggregate amount of $8,489,750, with the average size being $303,205. Of the 28 loans made by the Company, five loans totaling $1,442,000, have been repaid by the borrowing churches. The Company has also purchased in the secondary market for $1,825,443 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $1,840,300 and purchased for $72,800 Second Mortgage Church Bonds in the face amount of $100,000. Two of the First Mortgage Church Bonds in the face amount of $33,300 have been called for redemption by the issuing organizations. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan.

Results of Operations

         During the three month period ended March 31, 1999 total assets of the Company increased by $906,431 due primarily to sale of the Company's common stock. Total liabilities increased by $33,720 due to deferred income and dividends declared but not yet paid as of March 31, 1999. During the three month period ending March 31, 1999 the Company funded two additional first mortgage loan and one second mortgage loan to churches for an aggregate amount of $755,000 and $235,000 respectively. In addition, the Company purchased $863,000 principal amount of first mortgage church bonds for a purchase price of $855,720. All loans made by the Company range in interest rate charged to the borrowers from 9.85% for fixed 20 year amortized loans, 11.25% for fixed 15 year amortized loans to 12.00% for a 5-year interim loan. As of March 31, 1999, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.83%. The Company's portfolio of bonds has an average current yield of 9.39% .

         Net operating income for the Company's three month period ended March 31, 1999 was $188,394 on total revenues of $217,298. Interest income earned on the Company's portfolio of loans was $164,508. Excluded from revenue for the three month period ended March 31, 1999 is $19,479 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended March 31, 1999 included origination income even though it is not recognized in its entirety for the period under GAAP.

         The Company's Board of Directors declared dividends of $.1875 for each share held of record on March 31, 1999. During the Company's public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid April 30, 1999 represents a 7.50% annual rate of return on each share of common stock owned and purchased for $10 per share.

         Total assets of the Company for the three month period ended March 31, 1998 increased $906,431 to $11,172,758 primarily as a result of the sale and issuance of the Company's common stock pursuant to its current public offering, the proceeds of which were deployed into three new mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose $872,711 to $10,779,095 for the same reason. Company liabilities at the end of the three month period ended March 31, 1999 are primarily comprised of a "Deferred Income", reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of March 31, 1999 but not yet paid.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.



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

         Dated:    May 14, 1999


                                               AMERICAN CHURCH MORTGAGE COMPANY


                                             By:    /s/ David G. Reinhart
                                                        David G. Reinhart
                                             Chief Executive Officer, Treasurer
                                             (and Chief Financial Officer)


                                             By:    /s/ V. James Davis
                                                        V. James Davis
                                             Vice President and Secretary




















file:f:\acmc\10q1st99.wpd