Form 10QSB
period 1999-06-30
AMERICAN CHURCH MORTGAGE CO
filed 1999-08-11
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No __

The number of shares outstanding of the Registrant's stock as of July 31, 1999 was:

                  1,196,904 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                                    Page
                                                                             No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

          Balance Sheets June 30, 1999 and 1998.........................     3

          Statements of Operations
           Six Month Periods Ending June 30, 1999 and 1998..............     4
           Interim Three Month Periods Ending
            June 30, 1999 and 1998......................................     4

          Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998......................     5

          Statement of Stockholders Equity..............................     6

          Notes to Financial Statements ................................     7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................    10

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.............    12

Item 6. Exhibits and Reports on Form 8-K ...............................    12

        Signatures'.....................................................    12

Item 1. Financial Statements:

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                      June 30,                  June 30,
                                                                       1999                      1998

Assets:
 Current Assets
     Cash and Cash Equivalents..............................    $     1,137,573           $     1,248,563
     Current Maturities of Bonds Receivable.................             15,000                     4,933
     Current Maturities of  Loans Receivable................            171,056                    69,723
                                                                   ------------               -----------
         Total current Assets:                                        1,323,629                 1,323,219

     Bonds Receivable, net of Current Maturities............          1,918,901                 6,649,312
     Loans Receivable, net of Current Maturities............          7,962,561                   134,334

     Deferred Tax Asset.....................................             40,000                    33,000
     Deferred Offering Costs................................             10,841                     3,977
     Organizational Expenses, (net of accumulated
       amortization June 30, 1999, $1,542; June
       30, 1998, $1,239)....................................                  9                       313
                                                                   ------------               -----------

         Total Assets:                                           $   11,255,941             $   8,144,155
                                                                    ===========               ===========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................     $       26,180            $       65,254
     Escrow Funds Payable...................................              - 0 -                   365,087
     Deferred Income........................................             32,644                    14,515
     Dividends Payable......................................            259,858                   174,631
                                                                    -----------                ----------
         Total current Liabilities:.........................            318,682                   619,487

     Deferred Income........................................            127,499                    91,100


     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,189,823
          as of June 30, 1999, 819,722 shares as of
          June 30, 1998.....................................             11,898                     8,197
     Additional Paid in Capital.............................         10,933,876                 7,510,415
     Accumulated deficit....................................           (136,014)                  (85,044)
                                                                    -----------               -----------
         Total Shareholders Equity:                                  10,809,760                 7,433,568
                                                                     ----------               -----------
                                                                   $ 11,255,941             $   8,144,155
                                                                     ==========               ===========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                                                                    Six Months Ended                Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                                1999              1998              1999            1998


Revenues
     Interest Income Loans...........................      $   358,207    $     285,661         $ 193,699        $ 153,906
     Interest Income Other...........................          103,611           23,846            58,817           15,539
     Capital Gains Realized..........................           13,458            2,514            11,998            1,319
     Origination Income..............................           16,090           14,439             9,554           10,056
                                                              --------        ---------         ---------         --------
                  Total Revenues:                              491,366          326,460           274,068          180,820

Expenses
     Professional fees...............................           13,303            7,780            10,971            7,015
     Director fees...................................            1,600            1,600               800              800
     Amortization....................................              152              152                76               76
     Advisory Fees...................................           47,764           29,627            25,380           15,498
     Other...........................................            9,182            5,951             5,870            3,633
                                                             ---------         --------          --------         --------
         Total Expenses:                                        72,001           45,110            43,097           27,022

Provision for (Benefit from )
  Income Taxes.......................................            - 0 -            - 0 -             - 0 -            - 0 -
                                                             ---------         --------         ---------         --------

Net Income (loss)....................................        $ 419,365    $     281,350       $   230,971        $ 153,798
                                                              ========        =========          ========         ========

Income (Loss) Per Common Share.......................            $ .36            $ .45            $  .19            $ .20

Weighted Average Common Shares
      Outstanding....................................        1,174,200           618,740        1,188,021          760,843


Dividends Declared...................................      $   477,686     $    317,375         $ 259,858        $ 174,631

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



                                                                For the Six                   For the Six
                                                                Months Ended                  Months Ended
                                                                  June 30,                      June 30,
                                                                   1999                           1998

Cash Flows From Operating Activities
Net Income (Loss)                                            $     419,365               $       281,350
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred Offering Costs                                       (10,841)                       (3,977)
     Amortization                                                      152                           152
  Change in assets and liabilities:
     Accounts receivable                                            28,777                         - 0 -
     Accounts payable                                               13,421                       414,850
     Deferred income                                                45,962                        27,186
                                                                 ---------                   -----------
         Net cash used in operating activities                     496,836                       719,561


Cash Flows From Investing Activities
     Investment in mortgage loans                               (3,031,000)                   (2,130,000)
     Collections of mortgage loans                               1,129,245                       323,273
     Investment in bonds                                          (909,902)                      (13,458)
                                                              ------------                   -----------
         Net cash used for investing activities                 (2,811,657)                   (1,820,185)

Cash Flows From Financing Activities
     Proceeds from stock offering                                  961,697                     2,328,014
     Dividends Paid                                               (450,833)                     (270,642)
                                                               -----------                    ----------
         Net cash from (used for) financing activities             510,864                     2,057,372
                                                              ------------                  ------------

     Net increase (Decrease) in Cash                            (1,803,957)                      956,748

Cash
     Beginning of period                                         2,941,530                       291,815
                                                              ------------                    ----------

     End of period                                           $   1,137,573                 $   1,248,563
                                                               ===========                   ===========


Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                        $      259,858                 $     174,631
     Deferred offering costs reclassified to additional
       paid-in capital                                    $          6,983                $       10,882
     Dividends reinvested                                   $      129,012                $       94,368

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest                                                      - 0 -                         - 0 -
       Income Taxes                                                  - 0 -                         - 0 -

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                  Additional
                                                   Common Stock                     Paid-In                 Accumulated
                                             Shares            Amount               Capital                 Deficit

Balance, December 31, 1998                  1,087,646        $   10,876          $ 9,973,200              $    (77,693)

     Issuance of 102,177 shares of
         common stock, net of
         offering costs                      102,177             1,022               960,676

     Net Income                                                                                                419,365


     Dividends declared                                                                                       (477,686)

Balance, June 30, 1999     (unaudited)     1,189,823         $  11,898          $ 10,933,876              $   (136,014)



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

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at June 30, 1999, management believes the loans receivable to be collectible in all material respects, and therefore, no allowances is presently provided.

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

2. MORTGAGE AND BONDS RECEIVABLE

At June 30, 1999, the Company had twenty-three loans receivable totaling $8,333,750. The loans bear interest ranging from 9.75% to 12.00%. At June 30, 1998, the Company had nineteen loans receivable totaling $6,719,035 which bore interest ranging form 9.75% to 12.00%.

The Company also has a portfolio of sixty-four church bonds, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 6.35% to 10.50%. The combined prinicapl of $2,029,000 at June 30, 1999 is due at various maturity dates between November 1, 1999 and February 1, 2019.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 1999 is as follows:

                                                          Mortgage Loans             Bond Portfolio


                           1998                           $      84,130            $       7,000
                           1999                                 180,496                   17,000
                           2000                                 200,790                   25,000
                           2001                                 223,374                   11,000
                           2002                                 248,507                   23,000
                           Thereafter                         7,196,320                1,863,000
                                                              ---------                ---------
                                                                                       2,029,000
                                        Less Discounts from par                          (95,099)

                             Total                          $ 8,133,618               $1,933,901
                                                              =========                =========



3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, the Company granted options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and expire November 15, 1999. No options have been exercised as of June 30, 1999.

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

The Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid advisory and origination fees from January 1 through June 30, 1999 of $47,764 and $62,051 respectively.

The Advisor and the Company are related through common ownership and common management. See Note 5.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 1999 and 1998:

                                                                June 30,
                                                   1999                                1998
                                      -------------------------           ------------------------------
                                        Carrying       Fair                 Carrying           Fair
                                         Amount        Value                 Amount           Value

Cash and equivalents                $   1,137,573 $  1,137,573            $ 1,248,563     $ 1,248,563
Loans receivable                        8,133,617    8,133,617              6,719,035       6,719,035

Bonds receivable                        1,933,901    1,933,901                139,267         139,267

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

     On July 11, 1995, the Securities and Exchange Commission declared effective the Company's offering of 2,000,000 common shares at a price of $10.00 per share. The Company achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, the Company could not commence its active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by the Company once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to the Company by the Dealer/Manager-- American Investors Group, Inc. ("American"), an affiliate of the Company. The Company concluded its initial public offering on November 8, 1996. As of such date the Company had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by the Company's initial shareholder -- DRM Holdings, Inc., an affiliate of the Company.

     On September 26, 1997, the Securities and Exchange Commission declared effective the Company's second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-27601. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of the Company. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. The Company concluded it second public offering on January 22, 1999. The Company sold 799,759 shares during its second public offering. As of June 30, 1999 the Company has 1,189,823 shares outstanding and approximately 789 individual shareholders.

     Between the date upon which the Company began active business operations (April 15, 1996), and June 30, 1999, the Company has made 33 loans to 29 churches in the aggregate amount of $10,765,750, with the average size being $326,235. Of the 33 loans made by the Company, six loans totaling $1,832,000, have been repaid by the borrowing churches. The Company has also purchased in the secondary market for $3,028,921 (which includes $425 in accrued interest) First Mortgage Church Bonds in the face amount of $3,047,300 and purchased for $72,800 Second Mortgage Church Bonds in the face amount of $100,000. Three of the First Mortgage Church Bonds in the face amount of $38,300 have been called for redemption by the issuing organizations. In addition, the Company sold $307,000 principal amount of mortgage bonds for $290,190. Funding of additional first mortgage loans is expected to continue on an on-going basis as the Company's investable assets become available through (i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Company's Dividend Reinvestment Plan.

Results of Operations

     During the three month period ended June 30, 1999 total assets of the Company increased by $83,183 due primarily to shareholders electing to have their first quarter dividend reinvested into additional share of the Company's common stock. Total liabilities increased by $52,248 due to deferred income and dividends declared but not yet paid as of June 30, 1999. During the three month period ending June 30, 1999 the Company funded five additional first mortgage loans to churches for an aggregate amount of $2,276,000. In addition, the Company purchased $1,207,000 principal amount of first mortgage church bonds for a purchase price of $1,203,478 (which includes $18 in accrued interest). All loans made by the Company range in interest rate charged to the borrowers from 9.85% for fixed 20 year amortized loans, 11.25% for fixed 15 year amortized loans to 12.00% for a 5-year interim loan. As of June 30, 1999, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.65%. The Company's portfolio of bonds has an average current yield of 9.28% .

     Net operating income for the Company's three month period ended June 30, 1999 was $230,971 on total revenues of $274,068. Interest income earned on the Company's portfolio of loans was $193,699. Excluded from revenue for the three month period ended March 31, 1999 is $42,540 of origination income, or "points," received by the Company, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because the status of the Company as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended June 30, 1999 included origination income even though it is not recognized in its entirety for the period under GAAP.

     The Company's Board of Directors declared dividends of $.21875 for each share held of record on June 30, 1999. During the Company's public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid Julyl 30, 1999 represents a 8.75% annual rate of return on each share of common stock owned and purchased for $10 per share.

     Total assets of the Company for the six month period ended June 30, 1998 increased $989,614 to $11,255,941 primarily as a result of the sale and issuance of the Company's common stock pursuant to its current public offering, the proceeds of which were deployed into new mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' Equity rose $903,376 to $10,809,760 for the same reason. Company liabilities at the end of the six month period ended June 30, 1999 are primarily comprised of a "Deferred Income", reflecting the practice of the Company of recognizing its origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of June 30, 1999 but not yet paid.

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



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              Amendment No 1. Amended and Reinstated REIT
               Advisory Agreement Church Loan Advisors, Inc.

         b)   Reports on Form 8-K
              None
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    August 6, 1999


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




















file:f:\acmc\10q2nd99.wpd