Form 10QSB
period 1999-09-30
AMERICAN CHURCH MORTGAGE CO
filed 1999-11-12
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                For the Quarterly Period Ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No o

The number of shares outstanding of the Registrant's stock as of October 31, 1999 was:
                  1,256,739 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                    INDEX                               Page
                                                                         No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

          Balance Sheets September 30, 1999 and 1998..................     3

          Statements of Operations
           Nine Month Periods Ended September 30, 1999 and 1998.......     4
           Interim Three Month Periods Ended
                  September 30, 1999 and 1998.........................     4

          Statements of Cash Flows
           Nine Months Ended September 30, 1999 and 1998..............     5

          Statement of Stockholders Equity............................     6

          Notes to Financial Statements ..............................     7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................    10

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........    12

Item 6. Exhibits and Reports on Form 8-K .............................    12

            Signatures'...............................................    12

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                    September 30,             September 30,
                                                                        1999                      1998

Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $      317,681           $     1,904,250
     Accounts Receivable....................................              2,270                     - 0 -
     Prepaid Expenses.......................................              4,167                     - 0 -
     Current Maturities of  Loans Receivable................            194,953                   244,076
                                                                     ----------                ----------
         Total current Assets:                                          519,071                 2,148,336

     Loans Receivable, net of current maturities............          9,038,106                 6,764,508
     Bonds Receivable.......................................          2,055,586                   134,274

     Deferred Offering Costs................................             26,382                       665

     Deferred Tax Asset.....................................             40,000                    33,000
     Organizational Expenses, (net of accumulated
       amortization September 30, 1999, $1,552; September
       30, 1998, $1,315)....................................              - 0 -                       237
                                                                     ----------                ----------

         Total Assets:                                             $ 11,679,145               $ 9,081,010
                                                                     ==========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................      $     359,437           $        24,820
     Deferred Income........................................             23,205                    22,948
     Dividends Payable......................................            272,534                   191,298
                                                                      ---------                ----------
         Total current Liabilities:.........................            655,176                   239,066

     Deferred Income, net of current deferred income........            134,715                    78,130


     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,196,873
          as of September 30, 1999, 962,376 shares as of
          September 30, 1998................................             11,969                     9,624
     Additional Paid in Capital.............................         11,004,341                 8,820,204
     Accumulated Deficit....................................           (127,056)                  (66,014)
                                                                     ----------                 ---------
         Total Shareholders Equity:                                  10,889,254                 8,763,814
                                                                     ----------                 ---------

                                                                   $ 11,679,145               $ 9,081,010
                                                                     ==========                 =========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                  Nine Months Ended                 Three Months Ended
                                                                     September 30,                     September 30,
                                                                 1999            1998              1999            1998
                                                              --------        ---------         ---------       ---------


Revenues
     Interest Income, Loans..........................        $ 594,889       $  470,297         $ 236,682        $ 184,643
     Interest Income, Other..........................          152,584           43,400            48,973           19,553
     Capital Gains Realized..........................           14,215            5,885               757            3,372
     Origination Income..............................           51,928           31,126            35,838           16,687
                                                              --------        ---------          --------        ---------
         Total Revenues:                                       813,616          550,708           322,250          224,255

Expenses
     Professional Fees...............................           14,936            7,780             1,633            - 0 -
     Director Fees...................................            2,400            2,400               800              800
     Amortization....................................              995              228               843               76
     Advisory Fees...................................           79,753           40,185            31,990           10,558
     Other...........................................           14,675            8,437             5,492            2,486
                                                              --------        ---------           -------          -------
         Total Expenses:                                       112,759           59,030            40,758           13,920

Net Operating Income (loss)..........................        $ 700,857        $ 491,678         $ 281,492        $ 210,335
                                                               -------          -------           -------          -------

Provision for (Benefit from )
  Income Taxes.......................................           - 0 -            - 0 -             - 0 -            - 0 -
                                                           -----------       ----------       -----------       ----------

Net Income (loss)....................................        $ 700,857        $ 491,678         $ 281,492        $ 210,335
                                                               =======         ========           =======          =======

Income (Loss) Per Common Share.......................            $ .59            $ .65             $ .24           $  .23

Weighted Average Common Shares
      Outstanding....................................        1,180,917          758,709         1,194,656          896,182


Dividends Declared...................................        $ 750,220        $ 508,673          $272,534        $ 191,298


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                               For the Nine                For the Nine
                                                                Months Ended               Months Ended
                                                               September 30,               September 30,
                                                                   1999                          1998

Cash Flows From Operating Activities
Net Income (Loss)                                          $       700,857                 $     491,678
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Deferred Offering Costs                                       (26,382)                        - 0 -
     Amortization                                                      162                           227
  Change in assets and liabilities:
     Line of Credit                                                320,000                         - 0 -
     Prepaid Expenses                                               (4,167)                        - 0 -
     Accounts Receivable                                            26,507                         - 0 -
     Increase (Decrease) in accounts payable                        26,678                         8,665
     Increase (Decrease) in deferred income                         43,740                        22,650
                                                                ----------                    ----------
                  Net cash used in operating activities          1,087,395                       523,220

Cash Flows From Investing Activities
     Investment in mortgage loans                               (5,089,746)                   (2,800,000)
     Collections of mortgage loans                               2,088,548                       703,724
     Investment in bonds                                        (1,031,589)                       (8,465)
                                                                ----------                --------------
         Net cash used for investing activities                 (4,032,787)                   (2,104,741)

Cash Flows From Financing Activities

     Proceeds from Stock Offering and
       Dividend Reinvest Plan                                    1,032,233                     3,492,293
         Dividends Paid                                           (710,690)                     (298,337)
                                                                 ---------                    ----------
            Net cash from (used for) financing activities          321,543                     3,193,956
                                                                 ---------                   -----------

     Net increase (Decrease) in Cash                            (2,623,849)                    1,612,435

Cash
     Beginning of period                                         2,941,530                       291,815
                                                               -----------                    ----------

     End of period                                           $     317,681                   $ 1,904,250
                                                              ------------                     =========

Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                          $    272,354                  $    191,298
     Deferred offering costs financed through
        accounts payable                                     $      26,382               $           665
     Dividends reinvested                                      $   199,820                  $    146,937

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest                                                      - 0 -                         - 0 -
       Income Taxes                                                  - 0 -                         - 0 -


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                  Additional
                                                    Common Stock                    Paid-In                 Accumulated
                                             Shares            Amount               Capital                 Deficit

Balance, December 31, 1998                 1,087,646       $    10,876         $   9,973,200              $    (77,693)

     Issuance of 109,227 shares of
         common stock, net of costs          109,227             1,093             1,031,141

     Net Income                                                                                                700,857


     Dividends declared                                                                                       (750,220)

Balance, September 30, 1999                1,196,873        $   11,969          $ 11,004,341               $  (127,056)
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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1998, audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1998

Nature of Business

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

Marketable Securities

The Company accounts for its debt securities under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its marketable debt securities as "held-to-maturity" because it has the intent and ability to hold the securities to maturity. Securities classified as "held-to-maturity" are carried at amortized cost.

Allowance for Loans Receivable

The Company follows a policy of providing an allowance for loans receivable. However, at September 30, 1999, management believes the loans receivable to be collectible in all material respects.

Deferred Income

Deferred income represents loan origination fees which are recognized over the life of the loan as an adjustment to the yield on the loan.

Income Taxes

For the fiscal year 1999, the Company will elect to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its Shareholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

Income (Loss) Per Common Share

Income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted and primary income (loss) per common share are the same for the periods presented.

2. MORTGAGE AND BONDS RECEIVABLE

At September 30, 1999, the Company had mortgage loans receivable totaling $9,233,059. The loans bear interest ranging from 9.75% to 12.00%.

The Company also has a portfolio of church bonds, which are carried at cost plus amortized interest income. At September 30, 1999 the Company had aggregate principal of $2,067,000 on all bonds owned by it. Principal amounts are due at various bond maturity dates between November 1, 1999 and February 1, 2019. The bonds pay either quarterly or semi-annual interest ranging from 6.35% to 10.50%.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 1999 is as follows:

                                             September 30, 1999
                                                 (unaudited)

                           Mortgage Loans                        Bond Portfolio

1999                      $      46,760                          $         7,000
2000                            199,895                                   17,000
2001                            222,181                                   27,000
2002                            246,961                                   68,000
2003                            274,516                                   37,000
Thereafter                    8,242,746                                1,911,000
                              ---------                                ---------
                              9,233,059                                2,067,000

Less discounts
from par                                                                 (11,414)
                              ---------                                ---------
                            $ 9,233,059                              $ 2,055,586

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock will be the fair market value at the grant date. On November 15, 1994, 1995, 1996, 1997 and 1998 the Company granted options to purchase an aggregate of 105,000 shares of common stock at $10 per share. These options vested or vest one year after their grant, and are thus exercisable November 15, 1995 through 1999 and expire four years after their grant, and thus expire beginning November 15, 1999 through 2003. Options to purchase 84,000 shares are currently exercisable.

The Company has chosen to account for stock-based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (Advisor). The Advisor is responsible for the day-to-day operations of the Company and provides offices, support services, administrative services and personnel.

The Company pays the Advisor an annual management fee of 1.25 percent of the Company's average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and in loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower, in connection with a mortgage loan made or renewed by the Company. The Advisor and the Company are related through common ownership and common management.



                                                               Advisory and              Advisory and
                                                                origination               origination
                                                                fees paid                 fees waived

January 1, 1999 through September 30, 1999 (unaudited)           $ 170,606           $      -
1998                                                               101,944                   15,223
1997                                                                61,525                   23,119
1996                                                                64,680                    6,662
1995                                                                -                       -


5.  PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

On September 23, 1999 the Securities and Exchange Commission declared effective the Company's third public offering of its common stock. The Company is offering to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts basis" and no minimum sale of stock is required. This offering is being conducted on a continuous basis pursuant to applicable rules of the Securities and Exchange Commission and will terminate not later than September 23, 2001 (two years from the effective date of the offering), or upon completion of the sale of all shares, whichever first occurs.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 1999 and 1998:

                                                                  September 30,
                                                     1999                                      1998
                                     -----------------------------------        ---------------------------------
                                         Carrying           Fair                    Carrying          Fair
                                          Amount            Value                    Amount           Value

Cash and equivalents                   $   317,681     $   317,681                $ 1,904,250      $1,904,250
Loans receivable                         9,233,059       9,233,059                  7,008,584       7,008,854
Bonds receivable                         2,055,586       2,055,586                    134,274         134,274

The carrying value of cash and equivalents approximates fair value. The fair value of the loans receivable and the bonds receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2000. Interest is charged at 1% over the bank's designated prime rate, which was 9.25% at September 30, 1999. The line of credit is collateralized by the church bonds held by the Company in its portfolio.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction and Plan of Operation

American Church Mortgage Company was incorporated in May 1994, and we began a "best efforts" offering of our common stock on July 11, 1995, and commenced active business operations on April 15, 1996 after completion of the "Minimum Amount" in our initial public offering. Consequently, we had no operating revenue for the years ended December 31, 1994 and 1995. Expenses in those years were limited to organizational and offering-related costs.

Business operations from inception to completion of the minimum offering were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans, and conducting informational meetings with brokers and broker-dealers. We concluded our initial public offering on November 8, 1996. As of such date we had sold 335,481 shares at $10.00 per share to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by our initial shareholder-DRM Holdings, Inc.

On September 26, 1997, the Securities and Exchange Commission declared effective our second public offering of common shares at a price of $10.00 per share ($15,000,000). That offering was co-underwritten by American Investors Group, Inc., Minnetonka, Minnesota and LaSalle St. Securities, Inc., Chicago Illinois. American acted as the Managing Underwriter. The second offering was also conducted on a "best-efforts" basis. We concluded our second public offering on January 22, 1999. We sold 779,759 shares in our second public offering at $10.00 per share. As of September 30, 1999, we had 1, 196,873 shares outstanding and approximately 807 shareholders.

Between April 15, 1996 and September 30, 1999, we made 37 loans to 32 churches in the aggregate amount of $12,205,750, with the average size being $329,885. Of the 37 loans we made, seven loans totaling $2,502,000 have been repaid by the borrowing churches. We have purchased in the secondary market for $3,188,921, first mortgage church bonds in the face amount of $3,207,300 and purchased for $72,800 second mortgage church bonds in the face amount of $100,000. Four of the first mortgage church bonds in the face amount of $43,300 have been called for redemption (early repayment) by the issuing organizations. In addition, we sold $341,000 principal amount of mortgage bonds for $336,000. We paid $311,800 for these bonds. We intend to fund additional first mortgage loans as investable assets become available through (i) the sale of additional shares in our public offering; (ii) prepayment and repayment at maturity of' existing loans; (iii) borrowed funds; and (iv) dividends reinvested under our Dividend Reinvestment Plan.

Results of' Operation

In 1996, we made loans to seven churches in the aggregate amount of $2,802,000, with an average loan size being $400,000. We also purchased in the secondary market for $46,412 (which includes $407 in accrued interest) first mortgage church bonds in the face amount of $50,000 and purchased for $72,800 second mortgage church bonds in the face amount of $100,000. As we began active business operations on April 15, 1996, results of operations through December 31, 1996 are reflective of only 255 days of operations.

During the fiscal year ended December 31,1997, we funded an additional five first mortgage loans and three second mortgage loans to churches for an aggregate amount of $2,665,712, and purchased $2,000 principal amount of first mortgage church bonds for a purchase price of $871.

During the fiscal year ended December 31, 1998, we funded an additional six first mortgage loans and two second mortgage loans to churches totaling $1,793,750 and $355,000 respectively. We also purchased $925,300 principal amount of first mortgage church bonds for a purchase price of $922,445. During the fiscal year ending December 31, 1998, two first mortgage loans and one second mortgage loan in the amounts of' $730,000 and $350,000 respectively, were repaid by the borrowing churches in accordance with the terms of each loan. We had two first mortgage church bonds called for redemption (early repayment by the issuing organization). These two bonds paid all principal and interest to which we were entitled. The face amount of these bonds was $33,300. We paid $29,225 for both bonds.

Our operating income for the nine month period ended September 30, 1999 was $700,857 on total revenues of $813,616. Interest income earned on our portfolio of loans was $594,889. Excluded from revenue for the nine month period ended September 30, 1999 is $93,036 of origination income or "points" we received, recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received.
Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to shareholders of at least 95% of "Taxable Income," the dividends we declared and paid to shareholders for our quarters ended March 31, June 30, 1999 and September 30, 1999 included origination income even though it is not recognized in its entirety for the period under GAAP.

Total assets for the nine month period ended September 30, 1999 increased by $2,598,135 from September 30, 1998 to $11,679,145 primarily as a result of the sale and issuance of common stock pursuant to our second public offering, the proceeds of' which were deployed into new mortgage loans, church bonds purchased in the secondary market, and cash and cash equivalent money market obligations. Shareholders' equity rose by $2,215,440 to $10,889,254 for the same reason. Our liabilities at the end of the nine month period ended September 30, 1999 were primarily comprised of "Deferred Income, " reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of September 30, 1999 but not yet paid.

Our second public offering concluded January 22, 1999. A total of 779,759 shares were sold during our second public Offering at $10.00 per share. We had 1,196,873 shares outstanding as of September 30, 1999. During the nine month period ended September 30, 1999, we made ten additional mortgage loans totaling $4,206,000. In addition, we purchased $2,230,000 principal amount of first mortgage church bonds for $2,219,198, (which includes $18 in accrued interest). All loans we make range in interest rate charged to the borrowers from 9.75% to 12.00%. As of September 30, 1999, the average, principal-adjusted interest rate on our portfolio of loans was 10.62%. Our portfolio of bonds has all average current yield of 9.30%.

Our Board of' Directors declared a quarterly dividend of $.1875 for each share held of record on March 31, 1999, a quarterly dividend of $.21875 for each share held of record on June 30, 1999 and a quarterly dividend of $.221825 for each share held of record on September 30, 1999, representing a 7.50%, 8.75% and 9.125% annualized yield to shareholders, respectively.

Liquidity and Capital Resources

         Our revenues are derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans made by us. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our shareholders, and on income generated on church bonds we own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, communications costs with our shareholders, and the fees and expenses of our stock transfer agent, registrar and dividend reinvestment agent.

         Our future capital needs are expected to be met by (i) additional sale of our shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans made by us, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under our Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that we will be able to raise additional capital on terms acceptable for such purposes. We may borrow funds in an amount not to exceed 50% of our average invested assets in order to increase our lending capacity. We have obtained a $1,000,000 secured line of credit facility with Beacon Bank, Shorewood, Minnesota. We intend to use this loan facility to enable us to close loans on schedule while we may not otherwise have adequate funds on hand. The Beacon Bank line of credit is secured by church bonds owned by us. We have utilized this line of credit and had a current outstanding balance of $320,000 as of September 30, 1999. We expect to pay off our line of credit promptly as cash becomes available, an re-use it again as we deem necessary.

         We do not believe that inflation at the national level has made a material impact upon our operations since our inception, nor do we believe that currently anticipated levels of inflation in 1999 will have a material impact on our business. Nevertheless, if the rate of inflation increased materially, we would expect interest rates generally to increase, thus possibly making the yield to investors in the shares less attractive as compared to alternative fixed-income investments. If the rate of inflation decreases materially, the interest rates likely would decline or remain at current levels. A decline in interest rates generally would require us to offer lower rates to borrowers which, in turn, could result in lower yields to our shareholders.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.



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

Dated:    November 12, 1999


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




















file:f:\acmc\10q3rd99.wpd