Form 10KSB
period 1999-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2000-03-22
CIK 934543

As filed with the Securities and Exchange Commission on March 22, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

-------------------------------------------------------------------------------


[X]      Annual Report Under Section 13 or 15(d) of the Securities  Exchange Act
of 1934 For the Fiscal Year Ended December 31, 1999

                                       or

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

                              Minnetonka, MN 55343

                            Telephone: (612) 945-9455

                  I.R.S. Employer Identification No. 41-1793975

     State or other jurisdiction of incorporation or organization: Minnesota

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

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

State issuer's revenues for its most recent fiscal year:      $1,109,436

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days:

      Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 29, 2000 was: 1,379,540 ----------

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB

                                      INDEX                           Page
                                                                       No.

                                     PART I

Item 1.    Description of Business..............................        3

Item 2.    Description of Property..............................       10

Item 3.    Legal Proceedings....................................       10

Item 4.    Submission of Matters to a Vote of Security Holders..       10

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters..........................       10

Item 6.    Management's Discussion and Analysis

           or Plan of Operation.................................       12

Item 7.    Financial Statements:................................       14

                  Balance Sheet

                  December 31, 1999 and 1998....................      F-2

                  Statement of Operations

                  Years Ended December 31, 1999 and 1998........      F-4

                  Statements of Stockholders' Equity

                  December 31, 1999 and 1998....................      F-5

                  Statements of Cash Flows

                  Years Ended December 31, 1999 and 1998........      F-6

                  Notes to Financial Statements.................      F-8

Item 8.    Changes In and Disagreements With

           Accountants on Accounting and Financial Disclosure...       14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the

           Exchange Act........................................       15

Item 10.   Executive Compensation..............................       16

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management..........................................       17

Item 12.   Certain Relationships and Related Transactions......       17

Item 13.   Exhibits and Reports on Form 8-K....................       20

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

Item 1.    Description of Business

General

           Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $1,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 29, 2000, we have made 38 loans to 33 churches in the aggregate amount of $13,930,750, with the average size being $366,599. Of the 38 loans we have made, eight loans totaling $2,432,000 have been repaid early by the borrowing churches. We also own, as of February 29, 2000, $2,067,000 principal amount of Church Bonds which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. We sold $195,000 of our bonds at "par" during 1999. The face value of bonds in our portfolio as of February 29, 2000 was $2,067,000. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the three public offerings of our common stock.

Public Offerings

           On July 11, 1995, the Securities and Exchange Commission declared effective our first public offering of 2,000,000 common shares at a price of $10.00 per share ($20,000,00) under SEC File 33-87570. We achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, we could not commence our active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by us once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker- dealers identified to the Company by the Underwriter--American Investors Group, Inc. ("American"), an affiliate of ours. We concluded our initial public offering on November 8, 1996. As of such date we had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by our initial shareholder -- DRM Holdings, Inc., another of our affiliates.

           On September 26, 1997, the Securities and Exchange Commission declared effective our second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-27601. The Offering was co- underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., Chicago, Illinois ("LaSalle"). American acted in the capacity of the Managing Underwriter. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our second public offering on January 22, 1999. We sold 799,759 shares during our second public offering.

           On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of February 29, 2000, we had sold 171,269 shares, and had 1,379,540 shares outstanding and approximately 911 individual shareholders.

The Company's Business Activities

           Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, they review financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American have been engaged in the business of church financing since 1983, with a combined experience of approximately 68 years in this business. Since its inception, American has underwritten approximately 163 church bond financings, in which approximately $253,348,000 million in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,554,282 million.

           In the course of its business, American has identified a demand from potential borrowers for smaller loans of $100,000 to $1,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing has diminished for financings under $750,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reticence of banks to lend to churches for other than economic reasons. The Company's objective is to provide a lending source to this segment of the industry-by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American.

Financing Business

           Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $1,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. We attempt to apply essentially all of our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. We seek to enhance returns on investments on such loans by:

     o offering terms of up to 20 years or more, generating the highest yields possible under current market conditions;

     o seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan;

     o making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and

     o purchasing a limited amount of  mortgage-secured  debt securities  having
various   maturities   issued  by  churches  and  other   non-profit   religious
organizations.

           Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase. All other mortgage loans made by us (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of us. Although we attempt to make mortgage loans for various terms typically ranging from three to twenty years, we may determine to emphasis longer-term fixed-rate loans in its discretion, in order to reduce the risk to us of downward interest rate fluctuations.

           Our lending and investing operations, including determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor. Employees and agents of the Advisor conduct all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications;
(iv) closing the loans; (v) servicing the loans; (vi) shareholder  relations and
(vii) administering our day-to-day business. In consideration of its services, the Advisor is entitled to receive a fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. The Advisor's management fees are computed and payable monthly.

Current First Mortgage Loan Terms

           We offer prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest, the U.S. Treasury 10-Year Notes, or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by us may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in our portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to our mortgage loan portfolio; (vi) local and national economic factors; and (v) actual experience in borrowers' demand for the loans. In addition, we may make mortgage loans on terms other than those identified in our list of Loan Types. Subject to change, modification or elimination at our complete discretion , the following is a list of the currently available Loan Type we may offer to prospective borrowing institutions:

   Loan Type                          Interest Rate (1)                      Origination Fee (2)

15 Year Term (3)                   Fixed @ Prime + 1.45%                               4.0%
20 Year Term (3)                   Fixed @ Prime + 1.50%                               4.0%
20 Year Term (3)                   Variable Annually @ Prime + 1.25%                   4.0%
Renewable Term  (4)                Fixed @ Prime plus:
     3 Year                               1.10%                                        4.0%
     5 Year                               1.25%                                        4.0%
     7 Year                               1.40%                                        4.0%
Construction 1 Year Term           Fixed @ Prime + 2.25%                               2.0%
=================================  ========================================= =========================

(1) "Prime" means the prime rate of interest charged to preferred customers, as published by a federally chartered bank chosen by our Advisor.

(2) Origination fees are based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to the Advisor.

(3) Fully amortized repayment term.

(4) Renewable term loans are repaid based on a 20-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 20 years. We charge a fee of 1% to the borrower by us upon the date of each renewal. If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus a specified percentage "spread," i.e., one and a quarter percent (1.25%).

The above table describes certain material terms of Loan Types, interest rates and fees currently offered and charged by us. The table does not, however, purport to identify all possible Loan Types, terms, rates, and fees that we may offer from time-to-time. We may determine at any time to modify the terms identified above and/or offer loan terms different than any of the Loan Types, interest rates and fees identified above and does, in fact, negotiate these terms and fees with many of its borrowers.

Mortgage Loan Processing and Underwriting

     Mortgage loan applications are prepared and verified by our Advisor's personnel in our Loan Origination and Underwriting Department. Verification procedures are designed to assure a borrower's qualification under our Financing Policies which are specifically identified herein and include, among other things, obtaining:

     o written applications (and exhibits) signed and authenticated by the prospective borrower in form and substance dictated by us;

     o financial statements in accordance with our Financing Policies;

     o corporate records and other organizational documents of the borrower;

     o preliminary title report or commitment for mortgagee title insurance; and

     o a real estate appraisal in accordance with the Financing Policies.

     All appraisals and financial statements are prepared by independent third-party professionals who are we approve based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and our President. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable to our Advisor, and the other one-half to us.

 Loan Commitments

     Subsequent to approval by our Underwriting Committee, and prior to funding a loan, we may issue a loan commitment to qualified applicants. A loan commitment deposit may be required from the borrowing church to commence the loan preparation procedure. These deposits are directly applied by the Advisor to engage accountants and appraisers to prepare their respective reports on the Church. Commitments may indicate, among other things, the loan amount, origination fees, closing costs, underwriting expenses (if any), funding conditions, approval expiration dates and interest rate and other terms. Commitments generally set forth a "prevailing" interest rate that is subject to change in accordance with market interest rate fluctuations until the final loan closing documents are prepared, at which time we commit to a stated interest rate. In certain cases we may establish ("lock in") interest rate commitments up to sixty (60) days from the commitment to closing; however, interest rate commitments beyond sixty days will not normally be issued unless we receive an appropriate fee premium based upon our assessment of the risk associated with a longer period.

Loan Portfolio Management

     Our portfolio of mortgage loans and Church Bonds is managed and serviced by our Advisor in accordance with the Advisory Agreement. The Advisor is responsible for all aspects of our mortgage loan business, including closing and recordation of mortgage loans; collecting payments of principal and interest payments regularly and upon the maturity of a loan; enforcing loan payments and other lender's requirements; periodic review of each mortgage loan file and determination of its reserve classification; and exercising our remedies in connection with any defaulted or non-performing loans. Fees and costs of attorneys, insurance, bonds and other direct expenses incurred in connection with the exercise of such remedies are our responsibility. We may , however, recoup these expenses from the borrower in the process of pursuing the our remedies. The Advisor will not receive any additional compensation for services rendered in connection with loan portfolio management or exercising remedies on our behalf in the event of a loan default.

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $1,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. We have borrowed against our line of credit and had an outstanding balance of $800,000 as of February 29, 2000. We may borrow up to 50% of the value of our Average Invested Assets to make loans regardless of our capacity to (i) sell the Shares on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our portfolio. Cash resources generally available to us consist primarily of the net proceeds from the sale of the Shares, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. As our business develops and over the course of time, cash resources available to us for lending purposes will include, in addition to the net proceeds from future sales of Shares (if any), (i) principal repayments from borrowers on loans made by us, (ii) dividends reinvested by our Shareholders electing the Dividend Reinvestment Plan, and (iii) funds borrowed under any line of credit arrangement.

The Advisory Agreement

     We have entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor will furnish advice and recommendations concerning our business affairs, provide administrative services to us and manage our day-to-day operations. Among other things, the Advisor:

     o serves as our mortgage loan underwriter and advisor in connection with its primary business of making loans to churches;

     o advises and selects Church Bonds to be purchased and held for investment by us;

     o provides marketing and advertising and generates loan leads directly and through its Affiliates;

     o on our behalf, deals with borrowers, lenders, banks, consultants, accountants, brokers, attorneys, appraisers, insurers and others;

     o supervises the preparation, filing and distribution of tax returns and reports to governmental agencies and to Shareholders and acts on our behalf in connection with Shareholder relations;

     o provides office space and personnel as required for the performance of the foregoing services as Advisor; and o as requested by us, makes reports to us of its performance ofthe foregoing services and furnish's advice and recommendations with respect to other aspects of our business.

     In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its Affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees, and dividend reinvestment agent fees are direct expenses of ours and are not provided for by the Advisor as part of its services.

     The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possess sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

     Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of directors, officers and employees of the Advisor (except out-of-pocket expenses of such persons who are directors or officers of ours that incurred in their capacities as our directors and officers), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business-such as the costs and expenses of reporting to various governmental agencies and the Shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to closing of loan transactions.

     In the event that out Total Operating Expenses exceed in any calendar year the greater of (a) 2% of our Average Invested Assets or (b) 25% of our net income, the Advisor is obligated to reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by us exceed the limitation. The Independent Directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

     Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

     The Advisory Agreement provides for indemnification by us of the Advisor and each of its directors, officers and employees against expense or liability arising out of such person's activities in rendering services to us, provided that the conduct against which the claim is made was determined by such person, in good faith, to be in our best interests and was not the result of negligence or misconduct.

Financing Policies

     Our business of mortgage lending to churches and other non-profit religious organizations is managed in accordance with and subject to the policies, guidelines, restrictions and limitations identified herein (collectively, the "Financing Policy"). The intent of the Financing Policy is to identify for our Shareholders not only the general business in which we are involved, but the parameters of our lending business. These policies may not be changed (except in certain immaterial respects by majority approval of the Board of Directors) without the approval of a majority of the Independent Directors, and the holders of a majority of our outstanding Shares at a duly held meeting for that purpose:

     (i) Loans made by us will be limited to churches and other non-profit religious organizations, and will be secured by mortgages. The total principal amount of all second mortgage loans that we fund shall be limited to 20% of Average Invested Assets. All other loans will be first mortgage loans.

     (ii) The loan amount cannot exceed 75% of the value of the real estate and improvements securing each loan, such value being determined based on a written appraisal prepared by an appraiser acceptable to the Advisor. On loans over $500,000, we will require a written appraisal certified by a member of the Appraisal Institute ("MAI"), or a state- certified appraiser.

     (iii) An ALTA (American Land Title Association) or equivalent Mortgage Title Policy must be furnished to us by the borrower insuring our mortgage interest.

     (iv) The borrower's long-term debt (including the proposed loan) cannot exceed four (4) times their gross income for the previous twelve
              (12) months.

     (v) The borrower must furnish us with financial statements (balance sheet and income and expense statement) for their last three (3) complete fiscal years and a current financial statement for the period within ninety (90) days of the loan closing date. On loans equal to or less than $500,000, the last complete fiscal year must be reviewed by an independent accounting firm. On loans in excess of $500,000, the last complete fiscal year financial statements must be audited by an independent auditor. Borrowers in existence for less than three fiscal years must provide financial statements since their inception. No loan will be extended to a borrower in operation less than two years (24 months) absent express approval by our Board of Directors.

     (vi) In its discretion, the Advisor, on our behalf, may require the borrower to arrange for automatic electronic or drafting of monthly payments.

     (vii) In its discretion, the Advisor, on our behalf, may require (i) key-man life insurance on the life of the senior pastor of a church; (ii) personal guarantees of church members and/or affiliates; and (iii) other security enhancements for our benefit.

     (viii) The borrower must agree to provide to us annual reports (including financial statements) within 120 days of each fiscal year end beginning with the fiscal year end next following the funding of the loan.

     (ix) In its discretion, the Advisor, on our behalf, may require the borrower to grant to us a security interest in all personal property located and to be located upon the mortgaged premises (excluding property leased by the borrower).

         These Financing Policies are in addition to the prohibited investments and activities identified hereinafter and which are set forth in our bylaws.

Prohibited Investments and Activities

         Our  bylaws  impose  certain   prohibitions  and  restrictions  on  our
investment practices and lending activities, including prohibitions against:

         (i) Investing more than 10% of our total assets in unimproved real property or mortgage loans on unimproved real property;

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

         (ix) Issuing options or warrants to purchase our Shares at an exercise price less than the fair market value of the Shares on the date of the issuance or if the issuance thereof would exceed 10% in the aggregate of our outstanding Shares;

         (x) Issuing debt securities unless the debt service coverage for the most recently completed fiscal year, as adjusted for known changes, is sufficient to properly service the higher level of debt;

         (xi) Investing in real estate contracts of sale unless such contracts are in recordable form and are appropriately recorded in the chain of title;

         (xii) Selling or leasing to the Advisor, a Director or any Affiliate thereof unless approved by a majority of our Directors (including a majority of our Independent Directors), who are not otherwise interested in such transaction, as being fair and reasonable to us;

         (xiii) Acquiring property from any Advisor or Director, or any Affiliate thereof, unless a majority of our Directors (including a majority of our Independent Directors) who are not otherwise interested in such transaction approve the transaction as being fair and reasonable and at a price to us which is no greater than the cost of the asset to such Advisor, Director or any Affiliate thereof, or if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the cost of such asset exceed its current appraised value;

         (xiv) Investing or making mortgage loans unless a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or condition of title is obtained; or

         (xv) Issuing shares on a deferred payment basis or other similar arrangement.

         We do not invest in the securities of other issuers for the purpose of exercising control, to engage in the purchase and sale of investments other than as described in this Report, to offer securities in exchange for property unless deemed prudent by a majority of the Directors, to issue senior securities or to make loans to other persons except in the ordinary course of our business as described herein.

         We will not make loans to or borrow from, or enter into any contract, joint venture or transaction with, any of our Directors or officers, the Advisor or any Affiliate of any of the foregoing unless a majority of our Directors, including a majority of our Independent Directors, approves the transaction as fair and reasonable to us and the transaction is on terms and conditions no less favorable to us than those available from unaffiliated third parties. Any investment by us in any property, mortgage or other real estate interest pursuant to a transaction with the Advisor or any Directors or officers thereof will be based upon an appraisal of the underlying property from an independent qualified appraiser selected by the Independent Directors and will not be made at a price greater than fair market value as determined by such appraisal.

Competition

         The real estate financing industry generally is highly competitive. We will compete within our geographic areas of operation with a wide variety of investors and other lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to our own. A number of these competitors have greater financial resources, larger staffs and longer operating histories than we do. We compete principally by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other religious organizations.

Employees

         We have no employees. Our daily opertions and other material aspects of our business are managed by the Advisor on a "turn-key" basis using employees of the Advisor and/or its Affiliates. At present, certain officers and directors of American and the Advisor are providing services to us at no charge and which will not be reimbursed to them. These services include, among others, legal and analytic services relating to the execution of our business plan, development and preparation of reports to be filed under the Securities Exchange Act, and utilization of proprietary forms and documents utilized by the Advisor in connection with our business operations.

Subject to the supervision of the our Board of Directors, our business is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides us investment advisory and administrative services. The Advisor is owned by V. James Davis, David G. Reinhart and Philip J. Myers. Mr. Reinhart and Mr. Davis are officers and directors of ours, and they are also directors of the Advisor. Philip J. Myers is President of the Advisor and of American Investors Group, Inc., our underwriter in our current public offering. Mr. Reinhart is Chairman of the Board of Directors of American. The Advisor is not a registered advisor under the Investment Advisor's Act of 1940, nor are we a registered investment company under the Investment Company Act of 1940. As of the date of this Report, the Advisor employs five persons on a part-time or other basis. We do not presently expect to directly employ any persons in the foreseeable future, since all administrative functions and operations will be contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly. See Item 11 "Security Ownership of Certain Beneficial Owners and Management," and Item 12 "Certain Relationships and Related Transactions."

 Operations

         Our operations currently are located in the 8,400 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned by Mr. Reinhart and Mr. Myers. We are not charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. The Advisor pays rent and other fees to Yellow Circle Partners on a monthly basis. We believe that the terms of this arrangement are at least as favorable to us as those available from unaffiliated third parties on an arm's-length basis.

Item 2.   Description of Property

         Our operations are located in the leased offices of American Investors Group, Inc., in Minnetonka, Minnesota. It is expected that for the foreseeable future our operations will continue to be housed in these or similar leased premises along with American's operations and those of its Affiliates, including the Advisor. We are not directly charged for rent, nor do we incur other costs relating to such leased space, since the Advisor is including this expense in the Advisory Fee.

Item 3.   Legal Proceedings.

         Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information

         As of February 29, 2000, 1,359,540 shares of our common shares were issued and outstanding in the public, excluding 20,000 shares owned by our initial shareholder DRM Holdings, Inc. Our initial public offering (SEC file 33-87570) which began July 11, 1995 was closed November 8, 1996 with 335,481 shares having been sold. On September 26, 1997, the Securities and Exchange Commission declared effective our second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of ours. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our second public offering on January 22, 1999. We sold 799,759 shares in our second public offering. On September 23, 1999, the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering is being conducted on a "best-efforts" bais pursuant to applicable rules of the Securities and Exchange Commission. As of February 29, 2000, we have sold 171,269 shares and have 1,379,540 shares outstanding and approximately 911 shareholders.

         Lack of Liquidity and Absence of Public Market Price.

         There currently is no market for our common shares and there can be no assurance that a market will develop. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Further, because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if any develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not listed on any exchange and is not yet listed for quotation on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ").

         Repurchase of Our Shares

         Although our common shares are not redeemable by us, we may at our complete discretion, repurchase shares offered to us from time to time by our Shareholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights.

         Holders of Our Common Shares

         As of February 29, 2000, we had 911 record holders of our $.01 par common stock, including our first Shareholder, DRM Holdings, Inc., a Minnesota corporation and affiliate of the Advisor, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).

         Dividends

         We paid dividends for the prior fiscal year on our common stock as follows:

 Distribution Date:         For Quarter Ended:       Dollar Amount Distributed    Annualized Yield Per $10
                                                      Per Share:                    Share Represented:

   April 30, 1999             March 31, 1999         $.1875                               7.50%
    July 30, 1999             June 30, 1999          $.21875                              8.75%
  October 30, 1999          September 30, 1999       $.228125                             9.125%
  January 30, 2000          December 31, 1999        $.215625                             8.625%

         As a Real Estate Investment Trust, we make regular quarterly distributions to Shareholders. The amount of distributions to them equal at least 95% of our "real estate investment trust taxable income." Shareholder distributions are estimated for our first three quarters each fiscal year and adjusted annually based upon our audited year-end financial report. Cash available for distribution to our Shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any Permitted Temporary Investments made us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of real estate investment trust status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

          During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to Shareholders, could be less than expected once we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods where we're selling shares by
(i) collecting from borrowers an origination fee at the time a loan is made (of which one-half of any origination fee charged in connection with a loan is paid directly to the Advisor as additional compensation--the other one-half is payable to us), and (ii) timing our lending activities to coincide as much as possible with sales of our Shares. However, there can be no assurance that either or both of these strategies will improve current yields to our Shareholders in periods of our business operations when capital is being raised through the sale of additional common shares. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our Shares in annual amounts which are equal to at least 95% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 1999 we distributed substantially all of our taxable income to our Shareholders in the form of quarterly dividends. We intend to continue distributing all or a portion of such income to our Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in their Shares.

         Funds available to us from the repayment of principal (whether at maturity or otherwise) of loans made by us, or from sale or other disposition of any properties or any of our other investments, may be reinvested in additional loans to churches, invested in mortgage-backed securities issued by churches or other non-profit organizations, or in Permitted Temporary Investments, rather than distributed to the Shareholders. We can pass through the capital gain character of any income generated by computing its net capital gains and designating a like amount of our distribution to our Shareholders as "capital gain dividends." The distribution requirement to maintain qualification as a real estate investment trust does not require distribution of net capital gains, if generated. Thus, if we have a choice of whether to distribute any such gains, undistributed net capital gains (if any) will be taxable to us. The Board of Directors, including a majority of the Independent Directors, will determine whether and to what extent the proceeds of any disposition of property will be distributed to our Shareholders.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Report beginning at page F-1.

         Financial Condition

         During our year ended December 31, 1999 our total assets increased by $2,649,263 due primarily to sale of our common stock in our second and third "best efforts" public offerings. Our total liabilities increased by $602,328 due to deferred income, dividends declared but not yet paid as of December 31, 1999, and an outstanding balance of $500,000 payable to Beacon Bank, Shorewood, Minnesota for a line of credit we established in fiscal year 1999 .

         Results of Operations-1996-1997

         We began active business operations on or about April 15, 1996, therefore, results of operations through December 31, 1996 are reflective of approximately 255 days of operations. Between the date upon which we began active business operations and December 31, 1996, we made loans to seven churches in the aggregate amount of $2,802,000, with an average loan size being $400,000. We also purchased in the secondary market for $46,412 (which includes $407 in accrued interest) First Mortgage Church Bonds in the face amount of $50,000 and purchased for $72,800 Second Mortgage Church Bonds in the face amount of $100,000.

         We completed our first full fiscal year of operations December 31, 1997. During that fiscal year we funded five more first mortgage loans and three second mortgage loans to churches for an aggregate amount of $2,665,712, and we purchased $2,000 principal amount of First Mortgage Church Bonds for a purchase price of $871.

         Results of Operations - 1998

         During our fiscal year ended December 31, 1998 we funded six more first mortgage loans and two second mortgage loans totaling $1,793,750 and $355,000 respectively. We also purchased $925,300 principal amount of First Mortgage Church Bonds for a purchase price of $922,445. During this year, two first mortgage loans and one second mortgage loan in the aggregate amounts of $730,000 and $350,000 respectively, were repaid early. We also had two First Mortgage Church Bonds called for redemption (early repayment). The face amount of the combined bonds was $33,000, our original aggregate purchase price was $29,225.

         Results of Operations -1999

         During our fiscal year ended December 31, 1999 we funded fourteen more first mortgage loans and one second mortgage loan to churches totaling $5,696,000 and $235,000 respectively. We also purchased $1,382,000 principal amount of First Mortgage Church Bonds for a purchase price of $1,375,478. During this year, three first mortgage loans and one second mortgage loan in the aggregate amounts of $952,000 and $100,000 respectively, were repaid early. We also sold $246,000 First Mortgage Church Bonds for $244,170 and sold our only Second Mortgage Church Bond for $100,000. We had two First Mortgage Church Bonds called for redemption (early repayment). The face amount of the combined bonds was $12,000.

         Net income for our fiscal year ended December 31, 1999 was $971,879 on total revenues of $1,109,436 compared to $712,365 on total revenues of $782,013 for the year ended December 31, 1998. Interest income earned on the Company's portfolio of loans was $848,346 for the year ended December 31, 1999, compared to $655,219 for 1998. This increase was due to the fact that fifteen new loans were originated in fiscal year ended December 31, 1999 . Excluded from revenue for the year ended December 31, 1999 is $114,801 of origination income, or "points," we received. Recognition of origination income under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to Shareholders of at least 95% of "Taxable Income," the dividends declared and paid to our Shareholders for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 included origination income even though it was not recognized in its entirety for the period under GAAP.

         Our Board of Directors declared quarterly dividends of $.1875 for each share held of record on March 31, 1999, $.21875 per share held of record June 30, 1999, $.228125 per share held of record September 30, 1999, and $.215625 per share held of record on December 31, 1999. Based on the four quarters of operations for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999, the dividends paid represented a 7.50%, 8.75%, 9.125% and 8.625% annualized yield to Shareholders respectively for an effective overall annual dividend yield of 8.50% in 1999.

         Since our inception, we have experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarter ended March 31, 1999. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on March 31, 1999 was $.1875 representing an annualized yield of 7.50%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under "GAAP". By way of further comparison, the dividend payment made to March 30, 1999 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received form our second stock offering and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans.

         Our total assets increased from $10,266,327 at December 31, 1998 to $12,915,590 at December 31, 1999. The primary reason for the increase in total assets from December 31, 1998 through December 31, 1999 was a result of the sale and issuance of our common stock pursuant to our second and third public offerings, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity rose from $9,906,384 at December 31, 1998 to $11,953,319 at December 31, 1999 for the same reasons. Our liabilities for both periods are primarily comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. The December 31, 1999 balance sheet also reflected a liability of $500,000 representing the balance as of such date on our line of credit with Beacon Bank.

          Our second public offering concluded January 22, 1999. A total of 779,759 shares were sold during our second public Offering. We began the sale of shares in our third public offering on September 22, 1999 and have sold 171,269 shares representing $1,712,690 as of February 29, 2000. During the two-month period ended February 29, 2000 our total assets again increased by $790,964 due primarily to the continued public sale of our common stock. Between December 31, 1999 and February 29, 2000 we financed one additional first mortgage loan for $500,000. All loans made by us range in interest rate charged to the borrowers from 9.50% to 12.00%. Many of our loans have repayment schedules of up to twenty years, but may be prepaid at any time without penalty. As of February 29, 2000, the average, principal-adjusted interest rate on our loan portfolio was 10.22%. Our portfolio of Church Bonds has an average current yield of 9.12%.

Liquidity and Capital Resources

         Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, communications costs with our Shareholders, and the expenses of our stock transfer agent, registrar and dividend reinvestment agent.

         Our future capital needs are expected to be met by (i) additional sale of our shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans made by us, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under our Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance that the we will be able to raise additional capital on terms acceptable for such purposes.

           In addition, we are able to borrow funds in an amount not to exceed 50% of our Average Invested Assets in order to increase our lending capacity. We currently have a $1,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 29, 2000 we have borrowed $800,000 against our line of credit. This credit line is secured by the pledge of $1,000,000 in principal amount of our Church Bonds. We are charged interest on the line of credit at a rate of the prime-interest rate, plus 1.00%. We have borrowed funds at a rate as low as 9.00% and as high as 9.75% (our current borrowing rate). Interest on our line of credit is payable to Beacon Bank on a monthly basis. We do not believe the recent interest rate increases by the Federal Reserve Board will have a material adverse effect on our borrowing capacity or the carrying interest rate charged by Beacon Bank. We have loaned funds at rates that are higher than the current interest rate being charged by the bank. In addition, the higher prime interest lending rates have caused us to increase the interest rates on loans we make. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds. However, there can be no assurance that we can loan funds out at rates higher than the rate at which we borrow the funds. We anticipate to "pay-down" our line of credit by (i) selling additional shares in our public offering; (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments; and
(iii) use the proceeds raised in our dividend reinvestment program. Increases in the prime lending rate as well as the increase in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by the Company's Board of Directors.

Item 7.  Financial Statements.

         Financial Statements required by this item can be found beginning on page F-1 of this Form-10KSB and are deemed incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.

         Not Applicable

                   (Balance of Page Intentionally Left Blank)

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.

         (a) Our Directors are elected for a term expiring at the next annual Shareholder's meeting and serve for one-year terms and until their successors are duly elected and qualified. Annual Shareholder Meetings are typically held in May. Our officers serve at the discretion of the our Board of Directors. Among other requirements, in order to maintain its REIT status, a majority of the our Directors must be "independent." Our executive officers and Directors are as follows:

            Name                 Age       Office                                        Director Since

   David G. Reinhart              47       President, Treasurer and Director                  1994
   V. James Davis                 55       Vice-President, Secretary and Director             1994
   Kirbyjon H. Caldwell           47       Independent Director                               1994
   Robert O. Naegele, Jr.         59       Independent Director                               1994
   Dennis J. Doyle                48       Independent Director                               1994
   John M. Clarey                 58       Independent Director                               1994


     David G. Reinhart, has been a Director since our inception, and has served as our President and Treasurer since January 19, 1999. He served as our Vice-President and Secretary since our inception until January 19, 1999. He is also Chairman of the Board of Directors of American Investors Group, Inc., a Director and Officer of the Advisor, and President, director and shareholder of DRM Holdings, Inc. ("DRM"), the parent corporation of American. Mr. Reinhart has served as legal counsel to banks, trust companies and broker-dealers in the area of church financings and otherwise since approximately March 1984. He was employed in the St. Paul firm of Reinhart Law Offices, P. A. from November 1985 to February 1987, and from July 1983 to November 1985 he was employed as an Associate Attorney with the law firm of Robins, Kaplan, Miller & Ciresi, Minneapolis, Minnesota. Mr. Reinhart received his Juris Doctor degree, cum laude, in May 1979, from Hamline University School of Law, St. Paul, Minnesota and received his Bachelor of Science degree in May 1976, from Northern Michigan University, Marquette, Michigan. Mr. Reinhart has practiced law in the areas of corporate finance and general business law since 1979 and has developed expertise in the area of church financing. He is employed from time-to-time as Adjunct Professor of Law, Hamline University School of Law.

V. James Davis, has been a Director of ours since our inception, and has served as our Vice-President and Secretary since January 19, 1999. He served as our President and Treasurer since our inception until January 19, 1999. From November 1986 to October 1996 he served as President and a Director of American Investors Group, Inc. Prior to November, 1986, he was employed as President of Keenan & Clarey, Inc., Minneapolis, Minnesota, a church bond underwriter and broker-dealer, where he also served as Financial and Operations Principal and as a Director. From January 1976 to March 1984, Mr. Davis was employed as Administrative Vice-President, and Financial and Operations Principal, by Offerman & Co., Inc., Minneapolis, Minnesota, a national broker-dealer and originator of corporate bond financing projects. Mr. Davis has been in the securities business since 1970 and was previously employed with other securities firms in Appleton, Wisconsin and Rockford, Illinois. He holds a Bachelor of Science degree in Liberal Arts from the University of Wisconsin -Whitewater
(1967) and completed course work at St. Joseph College, Rensselaer, Indiana. Mr. Davis holds a General Operations Principal license and a Financial Operations Principal license with the National Association of Securities Dealers, Inc.

     Kirbyjon H. Caldwell, has served as an Independent Director since September 1994. He currently is Senior Pastor of Windsor Village United Methodist Church and St. John's United Methodist Church in Houston, Texas, in which capacities he has served since January 1982 and September 1992, respectively. Membership in both churches is approximately 7,500 combined and their ministries reach a broad segment of the Houston region. Kirbyjon Caldwell received his B.A. degree in Economics from Carlton College (1975), an M.B.A. in Finance from the University of Pennsylvania's Wharton School (1977), and his Masters in Theology from Southern Methodist University School of Theology (1981). He is a member of the Boards of Directors of Texas Commerce Bank (Houston), Hermann Hospital (Houston), Greater Houston Partnership, The United Way of The Texas Gulf Coast, and the American Cancer Society. He is also the founder and member of several foundations and other community development organizations.

     Robert O. Naegele, Jr., has served as an Independent Director September 1994. Mr. Naegele's professional background includes advertising, real estate development, and consumer products, with a special interest in entrepreneurial ventures and small developing companies. Most recently, he led a group of investors to apply for, and receive an NHL Expansion Franchise, the Minnesota Wild, to begin play in a new arena in St. Paul, Minnesota, in the Fall of the year 2000. Mr. Naegele and his wife, Ellis, lived in Minneapolis through 1993 and now reside in Naples, Florida.

     Dennis J. Doyle, has served as an Independent Director since September 1994. He is the majority shareholder and co-founder of Welsh Companies, Inc., Minneapolis, Minnesota -- a full-service real estate company involved in property management, brokerage, investment sales, construction and residential and commercial development. Welsh Companies was co-founded by Mr. Doyle in 1980, and has five regional offices and 220 employees. Mr. Doyle is the recipient of numerous civic awards relating to his business skills. He also is a member of the Board of Directors of HEART (a non-profit organization), The Children's Theater (Minneapolis) and Grow Biz International, a publicly-owned company. He is also a member of the Board of Advisors of the Minnesota Real Estate Journal, and a member of the International Commercial Realty Services ("ICRS") and National Association of Office and Industrial Parks ("NAIOP").

     John M. Clarey, has served as an Independent Director since September 1994. Since January 1992, he has been employed as First Vice President of Miller & Schroeder Financial, Inc., a Minneapolis, Minnesota based investment banking firm and NASD- member broker-dealer. From February 1991 through December 1991, Mr. Clarey was a general partner of the Clarepoint Partners, LP, a private venture capital firm, of which he was one of the founders. From July 1989 to February 1991, he was a Senior Vice President of Miller, Johnson and Kuehn, Inc., a Minneapolis-based broker-dealer. From November 1980 to July 1989, Mr. Clarey served as President and Chief Executive Officer of Allison-Williams Company, a Minneapolis-based investment banking firm specializing in municipal and corporate finance. From September 1965 to November 1970, he was employed as Executive Vice President of Keenan & Clarey, Inc., a Minneapolis broker-dealer specializing in structuring and development of corporate debt issues and financings for churches and other non-profit corporations. During his career in the securities and finance industry, Mr. Clarey has been active as a senior officer and director of local, regional, and national trade and professional associations and has served as a volunteer officer and director of various charitable organizations. He graduated from Marquette University, Milwaukee, Wisconsin (1963) with a B.A. in economics.

     Administration of the day-to-day operations of the Company is provided by the Advisor under the Advisory Agreement. We currently have no employees and the Company's officers receive no compensation for their services, other than through their interests in the Advisor and affiliates of the Company. Our officers have no employment contracts with us or the Advisor and are considered employees "at will." We believe that, because of the depth of management of the Advisor and its Affiliates, the loss of one or more key employees of the Advisor, or one or more of our officers, would not have a material adverse effect upon our operations. As required by our bylaws, a majority of the Directors are Independent Directors in that they are otherwise unaffiliated with and do not receive compensation from us (other than in their capacity as Directors) or from the Advisor or American.

     Our Directors are responsible for considering and approving our policies. They meet as often and devote such time to our business as their oversight duties may require. Pursuant to our bylaws, the Independent Directors have the responsibility of evaluating the capability and performance of the Advisor and determining that the compensation being paid to the Advisor by us is reasonable.

     Directors and officers are permitted to engage in other activities of the type conducted by us, and neither our Articles of Incorporation or bylaws nor any policy of ours restricts officers or Directors from conducting, for their own account or on behalf of others, business activities of the type conducted by us.

     The Directors and officers are nevertheless not relieved of their duties of loyalty to us and our Shareholders. The Directors may be removed by a majority vote of all Shares outstanding and entitled to vote at any annual meeting or special meeting called for such purpose.

Item 10.    Executive Compensation.

     Our two executive officers do not receive compensation from us, however, Mr. Davis and Mr. Reinhart each own a one-third interest in the Advisor. The Advisor receives Advisory Fees under the terms of its Advisory Agreement with us. See Item 12 Certain Relationships and Related Transactions.

     We currently pay each Independent Director a fee of $500 for each board meeting ($200 for telephonic meetings), limited to $2,500 per year. In addition, we reimburse Directors for travel expenses incurred in connection with their duties as our Directors. We also have adopted a Stock Option Plan for Directors and the Advisor, under which each Director and the Advisor's president are granted annually options to purchase 3,000 Shares each of our common stock at a price equal to the fair market value at the date of the grant.

Warrants and Options

     On September 30, 1994, the Board of Directors adopted a Stock Option Plan for Directors and the Advisor (the "Option Plan") to be administered by our Directors, which provides for a grant of an option to purchase 3,000 shares of $.01 par value Common Stock, subject to certain adjustments, to a Director upon his or her appointment or election and upon each re-election (directors are elected annually) or to the Advisor upon the Advisor's appointment or annual re-appointment. The purchase price of the Common Stock granted under each option shall be the fair market value, as defined in the Option Plan, at the time the option is granted. On

November 15, 1994, 1995, 1996, 1997, 1998 and 1999 we issued options under the Option Plan to each of our six directors and the President of the Advisor, to purchase 3,000 shares each. All of the options issued November 15, 1994 have expired unexercised. Therefore options are currently outstanding for a total 105,000 shares at a price of $10 per share. These options vest and are thus exercisable on or after November 15, 1996 and expire November 15, 2000 through November 15, 2004.

     We may grant full-time employees and our existing directors and officers and the Advisor warrants, options, stock purchase rights, incentive stock options or similar arrangements to purchase shares of our Common Stock. In accordance with applicable state law, we have agreed to limit the number of options or warrants issuable to the Advisor, Affiliates or any Director to ten percent of the outstanding Shares of the Company on the date of grant of any options or warrants. The purchase price of shares issuable pursuant to such warrants or options will not be less than the fair market value at the time of the grant.

     We may refuse to allow the exercise of a warrant into Common Stock if the effect of such exercise or conversion would, in the opinion of our counsel, disqualify or jeopardize our status as a real estate investment trust under the Internal Revenue Code.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

              The following table sets forth as of February 29, 2000, the number of shares beneficially owned by each director and by all executive officers and Directors as a group, and the beneficial owner of 5% or more of our outstanding stock . Unless otherwise noted, each of the following persons has sole voting and investment power with respect to the Shares set forth opposite their respective names.

                                                  Number of Shares              Percent
     Name of Beneficial Owner (1)               Beneficially Owned (2)          Of Class
     ----------------------------               ----------------------          ---------
        David G. Reinhart .........................     10,000 (3)                  .72%
        Robert O. Naegele, Jr......................     5,000                       .36%
        V. James Davis.............................     2,332                       .17%
        Kirbyjon H. Caldwell.......................      ----                      ----
        Dennis J. Doyle............................      ----                      ----
        John M. Clarey.............................      ----                      ----
        All Executive Officers and Directors
             as a Group (five individuals).........    17,332                      1.26%

------------------------------------------------

(1) The address for the Directors is 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

(2) Excludes 15,000 Shares (105,000 shares in the aggregate) which each of our Directors and the President of the Advisor have an option to purchase pursuant to the Stock Option Plan for Directors and the Advisor. Options to purchase 84,000 Shares are currently exercisable

(3) Shares indicated are owned of record by DRM Holdings, Inc., a Minnesota corporation ("DRM") which owns a total of 20,000 shares of stock for which it paid $200,000 ($10.00 per share). These shares are "restricted securities" and may not be sold, transferred or assigned without compliance with state and federal rules and regulations governing the transfer of securities considered "restricted". DRM is owned by David G. Reinhart, our President, Treasurer and a Director; and by Philip J. Myers, the Advisor's President. Mssrs. Reinhart and Myers are also directors of the Advisor. The number of shares and percentages set forth above are calculated by multiplying the total number of Shares owned by DRM by the percentage such individuals' ownership of stock in DRM relates to the total outstanding shares of stock of DRM. Philip J. Myers, the Advisor's President, could be considered the beneficial owner of 10,000 shares.

Item 12.      Certain Relationships and Related Transactions.

The Advisor

     Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides investment advisory and administrative services. The Advisor is owned equally by V. James Davis, David G. Reinhart and Philip J. Myers. Messrs.. Davis and Reinhart are officers and Directors of ours. Messrs.. Reinhart and Myers are also shareholders, officers and directors of DRM Holdings, Inc., which owns 100% of American Investors Group, Inc. Messrs. Reinhart and Myers together own all outstanding common stock of DRM Holdings, Inc. As of the date of this Report, the Advisor employed, directly or otherwise, five persons on a part-time basis, including Philip J. Myers, our President and Scott J. Marquis, our Vice President.

     Pursuant to the Advisory Agreement, we must pay the Advisor certain advisory fees and expenses, as defined in the agreement and remit one-half of any origination fee collected from a borrower in connection with mortgage loans made or renewed by us.

American Investors Group, Inc.

     Pursuant to the Underwriting Agreement in connection with our second public offering which commenced September 26, 1997 and concluded January 22, 1999, we paid the Managing Underwriter and Co-Underwriter selling commissions equal to $332,185 and $143,672 respectively. We also paid non-accountable expenses of the Managing Underwriter (American) and the Co- Underwriter (LaSalle) $63,983 and $13,000 respectively. In addition, we agreed to indemnify the Underwriters against certain civil liabilities, including liabilities under the Securities Act of 1933. The public offering price of the Shares was determined by negotiations between us and the Managing Underwriter based on the price paid ($10.00 per share) by our initial shareholder and shareholders who purchased shares in our initial public offering, which was completed November 8, 1996. The Managing Underwriter (American) is an affiliate of the Advisor.

     Pursuant to the Underwriting Agreement in connection with our third public offering which commenced September 23, 1999 the underwriter (American) has been paid selling commissions equal to $101,905 as of February 29, 2000. We have also paid approximately $30,000 non-accountable expenses of the underwriter. In addition, we agreed to indemnify them, as underwriters against certain civil liabilities, including liabilities under the Securities Act of 1933. The public offering price of the Shares was determined by negotiations between us and the underwriter based on the price paid ($10.00 per share) by the initial shareholder and shareholders who purchased shares in our prior two public offerings. The following table sets forth the name and positions of certain officers and all directors of American:

       Name                                           Position

  Philip J. Myers                             President, Secretary and Director
  Scott J. Marquis                            Vice President
  David G. Reinhart                           Chairman, Board of Directors

         In the course of our business, we have purchased and expect to continue to purchase, church bonds being underwritten and sold by American. Although we would not pay any commissions, American would benefit from such purchase as a result of commissions paid to it by the issuer of such bonds. American also would benefit from mark-ups on bonds bought from it and mark- downs on bonds sold through it by us on the secondary market. Any church bonds we purchase in an initial offering will be purchased for investment purposes only at the public offering price. Church bonds purchased in the secondary market, if any, will be purchased at the best price available, subject to customary markups (or in the case of sales -- markdowns), on terms no less favorable than those applied to other customers of American, and would not exceed industry standards or in any event (in the case of mark-ups and mark-downs on secondary bond sales and purchases) exceed five percent of the principal amount of bonds purchased or sold. It is our policy not to invest in excess of 30% of our Average Invested Assets in Church Bonds.

Church Loan Advisors, Inc.

         Our Advisor, Church Loan Advisors, Inc., is a Minnesota corporation (the "Advisor"), the Advisor was organized on May 27, 1994 to engage in the business of rendering lending and advisory services solely to us, and to administer our business affairs and operations. The Advisor's offices are located at 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

         The following table sets forth the names and positions of the officers and directors of the Advisor:

       Name                                            Position

  Philip J. Myers                             President, Treasurer and Director
  Scott J. Marquis                            Vice President, Secretary
  V. James Davis                              Director
  David G. Reinhart                           Director

         Philip J. Myers, age 43, is President, Treasurer and a Director of the Advisor, having served in such capacities since its inception. He is also currently employed full-time as President, Secretary and a Director of American Investors Group, Inc. Mr. Myers earned his Bachelor of Arts degree in Political Science in 1977 from the State University of New York at Binghamton and his Juris Doctor Degree from the State University of New York at Buffalo School of Law in 1980. From 1980 until 1982, Mr. Myers served as an attorney with the Division of Market Regulation of the U.S. Securities and Exchange Commission in Washington, D.C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989 when he became affiliated with American Investors Group, Inc., Mr. Myers was engaged as Senior Vice-President and General Counsel of Financial Planners Equity Corporation ("FPEC"), a 400 broker securities dealer formerly located in Marin County, California. He is a member of the New York, California (inactive status) and Minnesota Bar Associations, and a registered General Securities Principal.

         Scott J. Marquis, age 42, is Vice-President and Secretary of the Advisor, having served in such capacities since December 13, 1994. He is also currently employed full-time as Vice-President and of American Investors Group, Inc., where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker-dealer, Piper, Jaffray Companies, in the capacity of supervisor of its trade clearance department. Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., and holds his Series 7, 63 and 27 licenses from the National Association of Securities Dealers, Inc.

         See Item 9 above for a description of the positions and business experience of V. James Davis and David G. Reinhart, both of whom are Directors of the Advisor.

         The Advisory Agreement. We have entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor will furnish advice and recommendations concerning our affairs, provides administrative services to us, and manages our day-to-day affairs. In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its Affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees, and dividend reinvestment agent fees are our direct expenses and are not provided for by the Advisor as part of its services.

         The Advisory Agreement is renewable annually by us for one-year periods, subject to a determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid by us to the Advisor has been reasonable. We may terminate the Advisory Agreement with or without cause on 60 days written notice. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name, however, we may continue to use the word "church" in our name. Our directors shall determine that any successor Advisor possess sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

         Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing us services including, but not limited to, personnel expenses, rental and other office expenses, expenses of directors, officers and employees of the Advisor (except out-of-pocket expenses of such persons who are our directors or officers), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses, including the costs and expenses of reporting to various governmental agencies and our Shareholders and of conducting our operations as a mortgage lender, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to closing of loan transactions.

         In the event that our Total Operating Expenses exceed in any calendar year the greater of (a) 2% of our Average Invested Assets or (b) 25% of our net income, the Advisor is obligated to reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by us exceed the limitation. The Independent Directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

         Our bylaws provide that the Independent Directors are to determine, at least annually, the reasonableness of the compensation which we pay to the Advisor. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and our profitability, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

           * Incorporated herein by reference to the Registrant's Registration Statement on Form S-11 (Commission File No. 333-81819 ).

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the period covered by this report.

---- ---------------------------------------------------------------------------


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN CHURCH MORTGAGE COMPANY

Dated:  March 22, 2000
                                        By:   /s/ David G. Reinhart
                                              ------------------------
                                        David G. Reinhart, President, Treasurer
                          (Chief Executive Officer and Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:       /s/ David G. Reinhart

         David G. Reinhart
         President , Treasurer and a Director

By:       /s/ V. James Davis

         V. James Davis

         Vice-President, Secretary  and a Director

By:       /s/ Dennis J. Doyle                           Date:       03/22/00
         ----------------------------------------              -------------
         Dennis J. Doyle, Director

By:      /s/  John M. Clarey                            Date:       03/22/00
         -----------------------------------------             -------------
         John M. Clarey, Director

By:      /s/ Robert O. Naegele, Jr.                      Date:      03/22/00
         -------------------------------------                  ------------
         Robert O. Naegele, Jr.,  Director

By:      /s/ Kirbyjon H. Caldwell                        Date:     03/22/00
         --------------------------------------                 -----------
         Kirbyjon H. Caldwell, Director

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 1999 and 1998

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                        Certified Public Accountants

Minneapolis, Minnesota
February 10, 2000

                                 AMERICAN CHURCH MORTGAGE COMPANY

                                         Balance Sheet

--------------------------------------------------------------------------------------------------------
                                                                         December  31
            ASSETS                                                   1999              1998
--------------------------------------------------------------------------------------------------------

Current Assets

    Cash and equivalents                                     $     382,765         $  2,941,530
    Accounts receivable                                              5,782               28,777
    Current maturities of mortgage loans receivable                218,398              237,242
    Current maturities of bond portfolio                            17,000               12,000
    Prepaids                                                         2,917
                                                                 ---------           ----------
            Total current assets                                   626,862            3,219,549


Mortgage Loans Receivable, net of current maturities            10,189,529            5,994,620


Bond Portfolio, net of current maturities                        2,039,199            1,011,997


Deferred Tax Asset                                                  60,000               40,000


Organizational Expenses, net                                                                161
                                                                -----------         -----------

            Total assets                                        $12,915,590          $10,266,327
                                                                 ==========           ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet

--------------------------------------------------------------------------------------------------------
                                                                            December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999               1998
--------------------------------------------------------------------------------------------------------

Current Liabilities

    Line of credit                                             $     500,000
    Management fee payable                                                       $       12,759
    Deferred income                                                   23,078             21,772
    Dividends payable                                                274,280            233,004
                                                                   ---------           --------
            Total current liabilities                                797,358            267,535


Deferred Income, net of current maturities                           164,913             92,408


Stockholders' Equity

    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 1,322,289 at December 31, 1999
            and 1,087,646 shares at December 31, 1998                 13,223              10,876
    Additional paid-in capital                                    12,070,410           9,973,200
    Accumulated deficit                                             (130,314)            (77,692)
                                                                  ----------           ---------
            Total stockholders' equity                            11,953,319           9,906,384
                                                                  ----------           ---------

            Total liabilities and equity                         $12,915,590         $10,266,327
                                                                  ==========          ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations

-------------------------------------------------------------------------------------------------------
                                                                 Years Ended December 31
                                                                1999               1998
-------------------------------------------------------------------------------------------------------



Interest Income                                             $1,109,436           $782,013

Operating Expenses                                             157,557             76,648
                                                             ---------            -------

Operating Income                                               951,879            705,365

Benefit from Income Taxes                                      (20,000)            (7,000)
                                                             ---------            -------

Net Income                                                  $  971,879           $712,365
                                                             =========            =======

Basic and Diluted Income Per Common Share                   $      .81           $    .86
                                                             =========            =======

Weighted Average Common Shares Outstanding                   1,203,954            825,176
                                                             =========            =======


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity

---------------------------------------------------------------------------------------------------------------
                                                                                     Additional
                                                Common Stock                 Paid-In            Accumulated
                                              -----------------              Capital             Deficit
                                              Shares      Amount
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   571,615    $  5,716           $ 5,184,882      ($    49,019)

    Issuance of 516,031 shares of
        common stock, net of
        offering costs                       516,031       5,160             4,788,318

    Net income                                                                                   712,365

    Dividends declared                                                                          (741,038)
                                           ---------      ------            ----------           -------
Balance, December 31, 1998                 1,087,646      10,876             9,973,200           (77,692)

    Issuance of 234,643 shares of
        common stock, net of
        offering costs                       234,643       2,347             2,097,210

    Net income                                                                                    971,879

    Dividends declared                                                                         (1,024,501)
                                           ---------      ------            ----------          ---------

Balance, December 31, 1999                 1,322,289     $13,223           $12,070,410       ($   130,314)
                                           =========      ======            ==========          =========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows

------------------------------------------------------------------------------------------------------------
                                                                           Years Ended December 31
                                                                           1999                1998
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

    Net income                                                        $   971,879          $   712,365
    Adjustments to reconcile net income to net cash
        from operating activities:
        Deferred income taxes                                             (20,000)              (7,000)
        Amortization                                                          161                  303
        Change in assets and liabilities
            Accounts receivable                                            22,995              (28,777)
            Prepaids                                                       (2,917)
            Accounts payable                                              (12,759)              (2,731)
            Deferred income                                                73,811               35,752
                                                                        ---------              -------
            Net cash from operating activities                          1,033,170              709,912

Cash Flows from Investing Activities

    Investment in mortgage loans receivable                            (5,931,000)          (2,498,750)
    Collections of mortgage loans receivable                            1,754,935            1,179,196
    Investment in bond portfolio                                       (1,368,392)            (931,188)
    Proceeds from bond portfolio called/sold                              336,190               33,000
                                                                        ---------            ----------
            Net cash used for investing activities                     (5,208,267)          (2,217,742)

Cash Flows from Financing Activities

    Net borrowings on line of credit                                      500,000
    Proceeds from stock offering, net                                   2,099,557            4,793,478
    Dividends paid                                                       (983,225)            (635,933)
                                                                        ---------            ---------
            Net cash from financing activities                          1,616,332            4,157,545
                                                                        ---------            ---------

Net Increase (Decrease) in Cash and Equivalents                        (2,558,765)           2,649,715

Cash and Equivalents - Beginning of Year                                2,941,530              291,815
                                                                        ---------            ---------

Cash and Equivalents - End of Year                                    $   382,765           $2,941,530
                                                                        =========            =========

                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY


----------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31
                                                                        1999                   1998
----------------------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Financing and
    Investing Activities
    Offering costs reclassified to additional
     paid-in capital                                                 $ 122,664             $  71,751
                                                                       =======               =======
    Dividends payable                                                $ 274,280             $ 233,004
                                                                       =======               =======

Supplemental Cash Flow Information
    Cash paid during the year for

        Interest                                                     $  8,180              $      59
                                                                       ======                =======
        Income taxes                                                 $     -               $      -
                                                                       ======                =======


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations. Loans have been made to churches located in 13 states as of December 31, 1999.

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 1999 and 1998, such investments were $300,000 and $2,700,000 respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "held-to-maturity" in 1998 because it had the intent and ability to hold the securities to maturity. Bonds classified as held-to-maturity are carried at amortized cost. During 1999, the Company sold $195,000 of its bonds at par, which was the same as amortized cost, to an affiliate of the Advisor (See Note 4). There were no gains or losses on the sale.

In 1999, the Company reclassified its bond portfolio to an "available-for sale" classification, which had no financial statement effect. Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. However, at December 31, 1999 and 1998, management believes the mortgage loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

Organizational Expenses

Organizational expenses were stated at cost net of amortization and were amortized using the straight-line method over five years.

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1999 and 1998

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 1999, the Company had first mortgage loans receivable totaling $10,407,927. The loans bear interest ranging from 9.50% to 12.00%. At December 31, 1998, the Company had first mortgage loans receivable totaling $6,231,862 which bore interest ranging from 9.25% to 15.00%.

The Company also had a portfolio of mortgage secured church bonds at December 31, 1999 and 1998 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.75% to 10.50%. The combined principal of $2,056,199 at December 31, 1999 is due at various maturity dates between February 1, 2001 and February 1, 2019. Three bond issues comprised 85% of the total bond portfolio at December 31, 1999. One bond issue comprised 86% of the total bond portfolio at December 31, 1998.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 1999 is as follows:

                                        Mortgage Loans       Bond Portfolio

           2000                       $     218,398            $     17,000
           2001                             245,194                  27,000
           2002                             272,326                  68,000
           2003                             302,474                  37,000
           2004                             335,972                 110,000
           Thereafter                     9,033,563               1,797,199
                                         ----------               ---------

                       Totals           $10,407,927              $2,056,199
                                         ==========               =========

3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. On November 15, 1994, the Company began the annual grant of options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and 21,000 options granted expired November 15, 1999. No options were exercised as of December 31, 1999.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1999 and 1998

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $230,978 and $101,944 during 1999 and 1998, respectively. During 1999 and 1998 the Advisor waived fees of $0 and $15,223, respectively.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6.

5.  INCOME TAXES

The income tax benefit consists of the following components:

                                               1999            1998

         Current                            $    -           $   -
         Deferred                            (20,000)        (7,000)
                                              ------          -----

                     Total tax benefit      ($20,000)       ($7,000)
                                              ======          =====

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 1999 and 1998

5.  INCOME TAXES - Continued

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 95% of its taxable income. In 1999, the Company had pretax income subject to tax of $951,879 and distributions to shareholders in the form of dividends during the tax year of $1,024,501. The expected tax expense to the Company, pre-dividends, would have been $323,639. In 1998, the Company had pretax income subject to tax of $705,365 and distributions to shareholders in the form of dividends during the tax year of $741,038. The expected tax expense to the Company, pre-dividends, would have been $241,524.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                1999              1998
                                                ----              ----

         Expected tax expense (benefit)      $323,639          $241,524
         Benefit of REIT distributions       (343,639)         (248,524)
                                              -------           -------

                     Totals                ($  20,000)        ($  7,000)
                                              =======           =======

The components of deferred income taxes are as follows:

                                                1999              1998
                                                ----              ----

         Loan origination fees                $60,000           $40,000
                                               ======            ======

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a second Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by a managing underwriter (an affiliate of the Advisor) and a co-underwriter on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 26, 1997 and concluded on January 22, 1999. A total of 799,759 shares were sold, of which 710,339 were sold through December 31, 1998.

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 1999 and 1998

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK - Continued

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by an underwriter (an affiliate of the Advisor)on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999. A total of 119,663 shares have been sold through December 31, 1999.

Pursuant to the terms of the Underwriting Agreements, the Company paid the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $170,000 and $331,600 during 1999 and 1998, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1999 and 1998:

                                                                 1999                                1998
                                                    ----------------------------        ------------------------------

                                                     Carrying             Fair           Carrying             Fair
                                                      Amount              Value           Amount             Value
                                                    ----------        ----------         ---------          ---------
      Cash and equivalents                       $     382,765     $     382,765        $2,941,530         $2,941,530
      Accounts receivable                                5,782             5,782            28,777             28,777
      Mortgage loans receivable                     10,407,927        10,407,927         6,231,862          6,231,862
      Bond portfolio                                 2,056,199         2,056,199         1,023,997          1,023,997

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 1999 and 1998

8.  LINE OF CREDIT

The Company has obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2000. Interest is charged at 1% over the prime rate totaling 9.5% at December 31, 1999. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $500,000 at December 31, 1999.