Form 10QSB
period 2000-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2000-05-15
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No ---

The number of shares outstanding of the Registrant's stock as of April 30, 2000 was:
                  1,395,934 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY

                                INDEX                                 Page
                                                                        No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

  Balance Sheets March 31, 2000 and December 31, 1999...................3

  Statements of Operations

   Three Month Periods Ended March 31, 2000 and  1999.................. 4

  Statements of Cash Flows

   Three Months Ended March 31, 2000 and 1999...........................5

  Statement of Stockholder's Equity.....................................6

  Notes to Financial Statements ........................................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........12

Item 6.  Exhibits and Reports on Form 8-K .............................12

                  Signatures...........................................12

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS

-------------------------------------------------------------------------------


                                                                       March 31,              December 31,
                                                                         2000                     1999
                                                                     ------------             -----------
                                                                     (Unaudited)               (Audited)

Assets:

 Current Assets

     Cash and Cash Equivalents..............................     $      446,418            $      382,765
     Current Maturities of  Loans Receivable................            239,297                   218,398
     Current Maturities of Bonds Receivable.................             19,000                    17,000
     Accounts Receivable....................................             26,274                     5,782
     Prepaid Expenses.......................................              1,667                     2,917
                                                                 --------------             -------------
         Total current Assets:                                                                    732,656          626,862

     Loans Receivable, net of current maturities............         11,066,616                10,189,529
     Bonds receivable.......................................          2,037,436                 2,039,199
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                            $  13,896,708              $ 12,915,590
                                                                    ===========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:

     Line of Credit.........................................     $       800,000           $      500,000
     Accounts Payable.......................................              1,375                    - 0 -
     Deferred Income........................................             23,227                    23,078
     Dividends Payable......................................            306,723                   274,280
                                                                    -----------                ----------
         Total current Liabilities:.........................          1,131,325                   797,358

     Deferred Income........................................            182,105                   164,913


     Shareholders' Equity

       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,392,660
          as of March 31, 2000, 1,322,289 shares as of
          December 31, 1999.................................             13,926                    13,223
     Additional Paid in Capital.............................         12,726,278                12,070,410
     Net Income   ..........................................           (156,926)                 (130,314)
                                                                  -------------               -----------
         Total Shareholders' Equity:                                 12,583,278                11,953,319
                                                                    -----------                ----------
                                                                   $ 13,896,708              $ 12,915,590
                                                                    ===========                ==========



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                Three Months Ended

                                                              March 31,         March 31,
                                                                2000              1999
                                                                ----              ----

Revenues

     Interest Income Loans...........................      $   270,952    $     164,508
         Interest Income Other.......................           67,080           44,794
     Capital Gains Realized..........................              558            1,460
     Origination Income..............................            6,373            6,536
                                                             ---------        ---------
         Total Revenues:                                       344,963          217,298

Expenses

     Professional fees...............................           41,022           24,715
     Director fees...................................              800              800
     Amortization....................................            - 0 -               76
     Interest Expense................................           18,024            - 0 -
     Other...........................................            5,006            3,313
                                                              --------        ---------
         Total Expenses:                                        64,852           28,904

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        --------

Net Income ..........................................      $   280,111      $    188,394
                                                             =========         =========

Income Per Common Share..............................  $           .20  $            .16

Weighted Average Common Shares

      Outstanding....................................        1,378,249         1,160,225


Dividends Declared...................................       $  306,723       $   217,828

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                               For the Three                 For the Three
                                                                Months Ended                  Months Ended
                                                                 March 31,                     March 31,
                                                                    2000                          1999
                                                                    ----                          ----



Cash Flows From Operating Activities

Net Income                                                   $     280,111               $       188,394
Adjustments to reconcile net income to net cash
  used in operating activities:
     Amortization                                                    - 0 -                            76

  Change in assets and liabilities:
     Deferred income                                                17,342                        12,976
     Accounts receivable                                           (20,493)                       28,777
     Prepaids                                                        1,250                         - 0 -
     Increase in accounts payable                                    1,375                        35,920
                                                                ----------                      --------
                  Net cash from operating activities               279,585                       266,143



Cash Flows From Investing Activities

     Investment in mortgage loans                                 (950,000)                     (990,000)
     Collections of mortgage loans                                  52,014                        381,067
     Investment in bonds                                             - 0 -                      (857,147)
     Proceeds from bond portfolio                                     (237)                        - 0 -
                                                                ----------                --------------
         Net cash used for investing activities                   (898,223)                   (1,466,080)

Cash Flows From Financing Activities

     Net borrowing on line of credit                               300,000                        - 0 -
     Proceeds from stock offering                                  656,571                       902,146
         Dividends Paid                                           (274,280)                     (233,004)
                                                                  --------                      --------
                  Net cash from financing activities               682,291                       669,142


     Net increase (decrease) in cash                                63,653                      (530,795)

Cash

     Beginning of period                                           382,765                     2,941,530
                                                                  --------                    ----------

     End of period                                              $  446,418                   $ 2,410,735
                                                                  ========                    ==========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                            $  306,723                   $   217,828
                                                                  --------                     ---------

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                              Additional
                                                    Common Stock               Paid-In             Accumulated
                                             Shares              Amount        Capital               Deficit

Balance, December 31, 1999                  1,322,289       $    13,223     $ 12,070,410          $  (130,314)

     Issuance of 70,371 shares of
         common stock, net of
         offering costs                       70,371               703           655,868

     Net Income                                                                                       280,111


     Dividends declared                                                                              (306,723)
                                        --------------- ---------------    ------------------      ----------

Balance, March 31, 2000(unaudited)          1,392,660          $ 13,926         $ 12,726,278       $ (156,926)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2000

-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for a fair presentation of results of operations, financial position, and changes in cash flow in conformity with generally accepted accounting principles. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the period presented.

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 1999 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. However, at March 31, 2000, management believes the mortgage loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2000, the Company had mortgage loans receivable totaling $11,305,913. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at March 31, 2000 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.75% to 10.50%. The combined principal of $2,067,000 at March 31, 2000 is due at various maturity dates between February 1, 2001 and February 1, 2019. Three bond issues comprised 85% of the total bond portfolio at March 31, 2000.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2000 is as follows:

                                                            Mortgage Loans          Bond Portfolio

         2000                                               $     177,106         $     19,000
         2001                                                     258,831               27,000
         2002                                                     287,388               68,000
         2003                                                     319,109               37,000
         2004                                                     354,346              110,000
     Thereafter                                                 9,909,133            1,806,000
                                                              -----------            ---------
                                                                                     2,067,000
     Less discounts from par                                                           (10,564)
            Totals                                            $11,305,913           $2,056,436
                                                               ==========            =========

3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. On November 15, 1994, the Company began the annual grant of options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and 21,000 options granted expired November 15, 1999. No options were exercised as of March 31, 2000.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $40,966 and $14,000 through March 31, 2000.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6.

5.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999. A total of 189,407 shares have been sold through March 31, 2000.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                         March 31, 2000                  December 31, 1999
                                 -------------------------------     --------------------------
                                       Carrying         Fair           Carrying        Fair
                                         Amount         Value           Amount         Value
                                     -----------    -------------     -----------    -----------

     Cash and equivalents           $    446,418  $     446,418     $     382,765  $     382,765
     Accounts receivable                  26,274         26,274             5,782          5,782
     Mortgage loans receivable        11,305,913     11,305,913        10,407,927     10,407,927
     Bond portfolio                    2,056,436      2,056,436         2,056,199      2,056,199

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company has obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2000. Interest is charged at 1% over the prime rate totaling 10.00% at March 31, 2000. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $800,000 at March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                        AMERICAN CHURCH MORTGAGE COMPANY

Plan of Operation

     We were founded in May 1994 and began a "best efforts" offering of our common stock on July 11, 1995, and commenced active business operations on April 15, 1996 after completion of the "Minimum Amount" in our initial public offering (described below). Consequently, for the years ended December 31, 1994 and 1995, we had no operating revenues, and expenses were limited to organizational and offering-related costs.

     On July 11, 1995, the Securities and Exchange Commission declared effective our offering of 2,000,000 common shares at a price of $10.00 per share. We achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, we could not commence our active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by us once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker-dealers identified to us by the Dealer/Manager--American Investors Group, Inc. ("American"), an affiliate of ours. We concluded our initial public offering on November 8, 1996. As of such date we had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by our initial shareholder -- DRM Holdings, Inc.

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of March 31, 2000 we had sold 189,407 shares and had 1,392,660 shares outstanding and approximately 922 individual shareholders.

     We currently have twenty eight first mortgage loans aggregating $10,903,750 in principal amount, three second mortgage loans aggregating $745,000 in principal amount and $2,067,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through
(i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the three month period ended March 31, 2000 our total assets increased by $981,118 due primarily to sale of our common stock. Total liabilities increased by $44,436 due to deferred income and dividends declared but not yet paid as of March 31, 2000. During the three month period ending March 31, 2000 we funded two additional first mortgage loans to churches for an aggregate amount of $950,000. All loans we have made range in interest rate charged to the borrowers from 9.50% to 12.00%. As of March 31, 2000, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.39%. The Company's portfolio of bonds has an average current yield of 9.12%.

     Net operating income for the Company's three month period ended March 31, 2000 was $280,111 on total revenues of $344,963. Interest income earned on our portfolio of loans was $270,952. Excluded from revenue for the three month period ended March 31, 2000 is $23,886 of origination income, or "points," we received , recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received.
Accordingly, because we have elected to operate as a real estate investment trust we distribute to shareholders at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended March 31, 2000 included origination income even though it is not recognized in its entirety for the period under GAAP.

     Our Board of Directors declared dividends of $.225 for each share held of record on March 31, 2000. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid April 30, 2000 represents a 9.00% annual rate of return on each share of common stock owned and purchased for $10 per share.

     Our total assets for the three month period ended March 31, 2000 increased $981,118 to $13,896,708 primarily as a result of the sale and issuance of our common stock pursuant to our current public offering, the proceeds of which were deployed into two new mortgage loans and equivalent money market obligations.
Shareholders' Equity rose $629,959 to $12,583,278 for the same reason. Our liabilities at the end of the three month period ended March 31, 2000 are primarily comprised of a "Deferred Income", reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of March 31, 2000 but not yet paid.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its Shareholders, and on income generated on church bonds it may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, communications costs with our Shareholders, and the expenses of our stock transfer agent, registrar and dividend reinvestment agent.

     Our future capital needs are expected to be met by (i) additional sale of its shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans we make, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     We may borrow funds in an amount not to exceed 50% of our average invested assets. On July 22, 1999 we obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1% over the prime rate totaling 10.00% at March 31, 2000. The line of credit is collateralized by the mortgage secured bonds we own. We have borrowed $800,000 against our line of credit as of March 31, 2000. During the three month period ended March 31, 2000 we had paid $18,024 in interest expense.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

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

         Dated:    May 12, 2000


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