Form 10QSB
period 2000-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2000-08-11
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No ---

The number of shares outstanding of the Registrant's stock as of July 31, 2000 was:

                  1,427,219 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY

                                      INDEX                                Page
                                                                            No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Balance Sheets June 30, 2000 and December 31, 1999.................     3

                  Statements of Operations

                    Six Month Periods Ending June 30, 2000 and 1999.....     4
                    Interim Three Month Periods Ending
                           June 30, 2000 and 1999.......................     4

                  Statements of Cash Flows

                    Six Months Ended June 30, 2000 and 1999.............     5

                  Statement of Stockholders Equity......................     6

                  Notes to Financial Statements ........................     7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................    10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............    12

Item 6.  Exhibits and Reports on Form 8-K ..............................    12

                  Signatures'...........................................    12

Item 1. Financial Statements:

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS

-------------------------------------------------------------------------------



                                                                      June 30,               December 31,
                                                                       2000                      1999
                                                                    -----------             ------------
                                                                     (Unaudited)              (Audited)
Assets:
 Current Assets

     Cash and Cash Equivalents..............................     $      644,823             $     382,765
     Current Maturities of Loans Receivable.................            243,789                   218,398
     Current Maturities of Bonds Receivable.................             26,000                    17,000
     Accounts Receivable....................................             20,206                     5,782
     Prepaid Expenses.......................................                417                     2,917
                                                                ---------------             -------------
         Total current Assets:                                          935,235                   626,862

     Bonds Receivable, net of Current Maturities............          2,022,569                10,189,529
     Loans Receivable, net of Current Maturities............         11,083,308                 2,039,199
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                           $   14,101,112              $ 12,915,590
                                                                    ===========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:

     Line of Credit.........................................    $       800,000             $     500,000
     Accounts Payable.......................................             28,604                     - 0 -
     Deferred Income........................................             22,673                    23,078
     Dividends Payable......................................            297,420                   274,280
                                                                  -------------               -----------
         Total current Liabilities:.........................          1,148,697                   797,358

     Deferred Income........................................            188,702                   164,913


     Shareholder's Equity

       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,413,464
          as of June 30, 2000, 1,322,289 shares as of
          December 31, 1999.................................             14,135                    13,223
     Additional Paid in Capital.............................         12,924,912                12,070,410
     Accumulated deficit....................................           (175,334)                 (130,314)
                                                                    -----------              ------------
         Total Shareholders Equity:                                  12,763,713                11,953,319
                                                                     ----------               -----------
                                                                   $ 14,101,112              $ 12,915,590
                                                                     ==========               ===========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------



                                                                  Six Months Ended                 Three Months Ended
                                                              June 30,          June 30,         June 30,         June 30,
                                                               2000              1999              2000             1999
                                                             --------          --------          --------         -------


Revenues

     Interest Income Loans...........................      $   575,239    $     358,207         $ 304,287        $ 193,699
     Interest Income Other...........................          117,321          103,611            50,241           58,817
     Capital Gains Realized..........................              691           13,458               133           11,998
     Origination Income..............................           13,080           16,090             6,707            9,554
                                                              --------        ---------         ---------        ---------
                  Total Revenues:                              706,331          491,366           361,368          274,068

Expenses

     Professional fees...............................           14,079           13,303            14,023           10,971
     Director fees...................................            1,600            1,600               800              800
     Amortization....................................            2,500              152             1,250               76
     Interest Expense................................           38,851            - 0 -            20,828            - 0 -
     Advisory Fees...................................           82,666           47,764            41,700           25,380
     Other...........................................            7,511            9,182             3,754            5,870
                                                             ---------         --------          --------         --------
         Total Expenses:                                       147,207           72,001            82,355           43,097

Provision for

  Income Taxes.......................................            - 0 -            - 0 -             - 0 -            - 0 -
                                                           -----------         --------         ---------      -----------

Net Income ..........................................       $  559,124      $   419,365       $   279,013        $ 230,971
                                                             =========         ========          ========         ========

Income (Loss) Per Common Share.......................            $ .40            $ .36            $  .20            $ .19

Weighted Average Common Shares

      Outstanding....................................        1,381,494         1,174,200        1,400,438        1,188,021


Dividends Declared...................................      $   604,143     $    477,686         $ 297,420        $ 259,858

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------



                                                                For the Six                   For the Six
                                                                Months Ended                  Months Ended
                                                                  June 30,                       June 30,
                                                                   2000                           1999

Cash Flows From Operating Activities

Net Income                                                   $     559,124               $       419,365
Adjustments to reconcile net income to net cash
  used in operating activities:
     Deferred Offering Costs                                          - 0 -                      (10,841)
     Amortization                                                     2,500                          152
  Change in assets and liabilities:
     Deferred income                                                23,384                        45,962
     Account receivable                                            (14,424)                       28,777
     Prepaid Expense                                                (2,500)                        - 0 -
     Increase in accounts payable                                   28,604                        13,421
                                                                 ---------                    ----------
         Net cash from operating activities                        599,188                       496,836


Cash Flows From Investing Activities

     Investment in mortgage loans                               (1,031,198)                   (3,031,000)
     Collections of mortgage loans                                 112,028                     1,129,245
     Proceeds from bond portfolio                                    7,630                      (909,902)
                                                             -------------                  ------------
         Net cash used for investing activities                   (911,540)                   (2,811,657)

Cash Flows From Financing Activities

     New borrowing on line of credit                               300,000                         - 0 -
     Proceeds from stock offering                                  855,413                       961,697
     Dividends Paid                                               (581,003)                     (450,833)
                                                               -----------                    ----------
         Net cash from financing activities                        574,410                       510,864
                                                              ------------                   -----------

     Net increase (Decrease) in Cash                               262,058                    (1,803,957)

Cash

     Beginning of period                                           382,765                     2,941,530
                                                              ------------                  ------------

     End of period                                           $     644,823                 $   1,137,573
                                                               ===========                   ===========


Supplemental Schedule of Noncash

 Financing Activities

     Dividends declared but not paid                        $      297,420                 $     274,280
     Deferred offering costs reclassified to additional
       paid-in capital                                  $           - 0 -                $         6,983
     Dividends reinvested                                   $      114,048                 $     129,012

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest Expense                                    $        38,851             $           - 0 -

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY

-------------------------------------------------------------------------------



                                                                                Additional
                                                    Common Stock                  Paid-In                   Accumulated
                                             Shares            Amount             Capital                     Deficit

Balance, December 31, 1999                 1,322,289        $   13,223          $ 12,070,410             $    (130,314)

     Issuance of 91,175 shares of
         common stock, net of
         offering costs                       91,175               912               854,501

     Net Income                                                                                                559,124


     Dividends declared                                                                                       (601,536)
                                           ----------          --------            ----------                  -------

Balance, June 30, 2000     (unaudited)      1,413,464         $  14,135          $ 12,924,911              $  (172,726)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2000

-------------------------------------------------------------------------------

1. NATURE OF BUSINESS

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

The Company classifies its bond portfolio as "available-for sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value.

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. At June 30, 2000, management believes the mortgage loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

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

The Company has elected to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent that distributions to its shareholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share. Stock options had no effect on the weighted average number of shares outstanding.

3.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2000, the Company had mortgage loans receivable totaling $11,327,097. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2000 which are carried at cost net of discount. The bonds pay either semi-annual or quarterly interest ranging from 5.75% to 10.50%. The combined principal of $2,059,000 at June 30, 2000 is due at various maturity dates between November 1, 2000 and February 1, 2019. Three bond issues comprised 85% of the total bond portfolio at June 30, 2000.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2000 is as follows:

                                                             Mortgage Loans      Bond Portfolio

         2000                                               $     117,093        $       9,000
         2001                                                     258,831               27,000
         2002                                                     287,388               68,000
         2003                                                     319,109               37,000
         2004                                                     354,345              110,000
     Thereafter                                                 9,990,331            1,806,000
                                                              -----------            ---------
                                                                                     2,059,000

     Less discounts from par                                                           (10,431)

            Totals                                            $11,327,097           $2,048,569
                                                               ==========            =========

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. On November 15, 1994, the Company began the annual grant of options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and 21,000 options granted expired November 15, 1999. No options were exercised during the sixth month period ended June 30, 2000.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $82,666 and $36,750 through June 30, 2000.

The Advisor and the Company are related through common ownership and common management. See note 6.

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999. A total of 210,444 shares have been sold through June 30, 2000.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                            June 30, 2000                December 31, 1999
                                     --------------------------        ---------------------
                                      Carrying          Fair            Carrying         Fair
                                       Amount           Value             Amount         Value
                                     ----------     -----------        ----------      ---------

     Cash and equivalents           $    644,823  $     644,823     $     382,765  $     382,765
     Accounts receivable                  20,206         20,206             5,782          5,782
     Mortgage loans receivable        11,327,097     11,327,097        10,407,927     10,407,927
     Bond portfolio                    2,048,569      2,048,569         2,056,199      2,056,199

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company has obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2000. Interest is charged at 1% over the prime rate totaling 10.50% at June 30, 2000. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $800,000 at June 30, 2000.

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the
Securities and Exchange Commission. As of June 30, 2000 we had sold 210,444 shares and had 1,413,364 shares outstanding and approximately 753 individual shareholders.

     We currently have twenty nine first mortgage loans aggregating $11,328,750 in principal amount, three second mortgage loans aggregating $745,000 in principal amount and $2,059,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through
(i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the six month period ended June 30, 2000 our total assets increased by $1,185,522 due primarily to sale of our common stock. Total liabilities increased by $375,128 due to deferred income and dividends declared but not yet paid as of June 30, 2000. During the three month period ending June 30, 2000 we funded three additional first mortgage loans to churches for an aggregate amount of $1,375,000. All loans we have made range in interest rate charged to the borrowers from 9.50% to 12.00%. As of June 30, 2000, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.40%. The Company's portfolio of bonds has an average current yield of 9.13%.

     Net operating income for the Company's three month period ended June 30, 2000 was $279,013 on total revenues of $361,368. Interest income earned on our portfolio of loans was $304,287. Excluded from revenue for the three month period ended June 30, 2000 is $12,750 of origination income, or "points," we received , recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received.
Accordingly, because we have elected to operate as a real estate investment trust we distribute to shareholders at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended June 30, 2000 included origination income even though it is not recognized in its entirety for the period under GAAP.

     Our Board of Directors declared dividends of $.2125 for each share held of record on June 30, 2000. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid July 28, 2000 represents a 8.50% annual rate of return on each share of common stock owned and purchased for $10 per share.

     Our total assets for the three month period ended June 30, 2000 increased $204,404 to $14,101,112 primarily as a result of the sale and issuance of our common stock pursuant to our current public offering, the proceeds of which were deployed into one new mortgage loan and equivalent money market obligations.
Shareholders' Equity rose $180,435 to $12,763,713 for the same reason. Our liabilities at the end of the three month period ended June 30, 2000 are primarily comprised of a "Deferred Income", reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of June 30, 2000 but not yet paid.

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

     We may borrow funds in an amount not to exceed 50% of our average invested assets. On July 22, 1999 we obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1% over the prime rate totaling 10.50% at June 30, 2000. The line of credit is collateralized by the mortgage secured bonds we own. We have borrowed $800,000 against our line of credit as of June 30, 2000. During the three month period ended June 30, 2000 we had paid $20,828 in interest expense.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

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

         Dated:    August 11, 2000


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