Form 10QSB
period 2000-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2000-11-13
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No ---

              The number of shares outstanding of the Registrant's stock as of October 31, 2000 was: 1,456,375 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY

                                    INDEX                             Page
                                                                       No.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

    Balance Sheets September 30, 2000 and December 31, 1999.............3

    Statements of Operations

    Nine Month Periods Ended September 30, 2000 and 1999................4
    Interim Three Month Periods Ended
       September 30, 2000 and 1999......................................4

    Statements of Cash Flows

    Nine Months Ended September 30, 2000 and 1999.......................5

    Statement of Stockholders Equity....................................6

    Notes to Financial Statements.................................... 7-9

Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations............................ 10-11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........12

Item 6.  Exhibits and Reports on Form 8-K .............................12

                  Signatures'..........................................12

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS

-------------------------------------------------------------------------------



                                                                 September 30,              December 31,
                                                                     2000                       1999
                                                                 ------------               ------------
                                                                 (Unaudited)                  (Audited)
Assets:
 Current Assets

     Cash and Cash Equivalents..............................     $      583,841             $     382,765
     Current Maturities of Loans Receivable.................            250,074                   218,398
     Current Maturities of Bonds Receivable.................             26,000                    17,000
     Accounts Receivable....................................             32,384                     5,782
     Prepaid Expenses.......................................              - 0 -                     2,917
                                                               ----------------              ------------
         Total current Assets:                                          892,299                   626,862

     Loans Receivable, net of current maturities............         11,116,439                10,189,529
     Bonds Receivable, net of current maturities............          2,022,821                 2,039,199
     Deferred Offering Costs................................              9,110                     - 0 -
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------               -----------

         Total Assets:                                             $ 14,100,669              $ 12,915,590
                                                                     ==========                ==========

Liabilities and Stockholder's Equity:

  Current Liabilities:

     Line of Credit.........................................      $     399,944              $    500,000
     Accounts Payable.......................................             43,712                     - 0 -
     Deferred Income........................................             21,511                    23,078
     Dividends Payable......................................            267,201                   274,280
                                                                     ----------               -----------
         Total current Liabilities:.........................            732,368                   797,358

     Deferred Income, net of current deferred income........            183,621                   164,913


     Stockholder's Equity

       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,456,082
          as of September 30, 2000, 1,322,289 shares as of
          December 31, 1999.................................             14,561                    13,223
     Additional Paid in Capital.............................         13,330,332                12,070,410
     Accumulated Deficit....................................           (160,213)                 (130,314)
                                                                    -----------               -----------
         Total Stockholders Equity:                                  13,184,680                11,953,319
                                                                    -----------                ----------

                                                                   $ 14,100,669              $ 12,915,590
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------


                                                                  Nine Months Ended                 Three Months Ended
                                                                    September 30,                      September 30,
                                                                 2000            1999              2000            1999
                                                              --------        ---------         ---------       ---------


Revenues

     Interest Income, Loans..........................      $   864,536        $ 594,889         $ 289,296        $ 236,682
     Interest Income, Other..........................          169,024          152,584             6,243           48,973
     Capital Gains Realized..........................              979           14,215               289              757
     Origination Income..............................           19,323           51,928            51,703           35,838
                                                           -----------        ---------          --------        ---------
         Total Revenues:                                     1,053,862          813,616           347,531          322,250

Expenses

     Professional Fees...............................           19,381           14,936             5,302            1,633
     Director Fees...................................            2,400            2,400               800              800
     Amortization....................................            2,917              995               417              843
     Interest Expense................................           54,378            1,728            15,526            1,728
     Advisory Fees...................................          118,167           79,753            35,501           31,990
     Other...........................................           15,173           12,947             7,663            3,764
                                                              --------        ---------           -------       ----------
         Total Expenses:                                       212,416          112,759            65,209           40,758

Net Operating Income.................................        $ 841,446        $ 700,857         $ 282,322        $ 281,492
                                                               -------          -------           -------          -------

Provision for

  Income Taxes.......................................           - 0 -            - 0 -             - 0 -            - 0 -
                                                           -----------       ----------       -----------       ----------

Net Income ..........................................        $ 841,446        $ 700,857         $ 282,322        $ 281,492
                                                               =======         ========           =======          =======

Income Per Common Share..............................            $ .60            $ .59             $ .20           $  .24

Weighted Average Common Shares

      Outstanding....................................        1,396,110        1,180,917         1,440,686        1,194,656


Dividends Declared...................................         $871,344        $ 750,220         $ 267,201         $272,534


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                For the Nine               For the Nine
                                                               Months Ended               Months Ended
                                                               September 30,              September 30,
                                                                   2000                       1999
                                                               ------------               ------------

Cash Flows From Operating Activities

 Net Income                                                  $     841,446               $       700,857
Adjustments to reconcile net income to net cash
  used in operating activities:
     Deferred Offering Costs                                        (9,110)                      (26,382)
     Amortization                                                    - 0 -                           162
  Change in assets and liabilities:
     Prepaid Expenses                                                2,917                        (4,167)
     Accounts Receivable                                           (26,602)                       26,507
     Increase in accounts payable                                   43,712                        26,678
     Increase  in deferred income                                   17,141                        43,740
                                                                ----------                    ----------
                  Net cash from operating activities               869,504                       767,395

Cash Flows From Investing Activities

     Investment in mortgage loans                               (1,129,194)                   (5,089,746)
     Collections of mortgage loans                                 170,608                     2,088,548
     Investment in bonds, net                                        7,378                    (1,031,589)
                                                              ------------                    ----------
         Net cash used for investing activities                   (951,208)                   (4,032,787)

Cash Flows From Financing Activities

     Increase (decrease) on line of credit, net                   (100,056)                      320,000
     Proceeds from Stock Offering and

       Dividend Reinvest Plan                                    1,261,260                     1,032,233
         Dividends Paid                                           (878,424)                     (710,690)
                                                                 ---------                    ----------
            Net cash from financing activities                     282,780                       641,543
                                                                ----------                   -----------

     Net increase (Decrease) in Cash                               201,076                    (2,623,849)

Cash

     Beginning of period                                           382,765                     2,941,530
                                                                ----------                   -----------

     End of period                                            $    583,841                $      317,681
                                                                 =========                  ============

Supplemental Schedule of Noncash

 Financing Activities

     Dividends declared but not paid                          $    267,201                  $    272,354
     Deferred offering costs financed through
        accounts payable                                      $      9,110                  $     26,382
     Dividends reinvested                                     $    160,870                  $    199,820

Supplemental Cash Flow Information
     Cash paid during the period for

       Interest Expense                                             54,378                         1,728
       Income Taxes                                                  - 0 -                         - 0 -

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY

-------------------------------------------------------------------------------


                                                                                  Additional
                                                   Common Stock                    Paid-In                 Accumulated
                                             Shares            Amount               Capital                 Deficit

Balance, December 31, 1999                 1,322,289       $    13,223          $ 12,070,410             $    (130,314)

     Issuance of 133,793 shares of
         common stock, net of costs          133,793             1,338             1,259,922

     Net Income                                                                                                841,446


     Dividends declared                                                                                       (871,345)
                                        --------------- ---------------     ----------------                ----------

Balance, September 30, 2000                1,456,082        $   14,561          $ 13,330,332               $  (160,213)
     (unaudited)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2000

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

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. At September 30, 2000, management believes the mortgage loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

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

3.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2000, the Company had mortgage loans receivable totaling $11,366,513. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2000. The bonds pay either semi-annual or quarterly interest ranging from 5.75% to 10.50%. The combined principal of $2,059,000 at September 30, 2000 is due at various maturity dates between November 1, 2000 and February 1, 2019. Three bond issues comprised 85% of the total bond portfolio at September 30, 2000.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2000 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2001                                               $     250,074       $       26,000
         2002                                                     459,159              121,000
         2003                                                     310,863               36,000
         2004                                                     345,186              109,000
         2005                                                     383,314               59,000
     Thereafter                                                 9,617,917            1,708,000
                                                              -----------            ---------
                                                                                     2,059,000

     Less discounts from par                                                           (10,179)

            Totals                                            $11,366,513           $2,048,821
                                                               ==========            =========

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. On November 15, 1994, the Company began the annual grant of options to purchase an aggregate of 21,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and 21,000 options granted expired November 15, 1999. No options were exercised during the nine month period ended September 30, 2000.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $118,165 and $33,750 through September 30, 2000.

The Advisor and the Company are related through common ownership and common management. See note 6.

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999. Commencing September 1, 2000, we filed registration statements with each state securities commissioner in which our shares are being offered for sale to extend the offering of our shares for an additional 12 month period. A total of 254,216 shares have been sold through September 30, 2000.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                          September 30, 2000            December 31, 1999
                                      ---------------------------  ----------------------------
                                      Carrying           Fair         Carrying          Fair
                                       Amount            Value         Amount           Value
                                     ----------     -------------    ----------      ----------

     Cash and equivalents           $    583,841  $     583,841     $     382,765  $     382,765
     Accounts receivable                  32,384         32,384             5,782          5,782
     Mortgage loans receivable        11,366,513     11,366,513        10,407,927     10,407,927
     Bond portfolio                    2,048,821      2,048,821         2,056,199      2,056,199

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company renewed its $1,000,000 line of credit with its bank on August 1, 2000, subject to certain borrowing base limitations, through August 1, 2001. Interest is charged at 1% over the prime rate totaling 10.50% at September 30, 2000. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $399,944 at September 30, 2000.

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

     On July 11, 1995, the Securities and Exchange Commission declared effective our offering of 2,000,000 common shares at a price of $10.00 per share. We achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, we could not commence our active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by us once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker- dealers identified to us by the Dealer/Manager--American Investors Group, Inc. ("American"), an affiliate of ours. We concluded our initial public offering on November 8, 1996. As of such date we had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by our initial shareholder -- DRM Holdings, Inc.

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of September 30, 2000 we had sold 254,216 shares and had 1,456,082 shares outstanding and approximately 759 individual shareholders.

     We currently have Thirty two first mortgage loans aggregating $14,350,750 in principal amount, two second mortgage loans aggregating $455,000 in principal amount and $2,059,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the nine month period ended September 30, 2000 our total assets increased by $1,185,079 due primarily to sale of our common stock. Total liabilities for the nine month period ended September 30, 2000 decreased by $46,282 due primarily to the "pay-down" on the line of credit we have with our bank. We reduced the outstanding balance on our line of credit to $399,944 for the period ended September 30, 2000. All loans we have made range in interest rate charged to the borrowers from 9.50% to 12.00%. As of September 30, 2000, the average, principal-adjusted interest rate on our portfolio of loans was 10.51%. Our portfolio of bonds has an average current yield of 9.02%.

     Our net operating income for the three month period ended September 30, 2000 was $282,392 on total revenues of $347,531. Interest income earned on our portfolio of loans was $289,296. During the three month period ended September 30, 20000 we "paid-down" $400,056 on our line of credit. Stockholders' Equity rose $420,968 to $13,184,680 as a result of the sale and issuance of our common stock of which proceeds were used to "pay-down" our line of credit. Our liabilities at the end of the three month period ended September 30, 2000 are primarily comprised of a "Deferred Income", reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of September 30, 2000 but not yet paid.

     Our Board of Directors declared a dividend of $.1875 for each share held of record on September 30, 2000. Dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid October 30, 2000, represents a 7.50% annual rate of return on each share of common stock owned and purchased for $10 per share. This dividend combined with the previous dividends paid to Shareholders in 2000 represents an annualized dividend yield of 8.33% to investors.

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

     For the nine month period ended September 30, 2000 our cash position increased from $382,765 to $583,841. This increase was due to an increase in net cash from operating activities and a decrease in net cash used for investing activities and financing activities. Our future cash position may increase due to (i) the sale of additional shares to the public (ii) prepayment, repayment at maturity of mortgage loans we make and (iii) borrowed funds. Our future cash position may decrease due to increases in cash used in our operating activities and deployment of available cash into new mortgage loans and first mortgage bonds issued by churches.

     We may borrow funds in an amount not to exceed 50% of our average invested assets. On August 1, 2000 we renewed our line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1% over the prime rate totaling 10.50% at September 30, 2000. The line of credit is collateralized by the mortgage secured bonds we own. We have borrowed $399,944 against our line of credit as of September 30, 2000. During the three month period ended September 30, 2000 we had paid $15,526 in interest expense.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the quarter ended September 30, 2000 a vote of Shareholders was held at our headquarters located at 10237 Yellow Circle Drive, Minnetonka, Minnesota. The vote was held on September 15, 2000 at our regular annual meeting. During the meeting, a quorum was determined to exist under the requirements of the our Amended and Restated By- Laws. Shareholders were asked to vote in favor for (i) another one year term for each of the Board of Directors; (ii) shareholders were asked to vote in favor of an amendment to Section 2.3 of our Amended and Restated Bylaws reducing the quorum required for Shareholder' meetings and (iii) vote in favor of the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P as our independent auditors for the year ended December 31, 2000. All votes were tallied and each motion was voted and passed in our favor.

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

         Dated:    November 13, 2000


                                            AMERICAN CHURCH MORTGAGE COMPANY

                                             By:    /s/ David G. Reinhart
                                                   ------------------------
                                                    David G. Reinhart
                                              Chief Executive Officer, Treasurer
                                              (and Chief Financial Officer)


                                              By:    /s/ V. James Davis
                                                   ------------------------
                                                     V. James Davis
                                              Vice President and Secretary