Form 10KSB
period 2000-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2001-03-29
CIK 934543

As filed with the Securities and Exchange Commission on March 29, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

-------------------------------------------------------------------------------


     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

       or

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to __________.
--------------------------------------------------------------------------------


                         Commission File Number 33-87570


                        American Church Mortgage Company

_-------------------------------------------------------------------------------


              (Exact name of small business issuer in its charter)

                            10237 Yellow Circle Drive
                              Minnetonka, MN 55343
                            Telephone: (952) 945-9455

                  I.R.S. Employer Identification No. 41-1793975

     State or other jurisdiction of incorporation or organization: Minnesota

      Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x ____ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ x ]

State issuer's revenues for its most recent fiscal year:      $1,407,414

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days: _______ Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 28, 2001 was: 1,484,843 -----------

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                                                            Page
                                      INDEX                                  No.

                                     PART I

Item 1.    Description of Business....................................        3

Item 2.    Description of Property....................................       10

Item 3.    Legal Proceedings..........................................       10

Item 4.    Submission of Matters to a Vote of Security Holders........       10

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters................................       10

Item 6.    Management's Discussion and Analysis
           or Plan of Operation.......................................       12

Item 7.    Financial Statements:......................................       14

                  Balance Sheet
                  December 31, 2000 and 1999..........................      F-2

                  Statement of Operations
                  Years Ended December 31, 2000 and 1999..............      F-4

                  Statements of Stockholders' Equity
                  December 31, 2000 and 1999..........................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2000 and 1999..............      F-6

                  Notes to Financial Statements.......................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure.........       14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act...............................................       15

Item 10.   Executive Compensation.....................................       16

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.................................................       17

Item 12.   Certain Relationships and Related Transactions.............       17

Item 13.   Exhibits and Reports on Form 8-K...........................       20

                                     PART I

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of plans and objectives of ours or our management or Board of Directors, including the on-going public sale of our shares, or estimates or predictions of actions by borrowers, competitors or regulatory authorities;
(iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about our business.

     This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include, among other things, interest rate fluctuations as they effect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made by us, which could adversely affect our ability to make distributions to our Shareholders; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein.

     The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by us should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by us prior to the effective date of such Act. Matters which are the subject of forward looking statements are beyond the our ability to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $1,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2001, we have made 45 loans to 40 churches in the aggregate amount of $15,105,750, with the average size being $385,683. Of the 45 loans we have made, eight loans totaling $2,372,000 have been repaid early by the borrowing churches. We also own, as of February 28, 2001, $2,617,000 principal amount of Church Bonds which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the three public offerings of our common stock.
Public Offerings

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of February 28, 2001, we had sold 280,969 shares, and had 1,484,843 shares outstanding and approximately 771 individual shareholders.

The Company's Business Activities

          Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, they review financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American have been engaged in the business of church financing since 1983, with a combined experience of approximately 75 years in this business. Since its inception, American has underwritten approximately 172 church bond financings, in which approximately $270,756,000 million in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,574,163 million.

          In thecourse of its business, American has identified a demand from potential borrowers for smaller loans of $100,000 to $1,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing has diminished for financings under $750,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reticence of banks to lend to churches for other than economic reasons. The Company's objective is to provide a lending source to this segment of the industry-by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American.

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

     Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase. All other mortgage loans made by us (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of us. Although we attempt to make mortgage loans for various terms typically ranging from three to twenty years, we may determine to emphasis longer-term fixed-rate loans in our discretion, in order to reduce the risk to us of downward interest rate fluctuations.

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



            Loan Type                          Interest Rate (1)             Origination Fee (2)
15 Year Term (3)                   Fixed @ Prime + 2.00%                               4.0%
20 Year Term (3)                   Fixed @ Prime + 2.25%                               4.0%
20 Year Term (3)                   Variable Annually @ Prime + 1.25%                   4.0%
Renewable Term  (4)                Fixed @ Prime plus:
     3 Year                               1.35%                                        4.0%
     5 Year                               1.50%                                        4.0%
     7 Year                               1.65%                                        4.0%
Construction 1 Year Term           Fixed @ Prime + 2.50%                               2.0%
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

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $1,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. We have borrowed against our line of credit and had an outstanding balance of $700,000 as of February 28, 2001. We may borrow up to 50% of the value of our Average Invested Assets to make loans regardless of our capacity to (i) sell the Shares on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our portfolio. Cash resources generally available to us consist primarily of the net proceeds from the sale of the Shares, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. As our business develops and over the course of time, cash resources available to us for lending purposes will include, in addition to the net proceeds from future sales of Shares (if any), (i) principal repayments from borrowers on loans made by us, (ii) dividends reinvested by our Shareholders electing the Dividend Reinvestment Plan, and (iii) funds borrowed under any line of credit arrangement.

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

     o provides office space and personnel as required for the performance of the foregoing services as Advisor; and

     o as requested by us, makes reports to us of its performance of the foregoing services and furnish's advice and recommendations with respect to other aspects of our business.

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

     (iii)An ALTA (American Land Title Association) or equivalent Mortgage Title Policy must be furnished to us by the borrower insuring our mortgage interest.

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

     (vii)In its discretion, the Advisor, on our behalf, may require (i) key-man life insurance on the life of the senior pastor of a church;
          (ii) personal  guarantees of church  members  and/or  affiliates;  and
          (iii) other security enhancements for our benefit.

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

     (iii)Investing in mortgage loans (including construction loans) on any one property which in the aggregate with all other mortgage loans on the property would exceed 75% of the appraised value of the property unless substantial justification exists because of the presence of other underwriting criteria;

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

     (xii)Selling or leasing to the Advisor, a Director or any Affiliate thereof unless approved by a majority of our Directors (including a majority of our Independent Directors), who are not otherwise interested in such transaction, as being fair and reasonable to us;

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

     (xiv)Investing or making mortgage loans unless a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or condition of title is obtained; or

     (xv) Issuing   shares  on  a  deferred   payment  basis  or  other  similar
          arrangement.

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

     Subject to the supervision of the Board of Directors, our business is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides us investment advisory and administrative services. The Advisor is owned by Philip
J. Myers. Philip J. Myers is Secretary of the Advisor and President of American Investors Group, Inc., the underwriter in our current public offering. The Advisor is not a registered investment advisor under the Investment Advisor's Act of 1940, nor are we a registered investment company under the Investment Company Act of 1940. As of the date of this Report, the Advisor employs five persons on a part- time or other basis. The Company does not presently expect to directly employ any persons in the foreseeable future, since all of our administrative functions and operations are contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly. See Item 11 "Security Ownership of Certain Beneficial Owners and Management," and Item 12 "Certain Relationships and Related Transactions."

Operations

     Our operations currently are located in the 8,400 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned by Mr. Reinhart and Mr. Myers. We are not charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. The Advisor paid rent and other fees to Yellow Circle Partners on a monthly basis in fiscal year 2000. Beginning January 1, 2001, the Advisor pays rent and other fees to Apostle Holdings, Corp.

Item 2.   Description of Property

     Our operations are located in the leased offices of American Investors Group, Inc., in Minnetonka, Minnesota. It is expected that for the foreseeable future our operations will continue to be housed in these or similar leased premises along with American's operations and those of the Advisor. We are not directly charged for rent, nor do we incur other costs relating to such leased space, since the Advisor is including this expense in the Advisory Fee.

Item 3.   Legal Proceedings.

     Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information

     As of February 28, 2001, 1,484,843 shares of our common shares were issued and outstanding in the public, excluding 20,000 shares owned by our initial shareholder DRM Holdings, Inc. Our initial public offering (SEC file 33-87570) which began July 11, 1995 was closed November 8, 1996 with 335,481 shares having been sold. On September 26, 1997, the Securities and Exchange Commission declared effective our second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of ours. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our second public offering on January 22, 1999. We sold 799,759 shares in our second public offering. On September 23, 1999, the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering is being conducted on a "best-efforts" bais pursuant to applicable rules of the Securities and Exchange Commission. As of February 28, 2001, we have sold 280,969 shares and have 1,484,843 shares outstanding and approximately 771 shareholders.

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

     Holders of Our Common Shares

     As of February 28, 2001, we had 771 record holders of our $.01 par common stock, including our first Shareholder, DRM Holdings, Inc., a Minnesota corporation and affiliate of the Advisor, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).

         Dividends

         We paid dividends for the prior fiscal year on our common stock as follows:


 Distribution Date:         For Quarter Ended:     Dollar Amount Distributed      Annualized Yield Per $10
                                                        Per Share:                     Share Represented:
   April 30, 2000             March 31, 2000         $.225                                9.00%
    July 30, 2000             June 30, 2000          $.2125                               8.50%
  October 30, 2000          September 30, 2000       $.1875                               7.50%
  January 30, 2001          December 31, 2000        $.20                                 8.00%

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

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to Shareholders, could be less than expected once we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods where we're selling shares by
(i) collecting from borrowers an origination fee at the time a loan is made (of which one-half of any origination fee charged in connection with a loan is paid directly to the Advisor as additional compensation--the other one-half is payable to us), and (ii) timing our lending activities to coincide as much as possible with sales of our Shares. However, there can be no assurance that either or both of these strategies will improve current yields to our Shareholders in periods of our business operations when capital is being raised through the sale of additional common shares. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our Shares in annual amounts which are equal to at least 95% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2000 we distributed substantially all of our taxable income to our Shareholders in the form of quarterly dividends. We intend to continue distributing all or a portion of such income to our Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in their Shares.

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

     Financial Condition

     During our year ended December 31, 2000 our total assets increased by $1,422,158 due primarily to sale of our common stock in our third "best efforts" public offerings. Our total liabilities increased by $61,065 due primarily to deferred income, dividends declared but not yet paid as of December 31, 2000.

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

     Results of Operations -1999

     During our fiscal year ended December 31, 1999 we funded fourteen more first mortgage loans and one second mortgage loan to churches totaling $5,696,000 and $235,000 respectively. We also purchased $1,382,000 principal amount of First Mortgage Church Bonds for a purchase price of $1,375,478. ___ During this year, three first mortgage loans and one second mortgage loan in the aggregate amounts of $952,000 and $100,000 respectively, were repaid early. We also sold $246,000 First Mortgage Church Bonds for $244,170 and sold our only Second Mortgage Church Bond for $100,000. We had two First Mortgage Church Bonds called for redemption (early repayment). The face amount of the combined bonds was $12,000.

     Results of Operations-2000

     Net income for our fiscal year ended December 31, 2000 was $1,140,253 on total revenues of $1,407,414 compared to $971,879 on total revenues of $1,109,436 for the year ended December 31, 1999. Interest income earned on the Company's portfolio of loans was $1,160,113 for the year ended December 31, 2000, compared to $848,346 for 1999. This increase was due to the fact that five new loans were originated in fiscal year ended December 31, 2000. Excluded from revenue for the year ended December 31, 2000 is $49,856 of origination income, or "points," we received. Recognition of origination income under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to Shareholders of at least 95% of "Taxable Income," the dividends declared and paid to our

     Shareholders for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 included origination income even though it was not recognized in its entirety as income for the period under GAAP. Our operating expenses for our fiscal year ended December 31, 2000 was $267,161 compared to $157,557 for our fiscal year ended December 31, 1999. This increase was due primarily to an increase in interest expense on our line of credit and fees paid to our advisor.

     Our Board of Directors declared quarterly dividends of $.225 for each share held of record on March 31, 2000, $.2125 per share held of record June 30, 2000, $.1875 per share held of record September 30, 2000, and $.20 per share held of record on December 31, 2000. Based on the four quarters of operations for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, the dividends paid represented a 9.00%, 8.50%, 7.50% and 8.00% annualized yield to Shareholders respectively for an effective overall annual dividend yield of 8.25% in 2000.

     Since our inception, we have experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarter ended March 31, 1999 and September 30, 2000. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on March 31, 1999 and September 30, 2000 was $.1875 representing an annualized yield of 7.50%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under "GAAP". By way of further comparison, the dividend payment made to March 30, 1999 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received form our second stock offering and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans. The dividend payment made to September 30, 2000 shareholders was significantly lower than the average dividend amount due directly to the fact that we did not originate any new loans in the quarter, therefore, we did not receive any origination income within the quarter.

     Our total assets increased from $12,915,590 at December 31, 1999 to $14,337,748 at December 31, 2000. The primary reason for the increase in total assets from December 31, 1999 through December 31, 2000 was a result of the sale and issuance of our common stock pursuant to our third public offering, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity rose from $11,953,319 at December 31, 1999 to $13,314,410 at December 31, 2000 for the same reasons. Our liabilities for both periods are primarily comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. The December 31, 2000 balance sheet also reflected a liability of $399,653 representing the balance as of such date on our line of credit with Beacon Bank.

     We began the sale of shares in our third public offering on September 22, 1999 and have sold 280,969 shares representing $2,809,690 as of February 28, 2001. During the two-month period ended February 28, 2001 our total assets again increased by $245,762 due primarily to the continued public sale of our common stock. All loans made by us range in interest rate charged to the borrowers from 9.50% to 12.00%. Many of our loans have repayment schedules of up to twenty years, but may be prepaid at any time without penalty. As of February 28, 2001, the average, principal-adjusted interest rate on our loan portfolio was 10.41%. Our portfolio of Church Bonds has an average current yield of 8.94%.

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

     In addition, we are able to borrow funds in an amount not to exceed 50% of our Average Invested Assets in order to increase our lending capacity. We currently have a $1,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2001 we have borrowed $700,000 against our line of credit. This credit line is secured by the pledge of $1,000,000 in principal amount of our Church Bonds. We are charged interest on the line of credit at a rate of the prime-interest rate, plus 1.00%. We have borrowed funds at a rate as low as 9.00% and as high as 10.50% (our current borrowing rate). Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds. However, there can be no assurance that we can loan funds out at rates higher than the rate at which we borrow the funds. We anticipate to "pay-down" our line of credit by (i) selling additional shares in our public offering; (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re- payments; and (iii) use the proceeds raised in our dividend reinvestment program. Increases or decreases in the prime lending rate as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

Item 7.  Financial Statements.

     Financial Statements required by this item can be found beginning on page F-1 of this Form-10KSB and are deemed incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None






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

            Name                 Age       Office                                        Director Since

   David G. Reinhart              48       President, Treasurer and Director                  1994
   V. James Davis                 56       Vice-President, Secretary and Director             1994
   Kirbyjon H. Caldwell           48       Independent Director                               1994
   Robert O. Naegele, Jr.         60       Independent Director                               1994
   Dennis J. Doyle                49       Independent Director                               1994
   John M. Clarey                 59       Independent Director                               1994


     David G. Reinhart, has been a Director of ours since our inception. He served as our President and Treasurer since January 19, 1999. He became President of Miller & Schroeder Financial, Inc., Minneapolis, Minnesota on December 29, 2000. He previously served as our Vice-President and Secretary from our inception until January 19, 1999. He also served as Chairman of the Board of Directors of American Investors Group, Inc., a Director and Officer of the Advisor, and President, director and shareholder of DRM Holdings, Inc. ("DRM"), the parent corporation of American until January 2001. Mr. Reinhart has served as legal counsel to banks, trust companies and broker-dealers in the area of church financings since approximately March 1984. He was employed in the St. Paul, Minnesota law firm of Reinhart Law Offices, P. A. from November 1985 to February 1987, and from July 1983 to November 1985 he was employed as an Associate Attorney with the law firm of Robins, Kaplan, Miller & Ciresi, Minneapolis, Minnesota. Mr. Reinhart received his Juris Doctor degree, cum laude, in May 1979, from Hamline University School of Law, St. Paul, Minnesota and received his Bachelor of Science degree in May 1976, from Northern Michigan University, Marquette, Michigan. Mr. Reinhart has practiced law in the areas of corporate finance and general business law since 1979 and has developed expertise in the area of church financing. He is employed from time-to-time as Adjunct Professor of Law, Hamline University School of Law.

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

     Dennis J. Doyle, has served as an Independent Director since September 1994. He is the majority shareholder and co-founder of Welsh Companies, Inc., Minneapolis, Minnesota--a full-service real estate company involved in property management, brokerage, investment sales, construction and residential and commercial development. Welsh Companies was co-founded by Mr. Doyle in 1980, and has five regional offices and 220 employees. Mr. Doyle is the recipient of numerous civic awards relating to his business skills. He also is a member of the Board of Directors of HEART (a non-profit organization), The Children's Theater (Minneapolis) and Grow Biz International, a publicly-owned company. He is also a member of the Board of Advisors of the Minnesota Real Estate Journal, and a member of the International Commercial Realty Services ("ICRS") and National Association of Office and Industrial Parks ("NAIOP").

     John M. Clarey, has served as an Independent Director since September 1994. Since January 1992, he has been employed as Executive Vice President of Miller & Schroeder Financial, Inc., a Minneapolis, Minnesota based investment banking firm and NASD-member broker-dealer. From February 1991 through December 1991, Mr. Clarey was a general partner of the Clarepoint Partners, LP, a private venture capital firm, of which he was one of the founders. From July 1989 to February 1991, he was a Senior Vice President of Miller, Johnson and Kuehn, Inc., a Minneapolis-based broker-dealer. From November 1980 to July 1989, Mr. Clarey served as President and Chief Executive Officer of Allison-Williams Company, a Minneapolis-based investment banking firm specializing in municipal and corporate finance. From September 1965 to November 1970, he was employed as Executive Vice President of Keenan & Clarey, Inc., a Minneapolis broker-dealer specializing in structuring and development of corporate debt issues and financings for churches and other non-profit corporations. During his career in the securities and finance industry, Mr. Clarey has been active as a senior officer and director of local, regional, and national trade and professional associations and has served as a volunteer officer and director of various charitable organizations. He graduated from Marquette University, Milwaukee, Wisconsin (1963) with a B.A. in economics.

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

Item 10.    Executive Compensation.

     Our two executive officers do not receive compensation from us, however, Mr. Davis and Mr. Reinhart each owned a one-third interest in the Advisor until May 15, 2000. On May 15, 2000, the Advisor was sold to Miller & Schroeder Financial, Inc., (Miller & Schroeder) a Minneapolis, Minnesota securities broker-dealer. The Advisor was re-purchased by Philip J. Myers, President of the Advisor, on December 29, 2000 from Miller & Schroeder. Mr. Davis and Mr. Reinhart no longer have any ownership in the advisor. The Advisor receives Advisory Fees under the terms of its Advisory Agreement with us. See Item 12 Certain Relationships and Related Transactions.

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

Warrants and Options

     On September 30, 1994, the Board of Directors adopted a Stock Option Plan for Directors and the Advisor (the "Option Plan") to be administered by our Directors, which provides for a grant of an option to purchase 3,000 shares of $.01 par value Common Stock, subject to certain adjustments, to a Director upon his or her appointment or election and upon each re-election (directors are elected annually) or to the Advisor upon the Advisor's appointment or annual re-appointment. The purchase price of the Common Stock granted under each option shall be the fair market value, as defined in the Option Plan, at the time the option is granted. On November 15, 1996, 1997, 1998, 1999 and 2000 we issued options under the Option Plan to each of our six directors and the President of the Advisor, to purchase 3,000 shares each. Options currently outstanding are 105,000 shares at a price of $10 per share. These options vest and are thus exercisable on or after November 15, 1996 and expire November 15, 2001 through November 15, 2005.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of February 28, 2001, the number of shares beneficially owned by each director and by all executive officers and Directors as a group, and the beneficial owner of 5% or more of our outstanding stock . Unless otherwise noted, each of the following persons has sole voting and investment power with respect to the Shares set forth opposite their respective names.

                                                       Number of Shares            Percent
     Name of Beneficial Owner (1)                    Beneficially Owned (2)        Of Class
     ----------------------------                    ----------------------       ----------
        Robert O. Naegele, Jr......................          5,000                   .34%
        V. James Davis.............................          2,530                   .17%
        Kirbyjon H. Caldwell.......................           ----                  ----
        Dennis J. Doyle............................           ----                  ----
        John M. Clarey.............................           ----                  ----
        All Executive Officers and Directors
             as a Group (five individuals).........          7,530                  .51%
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


The Advisor

     Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides investment advisory and administrative services. The Advisor is a wholly-owned subsidiary of Apostle Holdings Corp. Mr. Philip J. Myers owns all outstanding common stock of Apostle Holdings, Corp. As of the date of this Report, the Advisor employed, directly or otherwise, three persons on a part-time basis, including Philip J. Myers, our President and Scott
J. Marquis, our Vice President. Apostle Holdings Corp. also owns all of the outstanding stock of American Investors Group, Inc., of which Mssrs. Myers and Marquis are President and Chief Operating Officer respectively.

     Pursuant to the Advisory Agreement, we must pay the Advisor certain advisory fees and expenses, as defined in the agreement and remit one-half of any origination fee collected from a borrower in connection with mortgage loans made or renewed by us.

American Investors Group, Inc.

     Pursuant to the Underwriting Agreement in connection with our third public offering which commenced September 23, 1999 the underwriter (American) has been paid selling commissions equal to $165,987 as of February 28, 2001. We have also paid approximately $35,175 non-accountable expenses of the underwriter. In addition, we agreed to indemnify them, as underwriters against certain civil liabilities, including liabilities under the Securities Act of 1933. The public offering price of the Shares was determined by negotiations between us and the underwriter based on the price paid ($10.00 per share) by the initial shareholder and shareholders who purchased shares in our prior two public offerings. The following table sets forth the name and positions of certain officers and all directors of American:

        Name                                                   Position

   Philip J. Myers                            President, Secretary and Director
   Scott J. Marquis                          Chief Financial & Operating Officer


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

Church Loan Advisors, Inc.

     Our Advisor, Church Loan Advisors, Inc., is a Minnesota corporation (the "Advisor"). The Advisor was organized on May 27, 1994 to engage in the business of rendering lending and advisory services solely to us, and to administer our business affairs and operations. The Advisor's offices are located at 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

     The following table sets forth the names and positions of the officers and directors of the Advisor:

      Name                                               Position

  Philip J. Myers                             President, Treasurer and Director
  Scott J. Marquis                            Vice President, Secretary

     Philip J. Myers, age 44, is President, Treasurer and a Director of the Advisor, having served in such capacities since its inception. He is also currently employed full-time as President, Secretary and a Director of American Investors Group, Inc. Mr. Myers earned his Bachelor of Arts degree in Political Science in 1977 from the State University of New York at Binghamton and his Juris Doctor Degree from the State University of New York at Buffalo School of Law in 1980. From 1980 until 1982, Mr. Myers served as an attorney with the Division of Market Regulation of the U.S. Securities and Exchange Commission in Washington, D.C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989 when he became affiliated with American Investors Group, Inc., Mr. Myers was engaged as Senior Vice-President and General Counsel of Financial Planners Equity Corporation ("FPEC"), a 400 broker securities dealer formerly located in Marin County, California. He is a member of the New York, California (inactive status) and Minnesota Bar Associations, and a registered General Securities Principal.

     Scott J. Marquis, age 43, is Vice-President and Secretary of the Advisor, having served in such capacities since December 13, 1994. He is also currently employed full-time as Chief Financial and Operations Officer of American Investors Group, Inc., where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker-dealer, Piper, Jaffray Companies, in the capacity of supervisor of its trade clearance department. Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., and holds his Series 7, 63 and 27 licenses from the National Association of Securities Dealers, Inc.

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


                             AMERICAN CHURCH MORTGAGE COMPANY

Dated:  March 29, 2001

                           By:   /s/ David G. Reinhart
                           -------------------------------------
                           David G. Reinhart, President, Treasurer
                          (Chief Executive Officer and Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:       /s/ David G. Reinhart
         -------------------------------
         David G. Reinhart
         President , Treasurer and a Director

By:       /s/ V. James Davis
         --------------------------------
         V. James Davis
         Vice-President, Secretary  and a Director

By:       /s/ Dennis J. Doyle                             Date:       03/29/01
         ----------------------------------------                ---------------
         Dennis J. Doyle, Director

By:      /s/  John M. Clarey                             Date:       03/29/01
         ----------------------------------------                ---------------
         John M. Clarey, Director

By:      /s/ Robert O. Naegele, Jr.                      Date:       03/29/01
         -------------------------------------                   ---------------
         Robert O. Naegele, Jr.,  Director

By:      /s/ Kirbyjon H. Caldwell                        Date:       03/29/01
         --------------------------------------                  ---------------
         Kirbyjon H. Caldwell, Director

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2000 and 1999

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with audit standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                    Certified Public Accountants

Minneapolis, Minnesota
February 13, 2001

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet

                                                                                                December 31
                      ASSETS                                                              2000                   1999

Current Assets

    Cash and equivalents                                                        $        213,084       $        382,765

    Accounts receivable                                                                    9,892                  5,782
    Interest receivable                                                                   15,651
    Current maturities of mortgage loans receivable                                      276,565                218,398
    Current maturities of bond portfolio                                                  27,000                 17,000
    Prepaids                                                                               9,110                  2,917
                                                                                  --------------         --------------
            Total current assets                                                         551,302                626,862

Mortgage Loans Receivable, net of current maturities                                  11,463,484             10,189,529

Bond Portfolio, net of current maturities                                              2,262,962              2,039,199

Deferred Tax Asset                                                                        60,000                 60,000
                                                                                   -------------          -------------

            Total assets                                                             $14,337,748            $12,915,590
                                                                                      ==========             ==========


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                      Balance Sheet

                                                                                                 December 31

        LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2000                  1999


Current Liabilities

    Note payable, line of credit                                                    $        399,653    $        500,000
    Accounts payable                                                                          80,775
    Management fee payable                                                                    36,222
    Deferred income                                                                           21,174              23,078
    Dividends payable                                                                        293,629             274,280
                                                                                        ------------        ------------
            Total current liabilities                                                        831,453             797,358


Deferred Income, net of current maturities                                                   191,885             164,913


Stockholders' Equity

    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares

        Issued and outstanding, 1,469,817 at December 31, 2000
            and 1,322,289 shares at December 31, 1999                                         14,698              13,223
    Additional paid-in capital                                                            13,454,746          12,070,410
    Accumulated deficit                                                                     (155,034)           (130,314)
                                                                                         -----------         -----------
            Total stockholders' equity                                                    13,314,410          11,953,319
                                                                                          ----------          ----------

            Total liabilities and equity                                                 $14,337,748         $12,915,590
                                                                                          ==========          ==========


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                 Statement of Operations

                                                                                          Years Ended December 31
                                                                                          2000                  1999

Interest Income                                                                         $1,407,414           $1,109,436


Operating Expenses                                                                         267,161              157,557
                                                                                        ----------           ----------

Operating Income                                                                         1,140,253              951,879

Benefit from Income Taxes                                                                     -                 (20,000)
                                                                                        ----------            ---------

Net Income                                                                              $1,140,253           $  971,879
                                                                                         =========            =========

Basic and Diluted Income Per Common Share                                               $      .81           $      .81
                                                                                         =========            =========

Weighted Average Common Shares Outstanding                                               1,414,275            1,203,954
                                                                                         =========            =========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity

                                                                                Additional
                                                     Common Stock                 Paid-In            Accumulated
                                                  -------------------             Capital              Deficit
                                                   Shares        Amount


Balance, December 31, 1998                        1,087,646      $10,876       $ 9,973,200           ($   77,692)

    Issuance of 234,643 shares of
        common stock, net of
        offering costs                              234,643        2,347         2,097,210

    Net income                                                                                           971,879

    Dividends declared                                                                                (1,024,501)
                                                 ---------       -------        ----------             ---------

Balance, December 31, 1999                       1,322,289        13,223        12,070,410              (130,314)


    Issuance of 169,868  shares of
        common stock, net of offering
        costs                                      169,868         1,698         1,607,513


    Redemption of 22,340 shares of
        common stock                              (22,340)          (223)         (223,177)


    Net income                                                                                          1,140,253


    Dividends declared                                                                                 (1,164,973)
                                                                                                        ---------


Balance, December 31, 2000                      1,469,817        $14,698       $13,454,746           ($   155,034)
                                                =========         ======        ==========             ==========


Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                 Statement of Cash Flows

                                                                                            Years Ended December 31
                                                                                         2000                     1999


Cash Flows from Operating Activities

    Net income                                                                        $1,140,253            $   971,879
    Adjustments to reconcile net income to net cash
        from operating activities:
        Deferred income taxes                                                                                   (20,000)
        Amortization                                                                                                161
        Change in assets and liabilities
            Accounts receivable                                                           (4,110)                22,995
            Interest receivable                                                          (15,651)
            Prepaids                                                                      (6,193)                (2,917)
            Accounts payable                                                              80,775                (12,759)
            Management fees payable                                                       36,222
            Deferred income                                                               25,068                 73,811
                                                                                     -----------             -----------
            Net cash from operating activities                                         1,256,364              1,033,170

Cash Flows from Investing Activities

    Investment in mortgage loans receivable                                           (1,675,000)            (5,931,000)
    Collections of mortgage loans receivable                                             342,878              1,754,935
    Investment in bond portfolio                                                        (250,763)            (1,368,392)

    Proceeds from bond portfolio called/sold                                              17,000                336,190
                                                                                     -----------              ---------
            Net cash used for investing activities                                    (1,565,885)            (5,208,267)

Cash Flows from Financing Activities

    Net borrowings (payments) on note payable, line of credit                           (100,347)               500,000
    Proceeds from stock offering, net of offering costs                                1,609,211              2,102,209
    Redemptions                                                                         (223,400)                (2,652)

    Dividends paid                                                                    (1,145,624)              (983,225)
                                                                                       ---------              ---------
            Net cash from financing activities                                           139,840              1,616,332
                                                                                       ---------              ---------

Net Decrease in Cash and Equivalents                                                    (169,681)            (2,558,765)

Cash and Equivalents - Beginning of Year                                                 382,765              2,941,530
                                                                                      ----------             ----------

Cash and Equivalents - End of Year                                                   $   213,084            $   382,765
                                                                                      ==========             ==========

                                                      - Continued -
Notes to Financial Statements are an integral part of this Statement.

                                             AMERICAN CHURCH MORTGAGE COMPANY

                                                                                           Years Ended December 31
                                                                                          2000                    1999


Supplemental Schedule of Noncash Financing and
    Investing Activities

    Offering costs reclassified to additional
        paid-in capital                                                                 $  20,702            $   122,664
                                                                                         ========             ==========
    Dividends payable                                                                    $293,629            $   274,280
                                                                                          =======             ==========

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                        $  65,282            $     8,180
                                                                                         ========             ==========
        Income taxes                                                                    $     -              $        -
                                                                                         ========             ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2000 and 1999





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations. Loans have been made to churches located in 15 states as of December 31, 2000.

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2000 and 1999, such investments were $100,000 and $300,000 respectively. The Company has not experienced any losses in such accounts.

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2000 and 1999



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. However, at December 31, 2000 and 1999, management believes the mortgage loans receivable to be collectible in all material respects, and therefore, no allowance is presently provided.

Revenue Recognition

Interest income on mortgage loans is recognized as earned. Interest income on the bond portfolio is recognized as the ex-dividend date.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (subsequently amended by SFAS No. 138). This Statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2000 and 1999





2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2000, the Company had first mortgage loans receivable totaling $11,740,049. The loans bear interest ranging from 9.50% to 12.00%. At December 31, 1999, the Company had first mortgage loans receivable totaling $10,407,927 which bore interest ranging from 9.55% to 12.00%.

The Company also had a portfolio of secured church bonds at December 31, 2000 and 1999, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.75% to 10.50%. The combined principal of $2,289,962 at December 31, 2000 is due at various maturity dates between February 1, 2001 and February 1, 2019. Four bond issues comprised 87% of the total bond portfolio at December 31, 2000. Three bond issues comprised 85% of the total bond portfolio at December 31, 1999.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2000 is as follows:

                                                            Mortgage Loans       Bond Portfolio

2001                                                     $    276,565              $    27,000
2002                                                          309,578                   68,000
2003                                                          343,893                   37,000
2004                                                          382,029                  110,000
2005                                                          364,461                   60,000

Thereafter                                                 10,063,523                1,987,962
                                                           ----------                ---------


            Totals                                        $11,740,049               $2,289,962
                                                           ==========                =========

3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock is the fair market value at the grant date. Options outstanding are 105,000 shares at a price of $10 per share at December 31, 2000 and 1999. The options are exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2001 through November 15, 2005. No options were exercised as of December 31, 2000.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2000 and 1999





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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company has expensed Advisor management and origination fees of approximately $176,000 and $231,000 during 2000 and 1999, respectively. The Advisor waived origination fees of $12,250 and $0 during 2000 and 1999, respectively.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6.

5.  INCOME TAXES

The income tax benefit consists of the following components:

                                                         2000            1999
                                                         ----            ----


Current                                                $   -          $    -

Deferred                                                   -           (20,000)
                                                         ----           ------

            Total tax benefit                         $    -          ($20,000)
                                                         ====          =======

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2000 and 1999





5.  INCOME TAXES - Continued

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 95% of its taxable income. In 2000, the Company had pretax income of $1,140,253 and distributions to shareholders in the form of dividends during the tax year of $1,164,973. The expected tax expense to the Company, pre-dividends would have been $387,686. In 1999, the Company had pretax income subject to tax of $951,879 and distributions to shareholders in the form of dividends during the tax year of $1,024,501. The expected tax expense to the Company, pre-dividends, would have been $323,639.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                                       2000               1999
                                                                       ----               ----


Expected tax expense (benefit)                                       $387,686           $323,639

Benefit of REIT distributions                                        (400,798)          (343,639)

Valuation allowance                                                    13,112
                                                                      -------            -------

            Totals                                                   $    -           ($  20,000)
                                                                      =======           ========

The components of deferred income taxes are as follows:

                                                                       2000               1999
                                                                       ----               ----


Loan origination fees                                                 $60,000            $60,000
                                                                       ======             ======

The total deferred tax assets are as follows:

                                                                       2000               1999
                                                                       ----               ----


Deferred tax assets                                                   $73,112            $60,000

Deferred tax asset valuation allowance                                (13,112)
                                                                       ------             ------


            Net deferred tax asset                                    $60,000            $60,000
                                                                       ======             ======

The change in the valuation allowance was $13,112 and $0 for 2000 and 1999, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2000 and 1999


6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a second Registration Statement with the Securities and Exchange Commission for a public offering of its common stock in 1997. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by a managing underwriter (an affiliate of the Advisor) and a co-underwriter on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 26, 1997 and concluded on January 22, 1999. A total of 799,759 shares were sold

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock is required. The stock sale commenced on September 23, 1999. A total of 119,663 shares were sold through December 31, 1999.

During 2000, the Company filed a Registration Statement with the Securities and Exchange Commission to extend its third public offering of its common stock through September 23, 2001. A total of 269,286 shares were sold through December 31, 2000.

Pursuant to the terms of the Underwriting Agreements, the Company paid the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $94,000 and $170,000 during 2000 and 1999, respectively, in connection with these last two public offerings.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2000 and 1999:

                                                          2000                                   1999
                                            --------------------------------        --------------------------------
                                               Carrying              Fair             Carrying             Fair
                                                 Amount              Value             Amount             Value
                                              ----------        -------------        ----------       --------------


Cash and equivalents                       $     213,084       $     213,084       $     382,765     $     382,765

Accounts receivable                                9,892               9,892               5,782             5,782
Interest receivable                               15,651              15,651
Mortgage loans receivable                     11,740,049          11,740,049          10,407,927        10,407,927
Bond portfolio                                 2,289,962           2,289,962           2,056,199         2,056,199

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 2000 and 1999





7.  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2001. Interest is charged at 1% over the prime rate totaling 10% and 9.5% at December 31, 2000 and 1999, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $399,653 and $500,000 at December 31, 2000 and 1999, respectively.