Form 10QSB
period 2001-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2001-05-16
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No ___


The number of shares outstanding of the Registrant's stock as of April 30, 2001 was:
                  1,498,624 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                       INDEX                              Page
                                                                           No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 2001 and December 31, 2000.......3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2001 and 2000...... 4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2001 and 2000..............5

                  Statement of Stockholder's Equity.........................6

                  Notes to Financial Statements ........................... 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................... 10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............12

Item 6.  Exhibits and Reports on Form 8-K .................................12

                  Signatures...............................................12

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                       March 31,              December 31,
                                                                         2001                    2000
                                                                     ------------            ------------
                                                                     (Unaudited)              (Audited)

Assets:

 Current Assets
     Cash and Cash Equivalents..............................     $      509,073            $      213,084
     Current Maturities of  Loans Receivable................            282,319                   276,565
     Current Maturities of Bonds Receivable.................             28,000                    27,000
     Accounts Receivable....................................             12,174                     9,892
     Interest Receivable....................................             66,200                    15,651
     Prepaids...............................................              9,372                     9,110
                                                                   ------------               -----------
         Total current Assets:                                          907,138                   551,302

     Loans Receivable, net of current maturities & reserves.         11,392,039                11,463,484
     Bonds receivable.......................................          2,402,231                 2,262,962
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                    -----------               -----------

         Total Assets:                                            $  14,761,408              $ 14,337,748
                                                                    ===========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Line of Credit.........................................    $       699,653            $      399,653
     Accounts Payable.......................................             30,074                    80,775
     Management Fee Payable.................................              - 0 -                    36,222
     Deferred Income........................................             20,611                    21,174
     Dividends Payable......................................            315,113                   293,629
                                                                    -----------                ----------
         Total current Liabilities:.........................          1,065,451                   831,453

     Deferred Income........................................            186,855                   191,885


     Shareholders' Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,488,344
          as of March 31, 2001, 1,322,289 shares as of
          December 31, 2000.................................             14,883                    14,698
     Additional Paid in Capital.............................         13,629,968                13,454,746
     Accumulated Deficit....................................           (135,749)                 (155,034)
                                                                  -------------               -----------
         Total Shareholders' Equity:                                 13,509,102                13,314,410
                                                                    -----------                ----------
                                                                   $ 14,761,408              $ 14,337,748
                                                                    ===========                ==========



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Three Months Ended
                                                              March 31,        March 31,
                                                                2001             2000
                                                                ----             ----

Revenues

     Interest Income Loans...........................      $   291,568    $     270,952
         Interest Income Other.......................          106,786           67,080
     Capital Gains Realized..........................              307              558
     Origination Income..............................            6,740            6,373
                                                             ---------        ---------
         Total Revenues:                                       405,401          344,963

Expenses

     Professional fees...............................           43,534           41,022
     Director fees...................................              800              800
     Interest Expense................................           16,685           18,024
     Other...........................................            9,984            5,006
                                                              --------        ---------
         Total Expenses:                                        71,003           64,852

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        ---------

Net Income ..........................................      $   334,398      $   280,111
                                                             =========        =========

Income Per Common Share..............................  $           .23  $           .20

Weighted Average Common Shares
      Outstanding....................................        1,482,312        1,378,249


Dividends Declared...................................       $  315,113      $   306,723

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                               For the Three                 For the Three
                                                                Months Ended                  Months Ended
                                                                  March 31,                     March 31,
                                                                    2001                          2000
                                                                    ----                          ----



Cash Flows From Operating Activities

Net Income                                                   $     334,398               $       280,111
Adjustments to reconcile net income to net cash
  used in operating activities:
         Loan Loss Reserve                                           2,555                         - 0 -

  Change in assets and liabilities:
     Deferred income                                                (5,593)                       17,342
     Accounts receivable                                           (52,832)                      (20,493)
     Prepaids                                                         (262)                        1,250
     Increase in accounts payable                                  (86,923)                        1,375
                                                              ------------                     ---------
         Net cash from operating activities                        191,343                       279,585



Cash Flows From Investing Activities

     Investment in mortgage loans                                    - 0 -                      (950,000)
     Collections of mortgage loans                                  63,136                        52,014
     Investment in bonds                                          (308,000)                        - 0 -
     Proceeds from bond portfolio                                  167,732                          (237)
                                                               -----------                 -------------
         Net cash used for investing activities                    (77,132)                     (898,223)

Cash Flows From Financing Activities


     Net borrowing on line of credit                               300,000                       300,000
     Proceeds from stock offering                                  175,407                       656,571
     Dividends Paid                                               (293,629)                     (274,280)
                                                                  --------                      --------
         Net cash from financing activities                        181,778                       682,291


     Net increase in cash                                          295,989                        63,653

Cash

     Beginning of period                                           213,084                       382,765
                                                                  --------                      --------

     End of period                                               $ 509,073                     $ 446,418
                                                                  ========                      ========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                            $  315,113                   $   306,723
                                                                  --------                     ---------


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                              Additional
                                                   Common Stock                Paid-In            Accumulated
                                             Shares            Amount          Capital              Deficit

Balance, December 31, 2000                  1,469,817      $    14,698      $ 13,454,746         $  (155,034)

     Issuance of 18,527 shares of
         common stock, net of
         offering costs                       18,527               185          175,222

     Net Income                                                                                       334,398


     Dividends declared                                                                              (315,113)
                                           ----------        ---------     -------------           ----------

Balance, March 31, 2001(unaudited)         1,488,344          $ 14,883      $ 13,629,968           $ (135,749)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2001
-------------------------------------------------------------------------------

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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 2000 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the three month period ended March 31, 2001, the Company bought $308,000 bonds at par. In addition, during the same three month period, the Company sold $143,000 of its bonds at par, which was the same as amortized cost, to an affiliate of the Advisor (see note 4). There were no gains or losses on the sale.

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. At March 31, 2001, the Company followed its loan reserve policy and provided $2,555 for one mortgage loan which is three mortgage payments in arrears. In addition, the Company expensed $2,778 of interest due and payable but never received from the same mortgage loan in arrears.

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


2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2001, the Company had mortgage loans receivable totaling $11,676,913. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at March 31, 2001 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.75% to 10.50%. The combined principal of $2,440,000 at March 31, 2001 is due at various maturity dates between May 1, 2001 and April 1, 2019.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2001 is as follows:

                                                            Mortgage Loans          Bond Portfolio

         2002                                              $     282,319          $     28,000
         2003                                                    319,858                65,000
         2004                                                    352,411                98,000
         2005                                                    391,416                56,000
         2006                                                    434,756                53,000
     Thereafter                                                9,896,153             2,140,000

     Less loan loss reserve                                       (2,555)
     Less discounts from par                                                            (9,769)
                                                              ----------            ----------

            Totals                                            $11,674,358           $2,430,231
                                                               ==========            =========

3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 105,000 shares at a price of $10 per share at March 31, 2001. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2001 through November 15, 2005. No options were exercised as of March 31, 2001.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $36,558 and $0 through March 31, 2001.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6.

5.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999. A total of 189,407 shares have been sold through March 31, 2001.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                              March 31, 2001                 December 31, 2000
                                   -------------------------------      ---------------------------
                                        Carrying         Fair            Carrying         Fair
                                         Amount          Value            Amount          Value
                                      ----------      ----------        ----------      ---------

     Cash and equivalents           $    509,073  $     509,073     $     213,084  $     213,084
     Accounts receivable                  12,174         12,174             9,892          9,892
     Mortgage loans receivable        11,674,358     11,674,358        11,740,049     11,740,049
     Bond portfolio                    2,430,231      2,430,231         2,289,962      2,289,962

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company has obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2001. Interest is charged at 1% over the prime rate totaling 8.50% at March 31, 2001. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $699,653 at March 31, 2001.

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

On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of March 31, 2001 we had sold 284,469 shares and had 1,483,344 shares outstanding and approximately 773 individual shareholders.

We currently have thirty first mortgage loans aggregating $11,528,750 in principal amount, four second mortgage loans aggregating $845,000 in principal amount and $2,440,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

During the three month period ended March 31, 2001 our total assets increased by $423,660 due primarily to sale of our common stock. Total liabilities increased by $228,968 due to dividends declared but not yet paid as of March 31, 2001 and increased borrowings on our line of credit. All loans we have made range in interest rate charged to the borrowers from 9.50% to 12.00%. As of March 31, 2001, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.41%. The Company's portfolio of bonds has an average current yield of 8.94%.

Net income for the Company's three month period ended March 31, 2001 was $334,398 on total revenues of $405,401. Interest income earned on our portfolio of loans was $291,568 We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended March 31, 2001 may included origination income even though it is not recognized in its entirety for the period under GAAP. However, as of March 31, 2001 we had not realized any origination income during the first three months of the fiscal year.

Our Board of Directors declared dividends of $.2125 for each share held of record on March 31, 2001. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid April 30, 2001 represents a 8.50% annual rate of return on each share of common stock owned and purchased for $10 per share.. Shareholders' Equity rose $194,692 to $13,509,102 for the same reason. Our liabilities at the end of the three month period ended March 31, 2001 are primarily comprised of a our borrowings on our line of credit and dividends declared as of March 31, 2001 but not yet paid.

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

We may borrow funds in an amount not to exceed 50% of our average invested assets. On July 22, 1999 we obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1% over the prime rate totaling 8.50% at March 31, 2001. The line of credit is collateralized by the mortgage secured bonds we own. We have borrowed $699,653 against our line of credit as of March 31, 2001. During the three month period ended March 31, 2001 we had paid $16,685 in interest expense.

For the period ended March 31, 2001 cash from operating activities decreased to $191,343 from $279,585 from the comparative period ended March 31, 2000, primarily due to a increase in accounts receivable and reduction in accounts payable.

For the period ended March 31, 2001 cash used for investing activities decreased to $77,132 from $898,223 from the comparative period ended March 31, 2000, primarily due to a reduction in investments in mortgage loans.

For the period ended March 31, 2001 cash from financing activities decreased to $181,778 from $682,291 from the comparative period ended March 31, 2000, primarily due to reduced proceeds from the stock offering.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.



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

         Dated:    May 15, 2001


                                      AMERICAN CHURCH MORTGAGE COMPANY



                               By:    /s/ Philip J. Myers
                                     ------------------------------------------
                                          Philip J. Myers
                                          Chief Executive Officer, Treasurer
                                          (and Chief Financial Officer)


                               By:    /s/ V. James Davis
                                      -----------------------------------------
                                          V. James Davis
                                          Vice President and Secretary
file:f:\acmc\10q1st01.wpd