Form 10QSB
period 2001-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2001-08-13
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No ____.

 The number of shares outstanding of the Registrant's stock as of July 31, 2001 was: 1,589,265 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                              Page
                                                                          No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

 Balance Sheets June 30, 2001 and December 31, 2000..................     3

 Statements of Operations
    Six Month Periods Ending June 30, 2001 and 2000..................     4
  Interim Three Month Periods Ending
    June 30, 2001 and 2000...........................................     4

 Statements of Cash Flows
    Six Months Ended June 30, 2001 and 2000..........................     5

 Statement of Stockholders Equity....................................     6

 Notes to Financial Statements ......................................     7

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations ................................    10

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.........    12

Item 6.  Exhibits and Reports on Form 8-K ...........................    12

                  Signatures.........................................    12

Item 1. Financial Statements:

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                      June 30,              December 31,
                                                                       2001                     2000
                                                                   ------------             ------------
                                                                     (Unaudited)             (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $      110,620             $     213,084
     Current Maturities of Loans Receivable.................            321,212                   276,565
     Current Maturities of Bonds Receivable.................             67,000                    27,000
     Accounts Receivable....................................             31,108                     9,892
     Interest Receivable....................................             73,884                    15,651
     Prepaids...............................................              9,373                     9,110
                                                                 --------------              ------------
         Total current Assets:                                          613,197                   551,302

     Loans Receivable, net of Current Maturities & Reserves          11,805,316                11,463,484
     Bonds Receivable, net of Current Maturities............          2,033,224                 2,262,962
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                           $   14,511,737              $ 14,337,748
                                                                    ===========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Line of Credit.........................................$              - 0 -            $     399,653
     Accounts Payable.......................................             26,144                    80,775
     Management Fee Payable.................................             43,517                    36,222
     Deferred Income........................................             19,471                    21,174
     Dividends Payable......................................            339,175                   293,629
                                                                   ------------                ----------
         Total current Liabilities:.........................            428,307                   831,453

     Deferred Income........................................            195,816                   191,885


     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,530,963
          as of June 30, 2001, 1,469,817 shares as of
          December 31, 2000.................................             15,310                    14,698
     Additional Paid in Capital.............................         14,033,508                13,454,746
     Accumulated deficit....................................           (161,204)                 (155,034)
                                                                    -----------              ------------
         Total Shareholders Equity:                                  13,887,614                13,314,410
                                                                     ----------               -----------
                                                                   $ 14,511,737              $ 14,337,748
                                                                     ==========               ===========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                 Six Months Ended                   Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               2001              2000              2001            2000
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................      $   638,902       $  575,239     $     296,687        $ 304,287
     Interest Income Other...........................          129,995          117,321            72,672           50,241
     Capital Gains Realized..........................            4,613              691             4,307              133
     Origination Income..............................           11,089           13,080             5,496            6,707
                                                              --------        ---------         ---------        ---------
                  Total Revenues:                              784,599          706,331           379,162          361,368

Expenses
     Professional fees...............................           10,331           14,079             3,357           14,023
     Director fees...................................            1,600            1,600               800              800
     Amortization....................................            - 0 -            2,500            - 0 -             1,250
     Interest Expense................................           25,132           38,851             8,448           20,828
     Advisory Fees...................................           80,075           82,666            43,517           41,700
     Other...........................................           19,342            7,511             9,357            3,754
                                                             ---------         --------          --------         --------
         Total Expenses:                                       136,480          147,207            65,479           82,355

Provision for
  Income Taxes.......................................            - 0 -            - 0 -             - 0 -            - 0 -
                                                           -----------         --------         ---------      -----------

Net Income ..........................................        $ 648,119      $   559,124       $   313,683        $ 279,013
                                                              ========         ========          ========         ========

Income Per Common Share..............................            $ .43            $ .40            $  .21            $ .20

Weighted Average Common Shares
      Outstanding....................................        1,493,332        1,381,494          1,523,707       1,400,438


Dividends Declared...................................      $   654,288     $    604,143         $ 339,175        $ 297,420

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



                                                               For the Six                   For the Six
                                                               Months Ended                  Months Ended
                                                                 June 30,                       June 30,
                                                                  2001                           2000

Cash Flows From Operating Activities
Net Income                                                   $     648,119                 $     559,124
Adjustments to reconcile net income to net cash
  used in operating activities:
     Loan Loss Reserves                                              8,546                         - 0 -
     Amortization                                                    - 0 -                         2,500
  Change in assets and liabilities:
     Deferred income                                                 2,228                        23,384
     Accounts and interest receivable                              (79,449)                      (14,424)
     Prepaids                                                         (263)                        - 0 -
     Accounts payable                                              (47,336)                       28,604
                                                                ----------                    ----------
         Net cash from operating activities                        531,845                       599,188


Cash Flows From Investing Activities
     Investment in mortgage loans                                 (523,000)                   (1,031,198)
     Collections of mortgage loans                                 127,975                       112,028
     Investment in bonds                                          (450,000)                       (8,000)
     Proceeds from bond portfolio                                  639,737                        15,630
                                                               -----------                    ----------
         Net cash used for investing activities                   (205,288)                     (911,540)

Cash Flows From Financing Activities
     Net borrowing (payment) on line of credit                    (399,653)                      300,000
     Proceeds from stock offering                                  579,374                       855,413
     Dividends Paid                                               (608,742)                     (581,003)
                                                               -----------                    ----------
         Net cash from (used for) financing activities            (429,021)                      574,410
                                                             -------------                   -----------

     Net increase (Decrease) in Cash                              (102,464)                      262,058

Cash
     Beginning of period                                           213,084                       382,765
                                                              ------------                    ----------

     End of period                                        $        110,620                 $     644,823
                                                                ==========                     =========


Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                        $      339,175                 $     297,420
     Dividends reinvested                                  $        97,366                 $     114,048

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest Expense                                    $        25,132                 $      38,851

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                   Additional
                                                   Common Stock                     Paid-In                 Accumulated
                                             Shares            Amount               Capital                   Deficit

Balance, December 31, 2000                  1,469,817        $   14,698         $ 13,454,746             $    (155,035)

     Issuance of 61,146 shares of
         common stock, net of
         offering costs                       61,146               612               578,762

     Net Income                                                                                                648,119


     Dividends declared                                                                                       (654,288)
                                        --------------- ---------------     ----------------                ----------

Balance, June 30, 2001     (unaudited)     1,530,963         $  15,310          $ 14,033,508              $   (161,204)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2001
-------------------------------------------------------------------------------

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

The Company classifies its bond portfolio as "available-for sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the six month period ended June 30, 2001, the Company bought $450,000 bonds at par. In addition, during the same six month period, the Company sold $626,000 of its bonds at or above cost.

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. At June 30, 2001, the Company followed its loan reserve policy and provided $8,546 for one mortgage loan which is six mortgage payments in arrears. In addition, the Company expensed $2,778 of interest due and payable but never received from the same mortgage loan in arrears.

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

3.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2001, the Company had mortgage loans receivable totaling $12,135,074. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2001 which are carried at cost net of discount. The bonds pay either semi-annual or quarterly interest ranging from 6.65% to 10.50%. The combined principal of $2,104,000 at June 30, 2001 is due at various maturity dates between November 1, 2001 and February 1, 2019.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2001 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2001                                             $      321,212         $      67,000
         2002                                                    302,610                68,000
         2003                                                    335,969                37,000
         2004                                                    343,020                91,000
         2005                                                    636,183                60,000
     Thereafter                                               10,196,080             1,781,000
                                                              ----------             ---------
                                                              12,135,074             2,104,000
     Less loan loss reserves                                      (8,546)
     Less discounts from par                                                            (3,776)

            Totals                                           $12,126,528            $2,100,224
                                                              ==========             =========

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 105,000 shares at a price of $10 per share at June 30, 2001. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2001 through November 15, 2005. No options were exercised as of June 30, 2001.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $80,075 and $10,160 through June 30, 2001.

The Advisor and the Company are related through common ownership and common management. See note 6.

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999. A total of 326,073 shares have been sold through June 30, 2001.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                           June 30, 2001                    December 31, 2000
                                   -------------------------------    ----------------------------
                                       Carrying         Fair           Carrying           Fair
                                        Amount          Value            Amount          Value
                                      ----------    -------------     ----------    --------------

     Cash and equivalents           $    110,620  $     110,620     $     213,084  $     213,084
     Accounts receivable                  31,108         31,108             9,892          9,892
     Mortgage loans receivable        12,126,528     12,126,528        11,740,049     11,740,049
     Bond portfolio                    2,100,224      2,100,224         2,056,199      2,056,199

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company has a $1,000,000 line of credit, subject to certain borrowing base limitations, through August 1, 2001. Interest is charged at 1% over the prime rate totaling 7.75% at June 30, 2001. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at June 30, 2001.

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

On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of June 30, 2001 we had sold 326,073 shares and had 1,530,963 shares outstanding and approximately 799 individual shareholders.

We currently have thirty two first mortgage loans aggregating $12,051,750 in principal amount, five second mortgage loans aggregating $845,000 in principal amount and $2,104,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

During the six month period ended June 30, 2001 our total assets increased by $173,989 due primarily to sale of our common stock. Total liabilities decreased by $399,215 due to the paydown on our line of credit. During the three month period ending June 30, 2001 we funded three additional mortgage loans to churches for an aggregate amount of $523,000 and purchased $450,000 in First Mortgage bonds issued by Churches. All loans we have made range in interest rate charged to the borrowers from 9.50% to 12.00%. As of June 30, 2001, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.41%. The Company's portfolio of bonds has an average current yield of 9.53%.

Net operating income for the Company's three month period ended June 30, 2001 was $313,683 on total revenues of $379,162. Interest income earned on our portfolio of loans was $294,698. Excluded from revenue for the three month period ended June 30, 2001 is $13,219 of origination income, or "points," we received , recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received.
Accordingly, because we have elected to operate as a real estate investment trust we distribute to shareholders at least 95% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended June 30, 2001 included origination income even though it is not recognized in its entirety for the period under GAAP.

Our Board of Directors declared dividends of $.225 for each share held of record on June 30, 2001. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid July 30, 2001 represents a 9.00% annual rate of return on each share of common stock owned and purchased for $10 per share.

Our total assets for the three month period ended June 30, 2001 increased $249,671 to $14,511,737 primarily as a result of the sale and issuance of our common stock pursuant to our current public offering, the proceeds of which were deployed into three new mortgage loans, purchase of First Mortgage Church bonds and equivalent money market obligations. Shareholders' Equity rose $128,841 to $13,887,614 for the same reason. Our liabilities at the end of the sixth month period ended June 30, 2001 are primarily comprised of dividends declared yet have not been paid, management/account fees payable and deferred income, reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan.

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

We may borrow funds in an amount not to exceed 50% of our average invested assets. We obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1% over the prime rate totaling 7.75% at June 30, 2001. The line of credit is collateralized by the mortgage secured bonds we own. There was no outstanding balance against our line of credit as of June 30, 2001. During the six month period ended June 30, 2001 we had paid $25,132 in interest expense.

For the period ended June 30, 2001 cash from operating activities decreased to $531,845 from $599,188 from the comparative period ended June 30, 2000, primarily due to a increase in accounts receivable and reduction in accounts payable.

For the period ended June 30, 2001 cash used for investing activities decreased to $205,288 from $911,540 from the comparative period ended June 30, 2000, primarily due to a reduction in investments in mortgage loans.

For the period ended June 30, 2001 cash used for financing was $429,021 versus $574,410 from financing activities for the comparative period ended June 31, 2000, primarily due to pay-down on our line of credit.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.



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

         Dated:    August 14, 2001


                                               AMERICAN CHURCH MORTGAGE COMPANY



                                     By:   /s/ Philip J. Myers
                                           -------------------------------------
                                           Philip J. Myers
                                           Chief Executive Officer, Treasurer
                                           (and Chief Financial Officer)


                                     By:   /s/ V. James Davis
                                          --------------------------------------
                                           V. James Davis
                                           Vice President and Secretary