Form 10QSB
period 2001-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2001-11-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2001

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

                            10237 Yellow Circle Drive
                              Minnetonka, MN 55343
                            Telephone: (952) 945-9455


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's stock as of October 31, 2001 was:
                  1,779,876 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                               Page
                                                                           No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets September 30, 2001 and December 31, 2000.. 3

                  Statements of Operations
                    Nine Month Periods Ended September 30, 2001 and 2000... 4 Interim Three Month Periods Ended
                           September 30, 2001 and 2000..................... 4

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2001 and 2000.......... 5

                  Statement of Stockholders Equity......................... 6

                  Notes to Financial Statements ........................... 7-9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................... 10-11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............. 12

Item 6.  Exhibits and Reports on Form 8-K ................................ 12

                  Signatures.............................................. 12

Item 1. Financial Statements


AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                 September 30,            December 31,
                                                                   2001                      2000
                                                           --------------------     ---------------------
                                                                (Unaudited)              (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................      $   2,361,308           $       213,084
     Current Maturities of Loans Receivable.................            300,525                   276,565
     Current Maturities of Bonds Receivable.................            104,000                    27,000
     Accounts Receivable....................................             14,813                     9,892
     Interest Receivable....................................             74,380                    15,651
     Prepaids...............................................              - 0 -                     9,110
                                                                ---------------               -----------
         Total Current Assets:                                        2,855,026                   551,302

     Loans Receivable, net of current maturities............         11,790,097                11,463,484
     Bonds Receivable, net of current maturities............          2,056,798                 2,262,962
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------               -----------

         Total Assets:                                             $ 16,761,921              $ 14,337,748
                                                                     ==========                ==========

Liabilities and Stockholder's Equity:

  Current Liabilities:
     Line of Credit......................................... $            - 0 -             $     399,653
     Accounts Payable.......................................              2,073                    80,775
     Management Fee Payable.................................             44,112                    36,222
     Deferred Income........................................             18,648                    21,174
     Dividends Payable......................................            325,298                   293,629
                                                                     ----------               -----------
         Total current Liabilities:.........................            390,131                   831,453

     Deferred Income, net of current deferred income........            203,578                   191,885


     Stockholder's Equity
     Common stock, par value $.01 per share; authorized
       30,000,000 shares; issued and outstanding 1,774,879
        as of September 30, 2001, 1,469,817 shares as of
        December 31, 2000...................................             17,749                    14,698
     Additional Paid in Capital.............................         16,320,261                13,454,746
     Accumulated Deficit....................................           (169,798)                 (155,034)
                                                                    -----------               -----------
         Total Stockholders Equity:                                  16,168,212                13,314,410
                                                                    -----------                ----------

                                                                   $ 16,761,921              $ 14,337,748
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  Nine Months Ended                Three Months Ended
                                                                     September 30,                    September 30,
                                                                 2001            2000              2001            2000
                                                              --------        ---------         ---------       ---------


Revenues
     Interest Income, Loans..........................      $   937,731        $ 864,536         $ 298,829        $ 289,296
     Interest Income, Other..........................          194,052          169,024            68,316            6,243
     Capital Gains Realized..........................            5,690              979             1,077              289
     Origination Income..............................           21,850           19,323            10,761           51,703
                                                           -----------        ---------          --------        ---------
         Total Revenues:                                     1,159,323        1,053,862           378,983          347,531

Expenses
     Professional Fees...............................           16,296           19,381             5,965            5,302
     Director Fees...................................            2,400            2,400               800              800
     Amortization....................................            - 0 -            2,917             - 0 -              417
     Interest Expense................................           26,649           54,378             1,517           15,526
     Advisory Fees...................................          124,187          118,167            44,112           35,501
     Other...........................................           24,968           15,173             5,625            7,663
                                                              --------        ---------           -------        ---------
         Total Expenses:                                       194,500          212,416            58,019           65,209

Net Operating Income.................................        $ 964,823        $ 841,446         $ 320,964        $ 282,322
                                                               -------          -------           -------          -------

Provision for
  Income Taxes.......................................           - 0 -            - 0 -             - 0 -            - 0 -
                                                           -----------       ----------       -----------       ----------

Net Income ..........................................        $ 964,823        $ 841,446         $ 320,964        $ 282,322
                                                               =======         ========           =======          =======

Income Per Common Share..............................            $ .63            $ .60             $ .20           $  .20

Weighted Average Common Shares
      Outstanding....................................        1,533,589        1,396,110         1,622,717        1,440,686

Dividends Declared...................................        $ 979,586       $  871,344         $ 325,298        $ 267,201

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               For the Nine                   For the Nine
                                                               Months Ended                   Months Ended
                                                               September 30,                 September 30,
                                                                    2001                          2000
                                                            -----------------             -------------------

Cash Flows From Operating Activities
Net Income                                                    $    964,823               $       841,446
Adjustments to reconcile net income to net cash
  used in operating activities:
     Loan loss reserves                                              8,546                         - 0 -
Change in assets and liabilities:
     Deferred income                                                 9,167                        17,141
     Accounts and interest receivable                              (63,651)                      (26,602)
     Accounts payable                                              (70,812)                       43,712
     Prepaids                                                        9,110                        (6,193)
                                                                 ---------                      --------
         Net cash from operating activities                        857,183                       869,504

Cash Flows From Investing Activities
     Investment in mortgage loans                                 (898,000)                   (1,129,194)
     Collections of mortgage loans                                 538,881                       170,608
     Investment in bonds                                          (776,040)                        - 0 -
     Proceeds from bond portfolio                                  905,205                         7,378
                                                                  --------                  ------------
         Net cash used for investing activities                   (229,954)                     (951,208)

Cash Flows From Financing Activities

     Payment on line or credit (net)                              (399,653)                     (100,056)
     Proceeds from stock offering                                2,868,565                     1,261,260
     Dividends Paid                                               (947,917)                     (878,424)
                                                                 ---------                    ----------
            Net cash from financing activities                   1,520,995                       282,780
                                                                 ---------                   -----------

     Net increase in Cash                                        2,148,224                       201,076

Cash
     Beginning of period                                           213,084                       382,765
                                                                ----------                   -----------

     End of period                                             $ 2,361,308                 $     583,841
                                                                 =========                  ============

Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                          $    325,298                 $     267,201
     Deferred offering costs financed through
        accounts payable                                  $          - 0 -                $        9,110
     Dividends reinvested                                     $    152,325                  $    160,870

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest Expense                                       $     26,649                 $      54,378


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------



                                                                                Additional
                                                     Common Stock                Paid-In                    Accumulated
                                           Shares             Amount             Capital                    Deficit
                                        ------------         --------          ------------             --------------

Balance, December 31, 2000                 1,469,817       $    14,698          $ 13,454,746             $    (155,035)

     Issuance of 305,062 shares of
         common stock, net of costs          305,062             3,051             2,865,515

     Net Income                                                                                                964,823


     Dividends declared                                                                                       (979,586)
                                        --------------- ---------------     ----------------                ----------


Balance, September 30, 2001                1,774,879        $   17,749          $ 16,320,261               $  (169,798)
                                           ==========        =========            ==========                ==========
     (unaudited)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classifies its bond portfolio as "available-for sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the nine month period ended September 30, 2001, the Company bought $878,040 bonds at or below par value. In addition, during the nine month period, the Company sold $724,000 of its bonds at or above cost.

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. At September 30, 2001, the Company followed its loan reserve policy and provided $8,546 for one mortgage loan which is nine mortgage payments in arrears. In addition, the Company expensed $2,778 of interest due and payable but never received from the same mortgage loan in arrears.

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


3.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2001, the Company had mortgage loans receivable totaling $12,099,168. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2001. The bonds pay either semi-annual or quarterly interest ranging from 6.65% to 10.50%. The combined principal of $2,160,000 at September 30, 2001 is due at various maturity dates between November 1, 2001 and June 15, 2021.

The twelve month maturity schedule for mortgage loans and bonds receivable as of September 30, 2001 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2002                                              $     300,525        $      104,000
         2003                                                    314,457               105,000
         2004                                                    349,061                37,000
         2005                                                    357,779                91,000
         2006                                                    460,772                63,000
     Thereafter                                               10,316,574             1,766,000
                                                              ----------             ---------
                                                              12,099,168             2,166,000
     Less loan loss reserves                                      (8,546)
     Less discounts from par                                                            (5,202)

            Totals                                            $12,090,622           $2,160,798
                                                               ==========            =========

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. On November 15, 1994, the Company began the annual grant of options to purchase an aggregate of 18,000 shares of common stock at $10 per share. These options became exercisable November 15, 1995 and 18,000 options granted expired November 15, 1999 and November 15, 2000 respectfully. No options were exercised during the nine month period ended September 30, 2001. Options outstanding as of September 30, 2001 is 90,000 shares

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123 are not material to its financial statements.

5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid to the Advisor management and origination fees totaling $124,187 and $20,660 respectively for the nine month period ended September 30, 2001.

The Advisor and the Company are related through common ownership and common management. See note 6.

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered to sell 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999 and concluded September 23, 2001. A total of 569,207 shares were sold during the Company's third public offering.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                         September 30, 2001                  December 31, 2000
                                    ---------------------------        ----------------------------
                                      Carrying           Fair            Carrying         Fair
                                       Amount            Value            Amount          Value
                                      ----------    -------------       ----------   --------------

     Cash and equivalents         $    2,361,308 $    2,361,308      $    213,084  $     213,084
     Accounts receivable                  14,813         14,813             9,892          9,892
     Mortgage loans receivable        12,090,622     12,090,622        11,740,049     11,740,049
     Bond portfolio                    2,160,798      2,160,798         2,056,199      2,056,199

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company renewed its $1,000,000 line of credit with its bank on August 1, 2001, subject to certain borrowing base limitations, through August 1, 2002. Interest is charged at 1/2% over the prime rate totaling 6.50% at September 30, 2001. The line of credit is collateralized by the mortgage secured bonds held by the Company. The Company did not have an outstanding balance on its line of credit as of September 30, 2001.

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

On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering was conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our third public offering on September 23, 2001. We sold 569,207 shares in our third public offering. We currently have 1,779,876 shares outstanding as of October 31, 2001 and approximately 876 individual shareholders.

We currently have thirty two first mortgage loans aggregating $12,081,750 in principal amount, five second mortgage loans aggregating $845,000 in principal amount and $2,160,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

During the nine month period ended September 30, 2001 our total assets increased by $2,424,173 due primarily to sale of our common stock. Total liabilities for the nine month period ended September 30, 2001 decreased by $429,629 due primarily to the "pay-down" on the line of credit we have with our bank. We reduced the outstanding balance on our line of credit by $399,653 for the period ended September 30, 2001. All loans we have made range in interest rate charged to the borrowers from 9.50% to 12.00%. As of September 30, 2001, the average, principal-adjusted interest rate on our portfolio of loans was 10.40%. Our portfolio of bonds has an average current yield of 9.60%.

Our net operating income for the three month period ended September 30, 2001 was $320,964 on total revenues of $378,983. Interest income earned on our portfolio of loans was $298,829. Stockholders' Equity rose $2,853,802 to $16,168,212 as a result of the sale and issuance of our common stock. Our total assets for the three month period ended September 30, 2001 increased $2,250,184 to $16,761,921 primarily as a result of the sale and issuance of our common stock pursuant to our third public offering, the proceeds of which were deployed into one new mortgage loan, purchase of first mortgage church bonds and equivalent money market obligations. Our liabilities at the end of the three month period ended September 30, 2001 are primarily comprised of a "Deferred Income", reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan and dividends declared as of September 30, 2001 but not yet paid.

Our Board of Directors declared a dividend of $.20 for each share held of record on September 30, 2001. Dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid October 30, 2001, represents a 8.00% annual rate of return on each share of common stock owned and purchased for $10 per share. This dividend combined with the previous dividends paid to Shareholders in 2001 represents an annualized dividend yield of 8.50% to investors.

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

For the nine month period ended September 30, 2001 our cash position increased from $213,084 to $2,361,308. This increase was due to an increase in net cash from operating activities and financing activities and a decrease in net cash used for investing activities. Our future cash position may increase due to (i) the sale of additional shares to the public (ii) prepayment, repayment at maturity of mortgage loans we make and (iii) borrowed funds. Our future cash position may decrease due to increases in cash used in our operating activities and deployment of available cash into new mortgage loans and first mortgage bonds issued by churches.

We may borrow funds in an amount not to exceed 50% of our average invested assets. On August 1, 2001 we renewed our line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 6.50% at September 30, 2001. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance against our line of credit as of September 30, 2001. During the nine month period ended September 30, 2001 we had paid $26,649 in interest expense.

For the period ended September 30, 2001 cash from operating activities decreased to $857,183 from $869,504 from the comparative period ended September 30, 2000, primarily due to a increase in accounts receivable and reduction in accounts payable.

For the period ended September 30, 2001 cash used for investing activities decreased to $229,954 from $951,208 from the comparative period ended September 30, 2000, primarily due to a increase in the collection of mortgage loans and a increase in net proceeds from investments in mortgage backed church bonds.

For the period ended September 30, 2001 cash from for financing was $1,520,995 versus $282,780 from financing activities for the comparative period ended September 30, 2000, primarily due to proceeds received during our third stock offering.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of shareholders during the quarter ended September 30, 2001. However, our annual meeting was held at 10:00 a.m. at our corporate headquarters on October 29, 2001. Shareholders of record at the close of business on September 24, 2001 were entitled to provide notice of or to vote at the meeting to: (i) elect six (6) persons to serve as directors until the next annual election and until their successors are duly elected and qualified and; (ii) to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as independent auditors for the year ending December 31, 2001. All votes were tallied and each motion was voted and passed in our favor.



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              None

         b)   Reports on Form 8-K
              None
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    November 14, 2001


                                                AMERICAN CHURCH MORTGAGE COMPANY



                                               By:    /s/ Philip J. Myers
                                              ---------------------------------
                                                 President, Secretary and
                                                 Principal Accounting Officer