Form 10KSB
period 2001-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2002-03-28
CIK 934543

As filed with the Securities and Exchange Commission on March 29, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001

       or

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

State issuer's revenues for its most recent fiscal year:      $1,525,562

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 28, 2002 was: 1,774,878 -----------

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                    INDEX                               Page
                                                                         No.

                                     PART I

Item 1.    Description of Business................................        3

Item 2.    Description of Property................................       10

Item 3.    Legal Proceedings......................................       10

Item 4.    Submission of Matters to a Vote of Security Holders....       10

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters............................       10

Item 6.    Management's Discussion and Analysis
           or Plan of Operation...................................       12

Item 7.    Financial Statements:..................................       15

                  Balance Sheet
                  December 31, 2001 and 2000......................      F-2

                  Statement of Operations
                  Years Ended December 31, 2001 and 2000..........      F-4

                  Statements of Stockholders' Equity
                  December 31, 2001 and 2000......................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2001 and 2000..........      F-6

                  Notes to Financial Statements...................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure.....       15

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act...........................................       16

Item 10.   Executive Compensation.................................       17

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.............................................       18

Item 12.   Certain Relationships and Related Transactions.........       19

Item 13.   Exhibits and Reports on Form 8-K.......................       22

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

     The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by us should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by us prior to the effective date of such Act. Matters which are the subject of forward looking statements are beyond our ability to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $1,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2001, we have made 48 loans to 44 churches in the aggregate amount of $17,015,478, with the average size being $354,489. Of the 48 loans we have made, nine loans totaling $3,387,000 have been repaid early by the borrowing churches. We also own, as of February 28, 2002, $3,180,000 principal amount of Church Bonds which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the three public offerings of our common stock.

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering is was conducted on a "best- efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our third public offering on September 23, 2001. A total of 569,207 shares were sold as of February 28, 2002, we had 1,774,878 shares outstanding and approximately 878 individual shareholders.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, they review financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American have been engaged in the business of church financing since 1983, with a combined experience of approximately 78 years in this business. Since its inception, American has underwritten approximately 184 church bond financings, in which approximately $311,000,000 million in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,690,000 million.

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

     Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase. All other mortgage loans made by us (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of us. Although we attempt to make mortgage loans for various terms typically ranging from three to twenty years, we may determine to emphasize longer-term fixed-rate loans in our discretion, in order to reduce the risk to us of downward interest rate fluctuations.

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

Current First Mortgage Loan Terms

     We offer prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by us may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in our portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to our mortgage loan portfolio; (vi) local and national economic factors; and (v) actual experience in borrowers' demand for the loans. In addition, we may make mortgage loans on terms other than those identified in our list of Loan Types. Subject to change, modification or elimination at our complete discretion , the following is a list of the currently available Loan Type we may offer to prospective borrowing institutions:




            Loan Type                          Interest Rate (1)             Origination Fee (2)

20/25 Year Term (3)                Fixed @ Prime + 4.50%                               4.0%
20 Year Term (3)                   Variable Annually @ Prime + 2.50%                   3.5%
Renewable Term  (4)                Fixed @ Prime plus:
     3 Year                               3.75%                                        3.5%
     5 Year                               4.00%                                        3.5%
     7 Year                               4.20%                                        3.5%
Construction 1 Year Term           Fixed @ Prime + 5.00%                               2.0%
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

     The above table describes certain material terms of Loan Types, interest rates and fees currently offered and charged by us. The table does not, however, purport to identify all possible Loan Types, terms, rates, and fees that we may offer from time-to-time. We may determine at any time to modify the terms identified above and/or offer loan terms different than any of the Loan Types, interest rates and fees identified above and do, in fact, negotiate these terms and fees with many of our borrowers.

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

     All appraisals and financial statements are prepared by independent third-party professionals who we approve based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and our President. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable to our Advisor, and the other one-half to us.

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

Loan Portfolio Management

     Our portfolio of mortgage loans and Church Bonds is managed and serviced by our Advisor in accordance with the Advisory Agreement. The Advisor is responsible for all aspects of our mortgage loan business, including closing and recording of mortgage loans; collecting payments of principal and interest payments regularly and upon the maturity of a loan; enforcing loan payments and other lender's requirements; periodic review of each mortgage loan file and determination of its reserve classification; and exercising our remedies in connection with any defaulted or non-performing loans. Fees and costs of attorneys, insurance, bonds and other direct expenses incurred in connection with the exercise of such remedies are our responsibility. We may , however, recoup these expenses from the borrower in the process of pursuing our remedies. The Advisor will not receive any additional compensation for services rendered in connection with loan portfolio management or exercising remedies on our behalf in the event of a loan default.

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $1,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Currently, we have no outstanding balance against our line of credit as of February 28, 2002. We may borrow up to 50% of the value of our Average Invested Assets to make loans regardless of our capacity to (i) sell the Shares on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our portfolio. Cash resources generally available to us consist primarily of the net proceeds from the sale of the Shares, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. As our business develops and over the course of time, cash resources available to us for lending purposes will include, in addition to the net proceeds from future sales of Shares (if any), (i) principal repayments from borrowers on loans made by us, (ii) dividends reinvested by our Shareholders electing the Dividend Reinvestment Plan, and (iii) funds borrowed under any line of credit arrangement.

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

     Subject to the  supervision  of the Board of  Directors,  our  business  is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides us investment advisory and administrative services. The Advisor is owned by Philip
J. Myers. Mr. Myers is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings. The Advisor is not a registered investment advisor under the Investment Advisor's Act of 1940, nor are we a registered investment company under the Investment Company Act of 1940. As of the date of this Report, the Advisor employs three persons on a part- time or other basis. The Company does not presently expect to directly employ any persons in the foreseeable future, since all of our administrative functions and operations are contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly. See Item 11 "Security Ownership of Certain Beneficial Owners and Management," and Item 12 "Certain Relationships and Related Transactions."

Operations

     Our operations currently are located in the 8,400 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned by Mr. Reinhart ("A Director of ours") and Mr. Myers. We are not charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. Beginning January 1, 2001, the Advisor pays rent and other fees to Apostle Holdings, Corp which is owned by Mr. Myers.

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

Item 3.   Legal Proceedings.

         None

Item 4.   Submission of Matters to a Vote of Security Holders.

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


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         Market Information

     As of February 28, 2002, 1,774,878 shares of our common shares were issued and outstanding. Our initial public offering (SEC file 33-87570) which began July 11, 1995 was closed November 8, 1996 with 335,481 shares having been sold. On September 26, 1997, the Securities and Exchange Commission declared effective our second public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 33-87570. The Offering was co-underwritten by American Investors Group, Inc. and LaSalle St. Securities, Inc., ("LaSalle"). American acted in the capacity of the Managing Underwriter and is an affiliate of ours. The Offering was conducted on a"best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our second public offering on January 22, 1999. We sold 799,759 shares in our second public offering.

     On September 23, 1999, the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering was conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our third public offering of September 23, 2001. A total of 569,207 shares were sold. As of February 28, 2002, we had 1,774,878 shares outstanding and approximately 878 shareholders.

         Lack of Liquidity and Absence of Public Market Price.

     There currently is no market for our common shares and there can be no assurance that a market will develop. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Further, because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if any develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not listed on any exchange and is not yet listed for quotation on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). However, we value our shares at $10 per share since this has been the public offering price for our shares and the price at which shares are purchased in our dividend reinvestment plan.

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

         Holders of Our Common Shares

     As of February 28, 2002, we had 878 record holders of our $.01 par common stock, including our first Shareholder, Apostle Holdings Corp. (formerly known as: DRM Holdings, Inc.), a Minnesota corporation and affiliate of the Advisor, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).

         Dividends

         We paid dividends for the prior fiscal year on our common stock as follows:


     For Quarter              Dollar Amount Distributed                     Annualized Yield Per $10
       Ended:                          Per Share:                               Share Represented:
                                2001               2000                        2001              2000
     March 31st                 $.2125            $.225                        8.50%             9.00%
      June 30th                 $.225             $.2125                       9.00%             8.50%
   September 30th               $.20              $.1875                       8.00%             7.50%
    December 31st               $.19375           $.20                         7.75%             8.00%

     As a Real Estate Investment Trust, we make regular quarterly distributions to Shareholders. The amount of distributions to them equal at least 90% of our "real estate investment trust taxable income." Shareholder distributions are estimated for our first three quarters each fiscal year and adjusted annually based upon our audited year-end financial report. Cash available for distribution to our Shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any Permitted Temporary Investments made us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of real estate investment trust status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to Shareholders, could be less than expected once we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods where we're selling shares by (i) collecting from borrowers an origination fee at the time a loan is made (of which one-half of any origination fee charged in connection with a loan is paid directly to the Advisor as additional compensation--the other one-half is payable to us), and (ii) timing our lending activities to coincide as much as possible with sales of our Shares. However, there can be no assurance that either or both of these strategies will improve current yields to our Shareholders in periods of our business operations when capital is being raised through the sale of additional common shares. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our Shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2001 we distributed substantially all of our taxable income to our Shareholders in the form of quarterly dividends. We intend to continue distributing all or a portion of such income to our Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in their Shares.

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

         Financial Condition

     During our year ended December 31, 2001 our total assets increased by $2,345,343 due primarily to sale of our common stock in our third "best efforts" public offerings. Our total liabilities decreased by $413,542 due primarily to the "pay-down" of our line of credit.

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

        Results of Operations -2000

     During our fiscal year ended December 31, 2000 we funded four new first mortgage loans and one second mortgage loan to churches totaling $1,575,000 and $100,000 respectively. We also purchased $250,000 principal amount of First Mortgage Church bonds at par. We had two First Mortgage Church Bonds mature during fiscal year ended December 31, 2001. The face amount of the two bonds was $17,000.

         Results of Operations-2001

     Net income for our fiscal year ended December 31, 2001 was $1,278,010 on total revenues of $1,525,562 compared to $1,140,253 on total revenues of $1,407,414 for the year ended December 31, 2000. Interest income earned on the Company's portfolio of loans was $1,195,464 for the year ended December 31, 2001, compared to $1,160,113 for 2000. This increase was due to the fact that five new loans were originated in fiscal year ended December 31, 2001. Excluded from revenue for the year ended December 31, 2001 is $74,112 of origination income, or "points," we received. Recognition of origination income under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to Shareholders of at least 90% of "Taxable Income," the dividends declared and paid to our Shareholders for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 included origination income even though it was not recognized in its entirety as income for the period under GAAP. Our operating expenses for our fiscal year ended December 31, 2001 were $220,717 compared to $201,879 for our fiscal year ended December 31, 2000.

     Our Board of Directors declared quarterly dividends of $.2125 for each share held of record on March 31, 2001, $.225 per share held of record June 30, 2001, $.20 per share held of record September 30, 2001, and $.19375 per share held of record on December 31, 2001. Based on the four quarters of operations for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, the dividends paid represented a 8.50%, 9.00%, 8.00% and 7.75% annualized yield to Shareholders respectively for an effective overall annual dividend yield of 8.3125% in 2001.

     Since our inception, we have experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarter ended March 31, 1999 and September 30, 2000. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on March 31, 1999 and September 30, 2000 was $.1875 representing an annualized yield of 7.50%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under "GAAP". By way of further comparison, the dividend payment made to March 30, 1999 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received from our second stock offering and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans. The dividend payment made to September 30, 2000 shareholders was significantly lower than the average dividend amount due directly to the fact that we did not originate any new loans in the quarter, therefore, we did not receive any origination income within the quarter.

     Our total assets increased from $14,337,748 at December 31, 2000 to $16,683,091 at December 31, 2001. The primary reason for the increase in total assets from December 31, 2000 through December 31, 2001 was a result of the sale and issuance of our common stock pursuant to our third public offering, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity rose from $13,314,410 at December 31, 2000 to $16,073,295 at December 31, 2001 for the same reasons. Our liabilities for both periods are primarily comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month.

     We began the sale of shares in our third public offering on September 22, 1999 and concluded our third public offering on September 23, 2001. A total of 569,207 shares were sold in our third public offering. All loans made by us range in interest rate charged to the borrowers from 9.50% to 12.00%. Many of our loans have repayment schedules of up to twenty five years, but may be prepaid at any time without penalty. As of February 28, 2002, the average, principal-adjusted interest rate on our loan portfolio was 10.31%. Our portfolio of Church Bonds has an average current yield of 9.43%.

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

     In addition, we are able to borrow funds in an amount not to exceed 50% of our Average Invested Assets in order to increase our lending capacity. We currently have a $1,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2002 we have no outstanding balance against our line of credit. This credit line is secured by the pledge of $1,200,000 in principal amount of our Church Bonds. We have borrowed funds at a rate as low as 9.00% and as high as 10.50%. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds is prime interest rate plus 1/2%). However, there can be no assurance that we can loan funds out at rates higher than the rate at which we borrow the funds. We anticipate to "pay-down" any future borrowings on our line of credit by (i) selling additional shares in our public offering; (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments; and (iii) use the proceeds raised in our dividend reinvestment program. Increases or decreases in the prime lending rate as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     We have filed with the Securities and Exchange Commission a registration statement to sell to the public $1,500,000 shares of our common stock at $10 per share ($15,000,000) and to sell to the public $15,000,000 of debt securities. Our future capital needs are to be met by (i) our pending public offering; (ii) the repayment of existing loans; and (iii) dividend reinvestment by our shareholders under our dividend reinvestment plan. In addition, we have established and intend to maintain available to us a line of credit with a regional bank, currently in the amount of $1,000,000. This facility enables us to fund loans as they are ready to close and to purchase bonds at a discount when available without waiting for additional capital from other sources. As additional capital becomes available, any balance on this line of credit historically has been paid off. We pay interest on these temporarily borrowed funds at an annual rate of interest equal to prime plus one-half percentage point.

     We may borrow funds up to an amount that equals 50% of our net invested assets. The objective of our current offering of shares and certificates is to raise intermediate term funds that we can deploy into new loans at rates that provide a positive spread. This additional loan development will further diversify our loan portfolio while generating origination income to the advantage to our shareholders. The cost of this capital is expected to be lower than if borrowed directly from banks at variable rates of interest.

Loan Loss Reserve Policy

     We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgements and the need to make estimates of future events, which may or may not materialize as planned. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.

     We have one loan in default at this time, with a remaining principal balance of approximately $270,000. The borrowing church has also defaulted on its first mortgage loan of $1,151,000. Our loan is secured by a second mortgage on the church premises, which was appraised at $2,375,000 in 1997 upon its completion. The first mortgage holder is pursuing foreclosure on the property. Unless the debt is restructured, we will be faced with potential loss of principal on this loan or the requirement of paying off the first mortgage to protect our second mortgage. If the property is foreclosed upon and sold by the first mortgagee, our security interest in the property will be extinguished and the loss of our loan balance would most likely occur. We are gradually reserving for some loss on this loan, however, we believe it remains likely that an overall restructuring of both the first and second mortgage loans will occur, mitigating our loss on this loan

Listed below is our current loan loss reserve policy:


  Incident      Percentage of Loan               Status of Loan
                     Reserved
============= ====================== ===============================================================================================
1.            None                   None Loan is current, no interruption in
                                     payments during history of the loan,
                                     ("interruption" means receipt by us more
                                     than 30 days after scheduled payment date).
2.            None                   Loan current, previous interruptions
                                     experienced, but none in the last six month period.
3.            None                   Loan current, previous interruptions experienced, but none in the last 90 day period.
4.            1.00%                  Loan serviced regularly, but 2 or 3 payments cumulative in arrears.
                                     Delinquency notice been sent.
5.            2.00%                  Loan serviced regularly, but 4 or 5 payments cumulative in arrears.
6.            5.00%                  Loan more than 5 payments cumulative in arrears, loan servicing intermittent during the last
                                     90 days. Ability of obligor to continue to service the loan at scheduled levels in doubt.
                                     Restructuring contemplated or imminent.
7.            The Greater Of: (i)    Loan is declared to be in default. Foreclosure proceeding underway or imminent.  Reserve amount
              Accumulate reserve     dependent on value of collateral. All expenses related to enforcing loan agreements are during default period  expensed.
              equal to principal loan
              balance in excess of
              65% of original
              collateral value; or (ii)
              1% of the remaining
              principal balance each
              quarter during which
              the default remains in
              effect

Management, on an ongoing basis, determines if additional amounts in excess of our current policy are required. Loan loss reserves are recorded on a quarterly basis.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.


     Directors are elected for a term expiring at the next annual meeting of our shareholders and serve for one-year terms and until their successors are duly elected and qualified. Annual shareholder meetings are typically held in the third quarter of each fiscal year. Officers serve at the discretion of the Board of Directors. Among other requirements, in order to maintain our REIT status, a majority of our directors must be "independent." Our executive officers and directors are as follows:



            Name                    Age                           Office                          Director Since
            ----

Philip J. Myers                      45        President, Treasurer, Secretary and Director            2001
David G. Reinhart                    49        Director                                                1994
Kirbyjon H. Caldwell                 49        Independent Director                                    1994
Robert O. Naegele, Jr.               61        Independent Director                                    1994
Dennis J. Doyle                      50        Independent Director                                    1994
John M. Clarey                       60        Independent Director                                    1994
----------------------------- ---------------- --------------------------------------------- ------------------------

     Philip J. Myers has been our President since April 2001 and a director of ACMC since October 2001. He is also President, Treasurer, sole shareholder and a director of our advisor, Church Loan Advisors, Inc. and President, Secretary, and a director of the underwriter, American Investors Group, Inc. and its parent company, Apostle Holdings Corp. Mr. Myers earned his bachelor of arts degree in political science in 1977 from the State University of New York at Binghamton and his juris doctor degree from the State University of New York at Buffalo School of Law in 1980. From 1980 to 1982, Mr. Myers served as an attorney in the Division of Market Regulation of the U.S. Securities and Exchange Commission in Washington, D.C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August, 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989, Mr. Myers was engaged as Senior Vice-President and General Counsel of Financial Planners Equity Corporation, a 400 broker securities dealer formerly located in Marin County, California. He became affiliated with American Investors Group, Inc. in 1989. He is a member of the New York, California (inactive status) and Minnesota State Bar Associations. Mr. Myers holds General Securities Representative and General Securities Principal licenses with the National Association of Securities Dealers, Inc.

     David G. Reinhart has been a director of ACMC since our inception. He served as our President and Treasurer from January 19, 1999 to January 1, 2001. He served as our Vice President and Secretary since our inception until January 19, 1999. He is currently the President of Miller & Schroeder Financial, Inc., Minneapolis, Minnesota. Mr. Reinhart formerly was a partial owner of our advisor and the underwriter. Mr. Reinhart has served as legal counsel to banks, trust companies and broker-dealers in the area of church financings and otherwise since approximately March 1984. He was employed in the St. Paul firm of Reinhart Law Offices, P.A. from November 1985 to February 1987. From July 1983 to November 1985 he was employed as an Associate Attorney with the law firm of Robins, Kaplan, Miller & Ciresi, Minneapolis, Minnesota. Mr. Reinhart received his juris doctor degree, cum laude, in May 1979, from Hamline University School of Law, St. Paul, Minnesota and received his Bachelor of Science degree in May 1976, from Northern Michigan University, Marquette, Michigan. Mr. Reinhart has practiced law in the areas of corporate finance and general business law since 1979 and has developed expertise in the area of church financing. He is employed from time to time as Adjunct Professor of Law, Hamline University School of Law.

     Kirbyjon H. Caldwell, has served as an independent director of ACMC since September 1994. He has been Senior Pastor of Windsor Village United Methodist Church in Houston, Texas since January 1982. The membership of Windsor Village is approximately 14,400. Mr. Caldwell received his B.A. degree in Economics from Carlton College (1975), an M.B.A. in Finance from the University of Pennsylvania's Wharton School (1977), and his Masters in Theology from Southern Methodist University School of Theology (1981). He is a member of the Boards of Directors of JP Morgan Chase--Texas, Continental Airlines, National Children's Defense Fund, Baylor College of Medicine, Greater Houston Partnership and the American Cancer Society. He is also the founder and member of several foundations and other community development organizations.

     Robert O. Naegele, Jr. has served as an independent director since September 1994. Mr. Naegele's professional background includes advertising, real estate development and consumer products, with a special interest in entrepreneurial ventures and small developing companies. Most recently, he led a group of investors to apply for, and receive an NHL expansion franchise, the Minnesota Wild, which began play in the Xcel Energy Center in St. Paul, Minnesota, in October 2000.

     Dennis J. Doyle has served as an independent director since September 1994. He is the majority shareholder and co-founder of Welsh Companies, Inc., Minneapolis, Minnesota, a full-service real estate company involved in property management, brokerage, investment sales, construction and commercial development. Welsh Companies was co-founded by Mr. Doyle in 1980, and has over 350 employees. Mr. Doyle is the recipient of numerous civic awards relating to his business skills. He also is a member of the post board of directors of Rottlund Homes and Hope For the City.

     John M. Clarey has served as an independent director since September 1994. Since May 2001, Mr. Clarey has been an independent private investor. From January 1992 until May 2001, he was employed in high level management positions at Miller & Schroeder Financial, Inc., a Minneapolis, Minnesota based investment banking firm, and NASD-member broker-dealer. From February 1991 through December 1991, Mr. Clarey was a general partner of Clarepoint Partners, LP, a private venture capital firm, of which he was one of the founders. From July 1989 to February 1991, he was a Senior Vice President of Miller, Johnson & Kuehn, Incorporated, a Minneapolis-based investment banking firm specializing in municipal and corporate finance. From September 1965 to November 1970, he was employed as Executive Vice President of Keenan & Clarey, Inc., a Minneapolis broker-dealer specializing in structuring and development of corporate debt issues and financings for churches and other non-profit corporations. During his career in the securities and finance industry, Mr. Clarey has been active as a senior officer and director of local, regional, and national trade and professional associations and has served as a volunteer officer and director of various charitable organizations. He graduated from Marquette University, Milwaukee, Wisconsin (1963) with a B.A. in economics.

     Our advisor manages our day-to-day operations under the advisory agreement. We have no employees. Our officers receive no compensation for their services, other than through their interests in our advisor and our affiliates. Our officers have no employment contracts with us or our advisor and are considered employees of the advisor "at will." We believe that because of the depth of management of our advisor and its affiliates the loss of one or more key employees of our advisor, or one or more of our officers, would not have a material adverse effect upon our operations. As required by our bylaws, a majority of our directors are independent directors in that they are otherwise unaffiliated with and do not receive compensation from us (other than in their capacity as directors) or from our advisor or the underwriter.

     Our directors are responsible for considering and approving our policies. Directors meet as often and devote such time to our business as their oversight duties may require. Pursuant to our bylaws, the independent directors have the responsibility of evaluating the capability and performance of our advisor and determining that the compensation we pay to our advisor is reasonable. During 2001, our directors held four meetings.

     Neither our articles of incorporation or bylaws nor any of our policies restrict officers or directors from conducting, for their own account, or on behalf of others, business activities of the type we conduct.

     Directors and officers have a duty to us and our shareholders. Our directors may be removed by a majority vote of all shares outstanding and entitled to vote at any annual meeting or special meeting called for such purpose.

Item 10.  Executive Compensation

         Officers are not compensated other than through their interest in our advisor.

     We currently pay each of our independent directors a fee of $500 for each board meeting ($200 for telephonic meetings), limited to $2,500 per year. We reimburse directors for travel expenses incurred in connection with their duties as directors. In 2000, our independent directors (four in number) were paid a total of $3,200 in director's fees. We have adopted a Stock Option Plan for Directors and our advisor's President, under which each director and our advisor's President are granted annually options to purchase 3,000 shares each of our common stock at a price equal to the fair market value at the date of the grant. If not exercised, the options expire five years from the date of grant.

Fiduciary Responsibility of Board of Directors and Indemnification

     The board of directors and our advisor are accountable to us and our shareholders as fiduciaries. Consequently, they must exercise good faith and integrity in handling our affairs. Similarly, our advisor has contractual obligations to us which it must discharge with the utmost good faith and integrity.

     Our articles require us to indemnify and pay or reimburse reasonable expenses to any individual who is our present or former director, advisor or affiliate, provided that: (i) the director, advisor or affiliate seeking indemnification has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interest; (ii) the director, advisor or affiliate seeking indemnification was acting on our behalf or performing services on our behalf; (iii) such liability or loss was not the result of negligence or misconduct on the part of the indemnified party, except that in the event the indemnified party is or was an independent director, such liability or loss shall not have been the result of gross negligence or willful misconduct; and (iv) such indemnification or agreement to be held harmless is recoverable only out of our assets and not from our shareholders directly.

     We may advance amounts to persons entitled to indemnification for legal and other expenses and costs incurred as a result of legal action instituted against or involving such person if: (i) the legal action relates to the performance of duties or services by the indemnified party for or on our behalf; (ii) the legal action is initiated by a third party who is not a shareholder, or the legal action is initiated by shareholder acting in his or her capacity as such and a court specifically approves such advancement; and (iii) the indemnified party receiving such advances undertakes, in writing, to repay the advanced funds, with interest at the rate we determined, in cases in which such party would not be entitled to indemnification.

     Subject to the limitations described above, we have the power to purchase and maintain insurance on behalf of an indemnified party. We may procure insurance covering our liability for indemnification. The indemnification permitted by our Articles is more restrictive than permitted under the Minnesota Business Corporation Act.

Warrants and Options

     In 1994, the Board of Directors adopted a Stock Option Plan for Directors and the advisor to be administered by our directors, which provides for a grant of an option to purchase 3,000 shares of $.01 par value common stock, subject to certain adjustments, to a director upon his or her appointment or election and upon each re-election (directors are elected annually) or to our advisor upon our advisor's appointment or annual re-appointment. The purchase price of the common stock granted under each option is the fair market value, as defined in the Option Plan, at the time the option is granted. On November 15th of each year, 1994 through 2001 we issued options to each of our six directors which includes the president of our advisor, to purchase 3,000 shares each (an aggregate of 147,000 shares) at a price of $10 per share. Of these, options to purchase 48,000 shares have expired. These options vested or vest one year after their grant date and expire five years after their grant date. Options to purchase 99,000 shares are currently exercisable.

     We may grant full-time employees, our existing directors and officers and our advisor warrants, options, stock purchase rights, incentive stock options or similar arrangements to purchase shares of our common stock. In accordance with applicable state law, we have agreed to limit the number of options or warrants issuable to our advisor, affiliates or any directors to ten percent of our outstanding shares on the date of grant of any options or warrants. The purchase price of shares issuable pursuant to such warrants or options will not be less than the fair market value at the time of the grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of February 28, 2002, certain information regarding beneficial ownership of our shares, as adjusted to give effect to the: issuance of the shares offered hereby, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding shares; (ii) each of our directors and executive officers; and (iii) all of our directors and officers as a group. The percentage of shares outstanding before and after the Offering is calculated separately for each person and excludes shares issuable upon exercise of options. Unless otherwise noted, each of the following persons has sole voting and investment power with respect to the shares set forth opposite their respective names.


                                                    Number of Shares              Percentage of Outstanding
Name of Beneficial Owner (1)                       Beneficially Owned                      Shares

 Philip J. Myers                                      35,000 (2) (3)                        1.97%
 David G. Reinhart                                    15,000 (2)                            0.85%
 Robert O. Naegele, Jr.                               22,033 (2)                            1.30%
 Kirbyjon H. Caldwell                                 15,000 (2)                            0.85%
 Dennis J. Doyle                                      15,000 (2)                            0.85%
 John M. Clarey                                       15,000 (2)                            0.85%
 All Executive Officers and Directors as             117,033 (2)                            6.67%
 a Group (6 individuals)
------------------------------------------ ----------------------------------- -------------------------------

(1) The address for our directors is 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

(2) Includes 15,000 shares (90,000 shares in the aggregate) which each of our directors has an option to purchase pursuant to the Stock Option Plan for Directors and our advisor.

(3)  Includes 20,000 shares owned of record by Apostle Holdings Corp.

 Item 12.  Certain Relationships and Related Transactions

     Our advisor, Church Loan Advisors, Inc., manages our business subject to the supervision of our board of directors. Our advisor provides us with investment advisory and administrative services. Our advisor is owned by Philip
J. Myers. Mr. Myers is also the sole shareholder, officer and director of Apostle Holdings Corp., which owns American Investors Group, Inc. (the underwriter of this offering). Our advisor employs, among others, two key persons on a part-time basis, including Philip J. Myers, President and Scott J. Marquis, Vice President. Our advisor, on our behalf, regularly uses the services of personnel employed by American Investors Group, Inc. We incur no direct cost for such services, except for the advisory fee we pay to our advisor.

 Transactions With Our Advisor.

     We pay our advisor advisory fees and expenses and one-half of any origination fee collected from a borrower. For the year ended December 31, 2001, we paid to our advisor total advisory fees in the amount of $162,131 and our advisor received loan origination fee income of $37,297. In 2000, we paid to our advisor total advisory fees in the amount of $154,389, and our advisor received loan origination fee income of $21,250. We believe that the terms of the advisory agreement are no less favorable to us had we entered into the agreement with an independent third party as advisor.

 American Investors Group, Inc.

     Pursuant to the Underwriting Agreement in connection with our third public offering which commenced September 23, 1999 and concluded September September 23, 2001 the underwriter (American) was paid selling commissions totaling $338,678. We have also paid approximately $73,720 non-accountable expenses of the underwriter. In addition, we agreed to indemnify them, as underwriters against certain civil liabilities, including liabilities under the Securities Act of 1933. The public offering price of the Shares was determined by negotiations between us and the underwriter based on the price paid ($10.00 per share) by the initial shareholder and shareholders who purchased shares in our prior two public offerings. The following table sets forth the name and positions of certain officers and all directors of American:


             Name                       Position

 Philip J. Myers                President, Secretary and Director
 Scott J. Marquis               Chief Financial and Operating Officer
------------------------------ ---------------------------------------------

     In the course of our business, we may purchase church bonds being underwritten and sold by American Investors Group, Inc., ("American"). Although we would not pay any commissions, American will benefit from such purchases as a result of commissions paid to it by the issuer of the bonds. American also may benefit from mark-ups on bonds we buy from it and mark- downs on bonds we sell through it on the secondary market. We will purchase church bonds for investment purposes only, and only at the public offering price. Church bonds we purchase in the secondary market, if any, will be purchased at the best price available, subject to customary markups (or in the case of sales - markdowns), on terms no less favorable than those applied to other customers of American. Principals of ours and our advisor may receive a benefit in connection with such transactions due to their affiliation with the underwriter. Other than with respect to the purchase and sale of church bonds for our portfolio in the ordinary course of business, all future transactions between us and our officers, directors and affiliates will be approved, in advance, by a majority of our independent and disinterested directors.

 Church Loan Advisors, Inc.

     Church Loan Advisors, Inc. renders lending and advisory services to us and administers our business affairs and operations. Our advisor's offices are located at 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.

     The following table sets forth the names and positions of the officers and directors of our advisor:

             Name               Position

 Philip J. Myers                President
 Scott J. Marquis               Vice President, Secretary
------------------------------ ---------------------------------------------

     Scott J. Marquis, age 44, is Vice-President and Secretary of our advisor, having served in such capacities since December 13, 1994. He is also currently employed full-time as Chief Financial and Operating Officer of the underwriter, American Investors Group, Inc., where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker dealer, Piper Jaffray Companies in various capacities within its operations department. Mr. Marquis attended the University of Minnesota, Minneapolis, Minnesota and served in the United States Coast Guard Reserve. Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., holds his Series 7, 63 and 27 licenses from the National Association of Securities Dealers, Inc., and holds a Minnesota life/accident/health insurance license.

     See "Directors, Executive Officers, Promoters and Control Persons" for a description of the positions and business experience of Philip J. Myers.

 The Advisory Agreement

     We have entered into an advisory agreement with our advisor under which our advisor provides advice and recommendations concerning our business affairs, provides us with administrative services and manages our day-to-day affairs. Our advisor provides us with the following services:

     ; serves as our mortgage loan underwriter and advisor in connection with our primary business of making loans to churches

     ; advises and selects church bonds for us to purchase and hold for investment

     ;    services  all  mortgage  loans that we make ; provides  marketing  and
          advertising   and  generates  loan  leads  directly  and  through  its
          affiliates

     ;    deals  with  borrowers,  lenders,  banks,  consultants,   accountants,
          brokers, attorneys,  appraisers,  insurers and others

     ; supervises the preparation, filing and distribution of tax returns and reports to governmental agencies, prepares reports to shareholders and acts on our behalf in connection with shareholder relations ; provides office space, personnel, supplies, equipment an communications

     ;    reports to us on its performance of the foregoing services

     ; furnishes advice and recommendations with respect to other aspects of our business.

     The advisory agreement expires annually. We expect to renew the agreement annually, subject to our determination, including a majority of the independent directors, that our advisor's performance has been satisfactory and that the compensation we have paid to our advisor has been reasonable. We may terminate the advisory agreement with or without cause on 60 days written notice. Upon termination of the advisory agreement by either party, our advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of our advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of our advisor as to be unlikely to cause confusion or identification with either our advisor or any person or entity using the word "American" or "America" in its name. We may continue to use the word "Church" in our name. Our directors will determine that any successor advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

     Our advisor's compensation under the advisory agreement is set forth under "Transactions with our Advisor." Our advisor is required to pay all of the expenses it incurs in providing services to us, including, personnel expenses, rental and other office expenses, expenses of officers and employees of our advisor, and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the advisory agreement. We pay other expenses, including expenses of reporting to governmental agencies and shareholders, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly incurred relating to closing of loan transactions and to enforcing loan agreements.

     In the event that our total operating expenses exceed in any calendar year the greater of (a) 2% of our average invested assets or (b) 25% of our net income, our advisor must reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred exceeds the limitation. The independent directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified.

     Our bylaws require the independent directors to determine at least annually the reasonableness of the compensation we pay to our advisor. Our independent directors originally approved the Amended and Restated Advisory Agreement and the Amended and Restated Bylaws on May 19, 1995 and most recently approved on January 18, 2001 the renewal of the Restated Advisory Agreement for another year. Factors considered in reviewing the advisory fee include the size of the fees of our advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of our advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by our advisor for other services performed for us, the quality and extent of service and advice furnished by our advisor, the quality of our investments in relation to investments generated by our advisor for its own account, if any, and the performance of our investments.

     The advisory agreement requires us to indemnify our advisor and each of its directors, officers and employees against expense or liability arising out of such person's activities in rendering services to us, provided that the conduct against which the claim is made was determined by such person, in good faith, to be in our best interest and was not the result of negligence or misconduct.

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

     * Incorporated herein by reference to the Registrant's Registration Statement on Form S-11 (Commission File No. 333-8181 ).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------


                                   SIGNATURES

     SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN CHURCH MORTGAGE COMPANY

     Dated:  March 28,  2002              By: /s/ Philip J. Myers
                                          Philip J. Myers, President, Treasurer
                                         (Chief ExecutiveOfficer and Chief
                                          Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Philip J. Myers                  Date: 03/28/02
        Philip J. Myers
        President, Treasurer and Director

By: /s/ David  G.  Reinhart             Date:  03/28/02
        David G. Reinhart, Director

By: /s/ Dennis J. Doyle                 Date:  03/28/02
        Dennis J. Doyle, Director

By: /s/ John  M.  Clarey                Date:  03/28/02
        John M.  Clarey,  Director

By: /s/ Robert O. Naegele, Jr.          Date:  03/28/02
        Robert O. Naegele, Jr., Director

By: /s/ Kirbyjon H. Caldwell             Date:  03/28/02
        Kirbyjon H. Caldwell, Director

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

     We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
                                       Certified Public Accountants

Minneapolis, Minnesota
February 20, 2002

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





------------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31
           ASSETS                                                                         2001                   2000
------------------------------------------------------------------------------------------------------------------------------

Current Assets
    Cash and equivalents                                                             $  1,256,556        $     213,084
    Accounts receivable                                                                    58,008                9,892
    Interest receivable                                                                    66,236               15,651
    Current maturities of mortgage loans receivable                                       298,921              276,565
    Current maturities of bond portfolio                                                  144,000               27,000
    Deferred equity offering costs                                                         28,293
    Prepaids                                                                                                     9,110
                                                                                       ----------          -----------
            Total current assets                                                        1,852,014              551,302

Mortgage Loans Receivable, net of current maturities                                   11,724,272           11,463,484

Deferred Bond Offering Costs                                                               28,294

Bond Portfolio, net of current maturities                                               3,018,511            2,262,962

Deferred Tax Asset                                                                         60,000               60,000
                                                                                       ----------          -----------

            Total assets                                                              $16,683,091          $14,337,748
                                                                                       ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





------------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2001                  2000
------------------------------------------------------------------------------------------------------------------------------


Current Liabilities
    Note payable, line of credit                                                                          $     399,653
    Accounts payable                                                                    $      4,350             80,775
    Management fee payable                                                                                       36,222
    Deferred income                                                                           17,039             21,174
    Dividends payable                                                                        344,504            293,629
                                                                                        ------------       ------------
            Total current liabilities                                                        365,893            831,453

Deferred Income, net of current maturities                                                   243,903            191,885


Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 1,769,774 at December 31, 2001
            and 1,469,817 shares at December 31, 2000                                         17,698             14,698
    Additional paid-in capital                                                            16,256,712         13,454,746
    Accumulated deficit                                                                     (201,115)          (155,034)
                                                                                          ----------       ------------
            Total stockholders' equity                                                    16,073,295         13,314,410
                                                                                          ----------         ----------

            Total liabilities and equity                                                 $16,683,091        $14,337,748
                                                                                          ==========         ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations




------------------------------------------------------------------------------------------------------------------------------
                                                                                             Years Ended December 31
                                                                                            2001                 2000
------------------------------------------------------------------------------------------------------------------------------



Interest Income                                                                          $1,525,562         $1,407,414

Operating Expenses                                                                          220,717            201,879
                                                                                          ---------          ---------

Operating Income                                                                          1,304,845          1,205,535

Other Income (Expense)
    Interest expense                                                                        (26,835)           (65,282)

Income Taxes                                                                                     -                  -
                                                                                          ---------          ---------

Net Income                                                                               $1,278,010         $1,140,253
                                                                                          =========          =========

Basic and Diluted Income Per Common Share                                                $      .80         $      .81
                                                                                          =========          =========

Weighted Average Common Shares Outstanding                                                1,593,568          1,414,275
                                                                                          =========          =========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity





------------------------------------------------------------------------------------------------------------------------------
                                                                                        Additional
                                                       Common          Stock              Paid-In          Accumulated
                                                       Shares         Amount              Capital             Deficit
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             1,322,289     $13,223           $12,070,410       ($   130,314)

    Issuance of 169,868  shares of
        common stock, net of offering
        costs                                            169,868       1,698             1,607,513

    Redemption of 22,340 shares of
        common stock                                     (22,340)       (223)             (223,177)

    Net income                                                                                              1,140,253

    Dividends declared                                                                                     (1,164,973)
                                                       ---------     -------           -----------          ---------

Balance, December 31, 2000                             1,469,817      14,698            13,454,746           (155,034)

    Issuance of 325,651 shares of
        common stock, net of offering
        costs                                            325,651       3,256             3,058,649

    Redemption of 25,694 shares of
        common stock                                      (25,694)      (256)             (256,683)

    Net income                                                                                              1,278,010

    Dividends declared                                                                                     (1,324,091)
                                                       ---------      ------            ----------          ---------

Balance, December 31, 2001                             1,769,774     $17,698           $16,256,712       ($   201,115)
                                                       =========      ======            ==========         ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows





------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31
                                                                                        2001                     2000
------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
    Net income                                                                         $1,278,010           $1,140,253
    Adjustments to reconcile net income to net cash
        from operating activities:
        Provision for losses on mortgage loans receivable                                  11,111
        Change in assets and liabilities
            Accounts receivable                                                           (48,116)              (4,110)
            Interest receivable                                                           (50,585)             (15,651)
            Prepaids                                                                        9,110               (6,193)
            Accounts payable                                                              (76,425)              80,775
            Management fees payable                                                       (36,222)              36,222
            Deferred income                                                                47,883               25,068
                                                                                        ---------            ---------
            Net cash from operating activities                                          1,134,766            1,256,364

Cash Flows from Investing Activities
    Investment in mortgage loans receivable                                            (1,248,000)          (1,675,000)
    Collections of mortgage loans receivable                                              953,745              342,878
    Investment in bond portfolio                                                       (1,905,605)            (250,763)
    Proceeds from bond portfolio called/sold                                           1,033,056                17,000
                                                                                       ----------            ---------
            Net cash used for investing activities                                     (1,166,804)          (1,565,885)

Cash Flows from Financing Activities
    Net payments on note payable, line of credit                                         (399,653)            (100,347)
    Proceeds from stock offering, net of offering costs                                 3,061,905            1,609,211
    Payments for deferred bond offering costs                                             (28,294)
    Deferred equity offering costs                                                        (28,293)
    Redemptions                                                                          (256,940)            (223,400)
    Dividends paid                                                                     (1,273,215)          (1,145,624)
                                                                                        ---------            ---------
            Net cash from financing activities                                          1,075,510              139,840
                                                                                        ---------           ----------

Net Increase (Decrease) in Cash and Equivalents                                         1,043,472             (169,681)

Cash and Equivalents - Beginning of Year                                                  213,084              382,765
                                                                                       ----------           ----------

Cash and Equivalents - End of Year                                                     $1,256,556          $   213,084
                                                                                        =========           ==========

                                  - Continued -
Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

------------------------------------------------------------------------------------------------------------------------------
                                                                                          Years  Ended December 31
                                                                                         2001                    2000
------------------------------------------------------------------------------------------------------------------------------



Supplemental Schedule of Noncash Financing and
    Investing Activities
    Offering costs reclassified and charged to additional
        paid-in capital                                                                 $  42,443             $  20,702
                                                                                         ========              ========
    Dividends payable                                                                    $344,504              $293,629
                                                                                          =======               =======

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                        $  26,835             $  65,282
                                                                                         ========              ========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2001 and 2000





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

Accounting Estimates

     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans, and the valuation of the bond portfolio.

Cash

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2001 and 2000, such investments were $940,000 and $100,000 respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

     The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The  Company  classifies  its  bond  portfolio  as  "available-for   sale."
Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During 2001, the Company sold $716,000 of its bonds at par or above cost, to an affiliate of the Advisor (see Note 4). There were no losses on the sale of the bonds.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2001 and 2000





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Mortgage Loans Receivable

     The Company follows a policy of providing an allowance for mortgage loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.
Additionally, no interest income is recognized on impaired loans. At December 31, 2001, the Company reserved $11,111 for one mortgage loan which is twelve mortgage payments in arrears. No revenue amount was deemed necessary at December 31, 2000.

Deferred Offering Costs

     Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received.

     Deferred bond offering costs are amortized over the term of the bonds using the straight line method which approximates the effective interest method.

Revenue Recognition

     Interest income on mortgage loans is recognized as earned. Interest income on the bond portfolio is recognized on the interest payable date.

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2001 and 2000





1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Per Common Share

     No adjustments were made to income for the purpose of calculating earnings per share. Stock options had no effect on the weighted average number of shares outstanding.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS
143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable in the year ended December 31, 2003. SFAS 144 will be applicable in the year ended December 31, 2002. Management is currently evaluating the impact, if any, of SFAS 143 and SFAS 144 on its financial statements.

2.  MORTGAGE LOANS AND BOND PORTFOLIO

     At December 31, 2001, the Company had first mortgage loans receivable totaling $12,034,304. The loans bear interest ranging from 9.50% to 12.00%. At December 31, 2000, the Company had first mortgage loans receivable totaling $11,740,049 which bore interest ranging from 9.50% to 12.00%.

     The Company also had a portfolio of secured church bonds at December 31, 2001 and 2000, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 6.00% to 10.50%. The combined principal of $3,180,000 at December 31, 2001 is due at various maturity dates between February 1, 2002 and June 15, 2021. Four bond issues comprised 87% of our bond portfolio at December 31, 2001 and December 31, 2000.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2001 and 2000





2.  MORTGAGE LOANS AND BOND PORTFOLIO - Continued

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2001 is as follows:

                                                                       Mortgage Loans       Bond Portfolio

           2002                                                     $     298,921             $   144,000
           2003                                                           365,509                  57,000
           2004                                                           329,592                 119,000
           2005                                                           428,948                  90,000
           2006                                                           442,631                  57,000
           Thereafter                                                  10,168,703               2,713,000
                                                                       ----------               ---------
                                                                       12,034,304               3,180,000
           Less loan loss reserves                                        (11,111)
           Less Discount from par                                                                 (17,489)
                                                                     ------------             -----------

                       Totals                                         $12,023,193              $3,162,511
                                                                       ==========               =========

3.  STOCK OPTION PLAN

     The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock is the fair market value at the grant date. Options outstanding are 99,000 and 102,000 shares at a price of $10 per share at December 31, 2001 and 2000, respectively. The options are exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2001 through November 15, 2006. No options were exercised as of December 31, 2001.

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2001 and 2000





4.  TRANSACTIONS WITH AFFILIATES - Continued

     Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company has expensed Advisor management and origination fees of approximately $199,000 and $176,000 during 2001 and 2000, respectively.

     The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6 for additional transactions.

5.  INCOME TAXES

     As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2001, the Company had pretax income of $1,278,010 and distributions to shareholders in the form of dividends during the tax year of $1,324,090. The expected tax expense to the Company, pre-dividends would have been $434,523. In 2000, the Company had pretax income subject to tax of $1,140,253 and distributions to shareholders in the form of dividends during the tax year of $1,164,973. The expected tax expense to the Company, pre-dividends, would have been $387,686 in 2000.

     The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:


                                                                                   2001                 2000

         Expected tax expense                                                    $434,523            $387,686
         Benefit of REIT distributions                                           (450,190)           (400,798)
         Valuation allowance                                                       15,667              13,112
                                                                                  -------              ------

                     Totals                                                      $   -               $    -
                                                                                  =======              ======

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2001 and 2000





5.  INCOME TAXES - Continued

The components of deferred income taxes are as follows:

                                                                                     2001                2000
                                                                                     ----                ----

         Loan origination fees                                                      $60,000           $60,000
                                                                                     ======            ======

The total deferred tax assets are as follows:

2001                 2000
                     ----

         Deferred tax assets                                                        $88,779           $73,112
         Deferred tax asset valuation allowance                                     (28,779)          (13,112)
                                                                                     ------            ------

                     Net deferred tax asset                                         $60,000           $60,000

                                                                                     ======            ======

The change in the valuation allowance was $15,667 and $13,112 for 2001 and 2000, respectively.

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

     The Company filed a Registration Statement with the Securities and Exchange Commission for a third public offering of its common stock in August 1999. The Company offered 1,500,000 shares of its common stock at a price of $10 per share. The offering was underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock was required. The stock sale commenced on September 23, 1999 and concluded September 23, 2001. A total of 569,207 shares were sold during the Company's third public offering.

     In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which is not yet effective. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required.

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 2001 and 2000


6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK - Continued

     Pursuant to the terms of the Underwriting Agreement, the Company incurred expense to the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $217,000 and $94,000 during 2001 and 2000, respectively, in connection with these last two public offerings.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001 and 2000:

                                                                2001                                   2000
                                                     Carrying            Fair            Carrying              Fair
                                                       Amount            Value            Amount               Value
                                                    -------------------------------------------------------------------
      Cash and equivalents                        $  1,256,556       $  1,256,556     $     213,084      $     213,084
      Accounts receivable                               58,008             58,008             9,892              9,892
      Interest receivable                               66,236             66,236            15,651             15,651
      Mortgage loans receivable                     12,023,193         12,023,193        11,740,049         11,740,049
      Bond portfolio                                 3,162,511          3,162,511         2,289,962          2,289,962

     The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

     The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, subject to certain borrowing base limitations, through August 1, 2002. Interest is charged at one-half percent over the bank's prime rate totaling 5.25% and 9.5% at December 31, 2001 and 2000, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $0 and $399,653 at December 31, 2001 and 2000, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2001 and 2000