Form 10QSB
period 2002-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2002-05-15
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

        The number of shares outstanding of the Registrant's stock as of
                              April 30, 2002 was:

                  1,774,586 Shares of Common Stock Outstanding

                                         AMERICAN CHURCH MORTGAGE COMPANY



                                   INDEX                                   Page
                                                                            No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 2002 and December 31, 2001..........3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2002 and 2001..........4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2002 and 2001.................5

                  Statement of Stockholder's Equity............................6

                  Notes to Financial Statements ...............................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................10

                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 6.  Exhibits and Reports on Form 8-K ....................................12

                  Signatures..................................................12

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS

--------------------------------------------------------------------------------------------------------


                                                                     March 31,              December 31,
                                                                       2002                    2001
                                                                   ------------         -----------------
                                                                     (Unaudited)              (Audited)

Assets:

 Current Assets
     Cash and Cash Equivalents..............................   $      1,275,111          $      1,256,556
     Current Maturities of  Loans Receivable................            298,076                   298,921
     Current Maturities of Bonds Receivable.................             67,000                   144,000
     Accounts Receivable....................................            434,488                    58,008
     Interest Receivable....................................             76,208                    66,236
     Deferred Offering Costs................................             56,870                    28,293
                                                                   ------------            --------------
         Total current Assets:                                        2,207,753                 1,852,014

     Loans Receivable, net of current maturities & reserves.         12,639,788                11,724,272
     Deferred Bond Offering Costs...........................             56,871                    28,294
     Bonds receivable.......................................          3,885,002                 3,018,511
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                            $  18,849,414              $ 16,683,091
                                                                    ===========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Line of Credit.........................................     $    1,800,000             $      - 0 -
     Accounts Payable.......................................            339,089                     4,350
     Management Fee Payable.................................             26,182                    - 0 -
     Deferred Income........................................             18,651                    17,039
     Dividends Payable......................................            365,646                   344,504
                                                                    -----------                ----------
         Total current Liabilities:.........................          2,549,568                   365,893

     Deferred Income........................................            254,156                   243,903


     Shareholders' Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,768,053
          as of March 31, 2002, 1,769,774 shares as of
          December 31, 2001.................................             17,680                    17,698
     Additional Paid in Capital.............................         16,246,398                16,256,712
     Accumulated Deficit....................................           (218,388)                 (201,115)
                                                                   ------------               -----------
         Total Shareholders' Equity:                                 16,045,690                16,073,295
                                                                    -----------                ----------
                                                                   $ 18,849,414              $ 16,683,091
                                                                    ===========                ==========



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Three Months Ended
                                                             March 31,        March 31,
                                                               2002             2001
                                                               ----             ----

Revenues

     Interest Income Loans...........................      $   306,017    $     291,568
     Interest Income Other...........................          100,521          106,786
     Capital Gains Realized..........................              231              307
     Origination Income..............................            8,836            6,740
                                                             ---------        ---------
         Total Revenues:                                       415,605          405,401

Expenses

     Professional fees...............................           43,474           43,534
     Director fees...................................              800              800
     Interest Expense................................            3,646           16,685
     Other, including provisions for loan losses.....           19,312            9,984
                                                              --------        ---------
         Total Expenses:                                        67,232           71,003

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        ---------

Net Income ..........................................      $   348,373      $    334,398
                                                             =========         =========

Income Per Common Share (Basic and diluted)..........  $           .19  $            .23

Weighted Average Common Shares
      Outstanding....................................        1,776,232         1,482,312

Dividends Declared...................................       $  365,646       $   315,113

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               For the Three                For the Three
                                                               Months Ended                  Months Ended
                                                                 March 31,                    March 31,
                                                                   2002                         2001
                                                                   ----                         ----

Cash Flows From Operating Activities

Net Income                                                   $     348,373               $       334,398
Adjustments to reconcile net income to net cash
 from operating activities:
Provision for losses on mortgage loans receivable                   12,000                         2,555
  Change in assets and liabilities:
     Deferred income                                                11,865                        (5,593)
     Accounts receivable                                          (376,480)                      (52,832)
     Interest receivable                                            (9,972)                        - 0 -
     Prepaids                                                        - 0 -                          (262)
     Management fee payable                                         26,182                         - 0 -
     Accounts payable                                              334,739                       (86,923)
                                                               -----------                   -----------
         Net cash from operating activities                        346,707                       191,343



Cash Flows From Investing Activities

     Investment in mortgage loans                               (1,035,000)                        - 0 -
     Collections of mortgage loans                                 108,329                        63,136
     Investment in bonds                                        (1,053,300)                     (308,000)
     Proceeds from bond portfolio                                  263,809                       167,732
                                                               -----------              ----------------
         Net cash used for investing activities                 (1,716,162)                      (77,132)

Cash Flows From Financing Activities


     Net borrowing on line of credit                             1,800,000                       300,000
     Proceeds from stock offering                                   51,695                       175,407
     Payments for deferred bond offering costs                     (28,577)                        - 0 -
     Deferred equity offering costs                                (28,577)                        - 0 -
     Redemptions                                                   (62,027)                        - 0 -
     Dividends Paid                                               (344,504)                     (293,629)
                                                                 ---------                      --------
         Net cash from financing activities                      1,388,010                       181,778

     Net increase in cash                                           18,555                       295,989

Cash and Cash Equivalents

     Beginning of period                                        $1,256,556                      $213,084
                                                                 ---------                       -------

     End of period                                              $1,275,111                      $509,073
                                                                 =========                       =======

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                            $  365,646                   $   315,113
                                                                 ---------                     ---------


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                               Additional
                                                     Common Stock               Paid-In            Accumulated
                                             Shares            Amount           Capital            Deficit

Balance, December 31, 2001                  1,769,774       $    17,698     $ 16,256,712          $  (201,115)

     Issuance of 5,170 shares of
         common stock, net of
         offering costs                        5,170                51            51,644

     Redemption of 6,891 shares of
         common stock, net of
         offering costs                       (6,891)              (69)          (61,958)

     Net Income                                                                                       348,373


     Dividends declared                                                                              (365,646)
                                           ---------       --------           ----------              -------

Balance, March 31, 2002(unaudited)         1,768,053      $ 17,680          $ 16,246,398           $ (218,388)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2002
--------------------------------------------------------------------------------


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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 2001 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the three month period ended March 31, 2002, the Company bought $1,057,000 of bonds at or below par. In addition, during the same three month period, the Company sold $185,000 of its bonds at par, which was the same as amortized cost, to an affiliate of the Advisor (see note 4). There were no gains or losses on the sale.

Allowance for Mortgage Loans Receivable

The Company  follows a policy of  providing  an  allowance  for  mortgage  loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At March 31, 2002, the Company reserved $23,111 for one mortgage loan which is fifteen mortgage payments in arrears.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2002, the Company had mortgage loans receivable totaling $12,960,975. The loans bear interest ranging from 9.50% to 12.00%. The Company also had a portfolio of secured church bonds at March 31, 2002 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 6.65% to 10.50%. The combined principal of $3,973,000 at March 31, 2002 is due at various maturity dates between August 1, 2002 and June 15, 2021.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2002 is as follows:

                                                          Mortgage Loans          Bond Portfolio

         2002                                              $     298,076          $     67,000
         2003                                                    347,405                57,000
         2004                                                    355,234               119,000
         2005                                                    457,093                97,000
         2006                                                    473,524                57,000
     Thereafter                                               11,029,643             3,576,000
                                                              ----------             ---------
                                                              12,960,975             3,973,000

     Less loan loss reserve                                      (23,111)
     Less discounts from par                                                           (20,998)
                                                              ----------             ---------

            Totals                                           $12,937,864            $3,952,002
                                                              ==========             =========

3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 90,000 shares at a price of $10 per share at March 31, 2002. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2002 through November 15, 2006. No options were exercised as of March 31, 2002.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination fees totaling $38,664 and $20,700 for the three month period ended March 31, 2002.

The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                           March 31, 2002                  December 31, 2001
                                  -------------------------------     ---------------------------
                                       Carrying         Fair             Carrying         Fair
                                        Amount          Value             Amount          Value
                                     ----------    -------------        ----------      --------

     Cash and equivalents         $    1,275,111   $  1,275,111   $     1,256,556 $    1,256,556
     Accounts receivable                 434,488        434,488            58,008         58,008
     Interest receivable                  76,208         76,208            66,236         66,236
     Mortgage loans receivable        12,937,864     12,937,864        12,023,193     12,023,193
     Bond portfolio                    3,952,002      3,952,002         3,162,511      3,162,511

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2003. Interest is charged at 1/2% over the prime rate totaling 5.25% at March 31, 2002. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $1,800,000 at March 31, 2002.

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per shares ($15,000,000) under SEC files 333-81819. The Offering was conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our third public offering on September 23, 2001. A total of 569,207 shares were sold during our third public offering.

     In December, 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required.

     We currently have thirty two first mortgage loans aggregating $12,115,975 in principal amount, five second mortgage loans aggregating $845,000 in principal amount and $3,973,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through
(i) the sale of additional shares and debt in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and
(v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the three month period ended March 31, 2002 our total assets increased by $2,166,323 due primarily to funding of new loans from which funds were drawn from our line of credit. Total liabilities increased by $2,193,928 due to dividends declared but not yet paid as of March 31, 2002, increased borrowings on our line of credit and increased accounts payable. All loans we have made range in interest rate charged to the borrowers from 9.25% to 12.00%. As of March 31, 2002, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.23%. The Company's portfolio of bonds has an average current yield of 8.96%.

     Net income for the Company's three month period ended March 31, 2002 was $348,373 on total revenues of $415,605. Interest income earned on our portfolio of loans was $306,017. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended March 31, 2002 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of March 31, 2002 we had origination income of $20,700 during the first three months of the fiscal year.

     Our Board of Directors declared dividends of $.20625 for each share held of record on March 31, 2002. The dividend, which was paid April 30, 2002 represents a 8.25% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the three month period ended March 31, 2002 are primarily comprised of our borrowings on our line of credit, dividends declared as of March 31, 2002 but not yet paid and accounts payable.

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

     Our future capital needs are expected to be met by (i) additional sale of our shares and issuance of debt securities to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans we make, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock and issuance of debt securities, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     We may borrow funds in an amount not to exceed 50% of our average invested assets. On July 22, 1999 we obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 5.25% at March 31, 2002. The line of credit is collateralized by the mortgage secured bonds we own. We have borrowed $1,800,000 against our line of credit as of March 31, 2002. During the three month period ended March 31, 2002 we had paid $3,646 in interest expense.

     For the period ended March 31, 2002 cash from operating activities increased to $346,707 from $191,343 from the comparative period ended March 31, 2001, primarily due to an increase in accounts payable.

     For the period ended March 31, 2002 cash used for investing activities increased to $1,716,162 from $77,132 from the comparative period ended March 31, 2001, primarily due to an increase in investments in mortgage loans and bonds.

     For the period ended March 31, 2002 cash from financing activities increased to $1,388,010 from $181,778 from the comparative period ended March 31, 2001, primarily due to an increase in our borrowings on our line of credit.

PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.



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

         Dated:    May 14, 2002


                                      AMERICAN CHURCH MORTGAGE COMPANY



                               By:    /s/ Philip J. Myers
                                      ---------------------
                                      Philip J. Myers
                            Chief Executive Officer and Chief Financial Officer
























file:f:\acmc\10q1st02.wpd