Form 10QSB
period 2002-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2002-08-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No .

The number of shares outstanding of the Registrant's stock as of July 31, 2002 was:2,037,801 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY


                               INDEX                                     Page
                                                                          No.



                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 2002 and December 31, 2001.........  3

                  Statements of Operations
                    Six Month Periods Ending June 30, 2002 and 2001..........  4
                    Interim Three Month Periods Ending
                           June 30, 2002 and 2001............................  4

                  Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001..................  5

                  Statement of Stockholders Equity...........................  6

                  Notes to Financial Statements .............................  7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................... 11

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

                  Signatures................................................. 13

Item 1. Financial Statements:

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                      June 30,             December 31,
                                                                       2002                   2001
                                                                   ------------        ------------------
                                                                     (Unaudited)             (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................   $      1,512,927           $     1,256,556
     Current Maturities of Loans Receivable.................            317,303                   298,921
     Current Maturities of Bonds Receivable.................             87,000                   144,000
     Accounts Receivable....................................             62,467                    58,008
     Interest Receivable....................................             82,905                    66,236
     Deferred Offering Costs................................               -0 -                    28,293
                                                               ----------------             -------------
         Total current Assets:                                        2,062,602                 1,852,014

     Loans Receivable, net of Current Maturities & Reserves          13,017,619                11,724,272
     Bond Offering Costs, net of accumulated amortization of
     $3,716 as of June 30, 2002 and $0 as of December 31, 2001          116,892                    28,294
     Bonds Receivable, net of Current Maturities............          3,804,103                 3,018,511
     Other..................................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                           $   19,061,216              $ 16,683,091
                                                                    ===========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................      $       6,340                     4,350
     Management Fee Payable.................................             35,452                      -0-
     Deferred Income........................................             17,653                    17,039
     Dividends Payable......................................            382,445                   344,504
                                                                    ------------               ----------
         Total current Liabilities:.........................            441,890                   365,893

     Deferred Income........................................             272,533                  243,903
     Bonds Payable..........................................           1,119,000                      -0-

     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 1,909,836
          as of June 30, 2002, 1,769,774 shares as of
          December 31, 2001.................................             19,088                    17,698
     Additional Paid in Capital.............................         17,464,844                16,256,712
     Accumulated deficit....................................           (256,139)                 (201,115)
                                                                    -----------              ------------
         Total Shareholders Equity:                                  17,227,793                16,073,295
                                                                     ----------               -----------
                                                                   $ 19,061,216              $ 16,683,091
                                                                     ==========               ===========-

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                                                                  Six Months Ended                  Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               2002              2001              2002            2001
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................      $   629,389        $ 638,902        $  323,372        $ 296,687
     Interest Income Other...........................          193,967          129,995            93,445           72,672
     Capital Gains Realized..........................            3,662            4,613             3,431            4,307
     Origination Income..............................           18,927           11,089            10,092            5,496
                                                               -------          -------           -------          -------
                  Total Revenues:                              845,945          784,599           430,340          379,162

Expenses
     Professional fees...............................           10,725           10,331             5,915            3,357
     Director fees...................................            1,600            1,600               800              800
     Amortization....................................            3,716             -0-              3,716              -0-
     Interest Expense................................           17,847           25,132            14,201            8,448
     Advisory Fees...................................           79,666           80,075            41,002           43,517
     Provision for Loan Loss Reserves................           24,000            8,546            12,000            5,991
     Other...........................................           15,323           10,796             8,011            3,366
                                                               -------          -------           -------           ------
                       Total Expenses:                         152,877          136,480            85,645           65,479
                                                               -------          -------           -------           ------

Net Income...........................................       $  693,068       $  648,119         $ 344,695        $ 313,683
                                                               =======          =======           =======          =======

Income Per Common Share..............................            $ .38            $ .43             $ .19            $ .21

Weighted Average Common Shares
     Outstanding.....................................         1,801,682        1,493,332        1,826,852        1,523,707


Dividends Declared...................................       $   748,092      $   654,288       $  382,445       $  339,175

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                               For the Six                   For the Six
                                                               Months Ended                  Months Ended
                                                                 June 30,                       June 30,
                                                                  2002                           2001

Cash Flows From Operating Activities
Net Income                                                   $     693,068                 $     648,119
Adjustments to reconcile net income to net cash
  used in operating activities:
Provision for losses on mortgage loans receivable                   24,000                         8,546
Amortization                                                         3,716                          -0-
  Change in assets and liabilities:
     Deferred income                                                29,244                         2,228
     Accounts and interest receivable                              (21,128)                      (79,449)
     Prepaids                                                          -0-                          (263)
     Accounts payable                                               37,442                       (47,336)
                                                                   -------                       -------
         Net cash from operating activities                        766,342                       531,845


Cash Flows From Investing Activities
     Investment in mortgage loans                               (2,131,000)                     (523,000)
     Collections of mortgage loans                                 795,271                       127,975
     Investment in bonds                                        (1,350,000)                     (450,000)
     Proceeds from bond portfolio                                  621,408                       639,737
                                                                 ---------                     ---------
         Net cash used for investing activities                 (2,064,321)                     (205,288)

Cash Flows From Financing Activities
     Net borrowing Series A Secured Investor Certificates        1,119,000                           -0-
     Net payment on line of credit                                     -0-                      (399,653)
     Proceeds from stock offering                                1,346,286                       579,374
     Payments for deferred bond offering costs                     (92,314)                          -0-
     Repurchase of common stock                                   (108,471)                          -0-
     Dividends Paid                                               (710,151)                     (608,742)
                                                                ----------                      ---------
         Net cash from (used for) financing activities           1,554,350                      (429,021)
                                                                ----------                     ---------

     Net Increase (Decrease) in Cash                               256,371                      (102,464)

Cash
     Beginning of period                                         1,256,556                       213,084
                                                                 ---------                      --------

     End of period                                         $     1,512,927                 $     110,620
                                                                 =========                      ========

Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                       $       330,719                 $     339,175
     Dividends reinvested                                  $        51,726                 $      97,366

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest Expense                                    $        17,847                 $      25,132

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                               Additional
                                                   Common Stock                 Paid-In                    Accumulated
                                             Shares            Amount            Capital                     Deficit

Balance, December 31, 2001                 1,769,774        $   17,698         $ 16,256,712             $    (201,115)

     Issuance of 150,988 shares of
         common stock, net of
         offering costs                      150,988             1,510           1,316,483

     Repurchase of 10,926 shares of
         common stock, net of
         offering costs                     (10,926)              (120)           (108,351)

     Net Income                                                                                                693,068


     Dividends declared                                                                                       (748,092)
                                           ---------            ------           ----------                   --------

Balance, June 30, 2002     (unaudited)     1,909,836          $ 19,088         $ 17,464,844              $   (256,139)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2002
--------------------------------------------------------------------------------

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

The Company classifies its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the six month period ended June 30, 2002, the Company bought $1,350,000 bonds at par. In addition, during the same six month period, the Company sold $497,000 of its bonds at or above cost.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Mortgage Loans Receivable

The Company  follows a policy of  providing  an  allowance  for  mortgage  loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.
Additionally, no interest income is recognized on impaired loans. At June 30, 2002, the Company reserved $35,111 for one mortgage loan which is eighteen mortgage payments in arrears.

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


2.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2002, the Company had mortgage loans receivable totaling $13,370,033. The loans bear interest ranging from 8.50% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2002 which are carried at cost net of discount. The simple interest bonds pay either semi-annual or quarterly interest ranging from 6.65% to 10.50%. The Company also owns compound interest bonds with interest ranging from 7.50% to 9.00%. All interest is paid at maturity. The combined principal of $3,897,000 at June 30, 2002 is due at various maturity dates between August 1, 2002 and June 15, 2021.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2002 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2002                                             $      317,303         $      87,000
         2003                                                    355,807                57,000
         2004                                                    394,118               119,000
         2005                                                    436,579               103,000
         2006                                                    483,642                65,000
     Thereafter                                               11,382,584             3,466,000
                                                              -----------            ---------
                                                              13,370,033             3,897,000
     Less loan loss reserves                                    ( 35,111)
     Less discounts from par                                                            (5,897)

            Totals                                           $13,334,922             $3,891,103
                                                              ==========              =========


3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 75,000 shares at a price of $10 per share at June 30, 2002. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2002 through November 15, 2007. No options were exercised as of June 30, 2002.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination expenses totaling $79,666 and $42,620 respectively for the six months ended June 30, 2002.

The Advisor and the Company are related through common ownership and common management. See note 6.

5.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. The certificates pay quarterly interest with two, three, four, five and seven year maturities with interest rates from 5.0% to 7.0%. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required. As of June 30, 2002 the Company has sold 136,859 shares and $1,119,000 of its Series "A" secured investor certificates.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                          June 30, 2002                      December 31, 2001
                                  -------------------------------        --------------------------
                                       Carrying          Fair            Carrying         Fair
                                        Amount           Value            Amount          Value
                                      ----------    -------------       ----------  --------------

     Cash and equivalents         $    1,512,927$     1,512,927   $     1,256,556$     1,256,556
     Accounts receivable                  62,467         62,467            58,008         58,008
     Interest receivable                  82,905         82,905            66,236         66,236
     Mortgage loans receivable        13,334,922     13,334,922        12,023,193     12,023,193
     Bond portfolio                    3,891,103      3,891,103         3,162,511      3,162,511

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2003. Interest is charged at 1/2% over the prime rate totaling 5.25% at June 30, 2002. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at June 30, 2002.

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

     On July 11, 1995, the Securities and Exchange Commission declared effective our offering of 2,000,000 common shares at a price of $10.00 per share. We achieved the Minimum Offering of at least 200,000 shares ($2,000,000) sold to not less than 100 individuals (the "Minimum Offering") on April 15, 1996. Until the Minimum Offering was achieved, we could not commence our active business of making mortgage loans to churches. Consequently, business operations from inception (May 27, 1994) to completion of the Minimum Offering (April 15, 1996) were limited to daily business organizational efforts, activities relating to the offering, reviewing potential candidates for church mortgage loans to be made by us once the Minimum Offering was achieved, and conducting informational meetings with brokers and broker- dealers identified to us by the Dealer/Manager--American Investors Group, Inc. ("American"), an affiliate of ours. We concluded our initial public offering on November 8, 1996. As of such date we had sold 335,481 shares to approximately 281 individuals, not including 20,000 shares ($200,000) previously purchased by our initial shareholder -- Apostle Holdings Corporation (formerly DRM Holdings, Inc.).

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

     In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required. As of June 30, 2002 we have sold 136,859 shares and $1,119,000 of our Series "A" secured investor certificates.

     We currently have thirty six first mortgage loans  aggregating  $13,804,478 in principal amount, three second mortgage loans aggregating $610,000 in principal amount and $3,912,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through
(i) the sale of additional shares and Series "A" secured investor certificates in our current public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the six month period ended June 30, 2002 our total assets increased by $2,378,125 due primarily to sale of our common stock and Series "A" secured investor certificates. Total liabilities increased by $1,223,627 due to the sale of our investor certificates. During the six month period ending June 30, 2002 we funded five additional mortgage loans to churches for an aggregate amount of $2,131,000 and purchased $1,350,000 in First Mortgage bonds issued by Churches. All loans we have made range in interest rate charged to the borrowers from 8.50% to 12.00%. As of June 30, 2002, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.15%. The Company's portfolio of bonds has an average current yield of 9.07%.

     Net income for the Company's six month period ended June 30, 2002 was $693,068 on total revenues of $845,945. Interest income earned on our portfolio of loans was $629,389. Excluded from revenue for the six month period ended June 30, 2002 is $47,831 of origination income, or "points," we received , recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received.
Accordingly, because we have elected to operate as a real estate investment trust we distribute to shareholders at least 90% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended June 30, 2002 included origination income even though it is not recognized in its entirety for the period under GAAP.


     Our Board of Directors declared dividends of $.209375 for each share held of record on June 30, 2002. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid July 30, 2002 represents a 8.375% annual rate of return on each share of common stock owned and purchased for $10 per share.

     Our total assets for the three month period ended June 30, 2002 increased $211,802 to $19,061,216 primarily as a result of the sale and issuance of our common stock and Series "A" secured investor certificates pursuant to our current public offering, the proceeds of which were deployed into five new mortgage loans, purchase of First Mortgage Church bonds and equivalent money market obligations. Shareholders' Equity rose $1,182,103 to $17,227,793 for the same reason. Our liabilities at the end of the three month period ended June 30, 2002 are primarily comprised of debt we issued in the sale of our investor certificates, dividends declared but yet not paid, management/account fees payable and deferred income, reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to its Shareholders, and on income generated on church bonds it may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of its business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal operating expenses are advisory fees, legal and accounting fees, communications costs with our Shareholders, and the expenses of our stock transfer agent, registrar and dividend reinvestment agent.

     Our future capital needs are expected to be met by (i) additional sale of its shares to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans we make, (iii) issuance of our debt securities, and (iv) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     We may borrow funds in an amount not to exceed 50% of our average invested assets. We obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 5.25% at June 30, 2002. The line of credit is collateralized by the mortgage secured bonds we own. There was no outstanding balance against our line of credit as of June 30, 2002. During the six month period ended June 30, 2002 we had paid $17,847 in interest expense.

     For the period ended June 30, 2002 cash from operating activities increased to $766,342 from $531,845 from the comparative period ended June 30, 2001, primarily due to an increase in accounts payable.

     For the period ended June 30, 2002 cash used for investing activities increased to $2,064,321 from $205,288 from the comparative period ended June 30, 2001, primarily due to an increase in investments in mortgage loans and bonds.

     For the period ended June 30, 2002 cash from financing activities increased to $1,554,350 from $429,021 used for financing activities for the comparative period ended June 31, 2001, primarily due the issuance of our Series "A" secured investor certificates and our stock offering.

                                                      PART II

                                                 OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              i) Exhibit 99.1

         b)   Reports on Form 8-K
              None
                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    August 14, 2002


                             AMERICAN CHURCH MORTGAGE COMPANY



                            By:    /s/ Philip J. Myers
                            ----------------------------------------------------
                            Philip J. Myers
                            Chief Executive Officer and Chief Financial Officer