Form 10QSB
period 2002-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2002-11-14
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No ____


The number of shares outstanding of the Registrant's stock as of October 31, 2002 was: 2,192,949 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                            Page
                                                                        No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets September 30, 2002 and December 31, 2001....3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 2002 and 2001... 4 Interim Three Month Periods Ending
                           September 30, 2002 and 2001.......................4

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2002 and 2001............5

                  Statement of Stockholder's Equity..........................6

                  Notes to Financial Statements ............................ 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................... 11

Item 3.  Controls and Procedures ...........................................13

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Exhibits and Reports on Form 8-K ..................................14

                  Signatures................................................14

Item 1. Financial Statements:

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------



                                                               September 30,               December 31,
                                                                   2002                       2001
                                                            -------------------        ------------------
                                                                (Unaudited)                (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $    4,759,067             $   1,256,556
     Current Maturities of Loans Receivable.................            336,959                   298,921
     Current Maturities of Bonds Receivable.................             21,000                   144,000
     Accounts Receivable....................................             63,131                    58,008
     Interest Receivable....................................             83,161                    66,236
     Deferred Offering Costs................................               -0 -                    28,293
                                                                    ------------              -----------
         Total current Assets:                                        5,263,318                 1,852,014

     Loans Receivable, net of Current Maturities & Reserves          14,262,076                11,724,272
     Bond Offering Costs, net of accumulated amortization of
     $12,800 as of Sep 30, 2002 and $0 as of December 31, 2001          214,146                    28,294
     Bonds Receivable, net of Current Maturities............          3,826,208                 3,018,511
     Other..................................................             60,000                    60,000
                                                                    -----------               -----------

         Total Assets:                                           $   23,625,748             $  16,683,091
                                                                    ===========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................    $          -0-                     4,350
     Deferred Income........................................             17,798                   17,039
     Dividends Payable......................................            386,337                  344,504
                                                                       ---------               ---------
         Total current Liabilities:.........................            404,135                  365,893

     Deferred Income........................................            300,292                  243,903
     Investor Saver Certificates............................          3,537,000                      -0-

     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 2,155,325
          as of September 30, 2002, 1,769,774 shares as of
          December 31, 2001.................................             21,553                    17,698
     Additional Paid in Capital.............................         19,739,751                16,256,712
     Accumulated deficit....................................          (376,983)                 (201,115)
                                                                    -----------               -----------
         Total Shareholders Equity:                                  19,384,321                16,073,295
                                                                     ----------                ----------
                                                                  $  23,625,748             $  16,683,091
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                                                                 Nine Months Ended                  Three Months Ended
                                                                    September 30,                      September 30,
                                                               2002              2001              2002            2001
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................      $   975,797          937,731     $     346,408        $ 298,829
     Interest Income Other...........................          285,787          194,052            91,821           68,316
     Capital Gains Realized..........................            5,739            5,690             2,077            1,077
     Origination Income..............................           24,682           21,850             5,755           10,761
                                                             ---------        ---------           -------          -------
                  Total Revenues:                            1,292,005        1,159,323           446,061          378,983

Expenses
     Professional fees...............................           17,125           16,296             6,400            5,965
     Director fees...................................            2,400            2,400               800              800
     Amortization....................................           12,800             -0-              9,084              -0-
     Interest Expense................................           54,991           26,649            37,145            1,517
     Advisory Fees...................................          124,822          124,187            45,156           44,112
     Provision for Loan Loss Reserves................          101,000              -0-            77,000              -0-
     Other...........................................           20,306           24,968             4,984            5,625
                                                               -------          -------           -------           ------
                       Total Expenses:                         333,444          194,500           180,569           58,019
                                                               -------          -------           -------           ------

Net Income...........................................      $   958,561        $  964,823      $   265,492        $ 320,964
                                                               =======           =======          =======         ========

Income Per Common Share..............................            $ .51             $ .63            $ .13            $ .20

Weighted Average Common Shares
     Outstanding.....................................        1,888,544         1,533,589        2,059,436        1,622,717


Dividends Declared...................................     $  1,134,429       $   979,586       $  386,337        $ 325,298

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------



                                                             For the Nine                  For the Nine
                                                             Months Ended                  Months Ended
                                                             September 30,                 September 30,
                                                                2002                           2001
                                                           ---------------                 -------------

Cash Flows From Operating Activities
Net Income                                                   $     958,561                 $     964,823
Adjustments to reconcile net income to net cash
  used in operating activities:
Provision for losses on mortgage loans receivable                  101,000                         8,546
Amortization                                                        12,800                          -0-
  Change in assets and liabilities:
     Deferred income                                                57,148                         9,167
     Accounts and interest receivable                             (22,048)                      (63,651)
     Prepaids                                                          -0-                         9,110
     Accounts payable                                              (4,350)                      (70,812)
                                                                 ---------                      --------
         Net cash from operating activities                      1,103,111                       857,183


Cash Flows From Investing Activities
     Investment in mortgage loans                               (3,814,000)                     (898,000)
     Collections of mortgage loans                               1,137,158                        538,881
     Investment in bonds                                        (1,444,000)                     (776,040)
     Proceeds from bond portfolio                                  759,303                        905,205
                                                                -----------                     ---------
         Net cash used for investing activities                 (3,361,539)                     (229,954)

Cash Flows From Financing Activities
     Net borrowing Series A Secured Investor Certificates        3,537,000                           -0-
     Net payment on line of credit                                     -0-                      (399,653)
     Proceeds from stock offering                                3,625,907                     2,868,565
     Payments for deferred bond offering costs                    (198,652)                          -0-
     Repurchase of common stock                                   (110,720)                          -0-
     Dividends Paid                                             (1,092,596)                     (947,917)
                                                                ----------                     ---------
         Net cash from financing activities                      5,760,939                     1,520,995
                                                                 ---------                     ---------

     Net Increase in Cash                                        3,502,511                     2,148,224

Cash and Cash Equivalents
     Beginning of period                                         1,256,556                       213,084
                                                                ----------                       -------

     End of period                                           $   4,759,067                 $   2,361,308
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Financing Activities
     Dividends declared but not paid                        $      386,337                $      325,298
     Dividends reinvested                                   $      159,017                $      152,325

Supplemental Cash Flow Information
     Cash paid during the period for
       Interest Expense                                    $        54,911               $        26,649

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                  Additional
                                                     Common Stock                   Paid In               Accumulated
                                             Shares              Amount             Capital                 Deficit
                                             ------              ------           ----------              -----------

Balance, December 31, 2001                  1,769,774        $   17,698         $ 16,256,712             $    (201,115)

     Issuance of 397,700 shares of
         common stock, net of
         offering costs                       397,700             3,977            3,593,637

     Repurchase of 12,149 shares of
         common stock                        (12,149)             (122)            (110,598)

     Net Income                                                                                                 958,561


     Dividends declared                                                                                     (1,134,429)
                                        ----------------   -----------    ------------------                -----------

Balance, September 30, 2002                2,155,325         $  21,553          $ 19,739,751             $    (376,983)
        (unaudited)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the nine month period ended September 30, 2002, the Company bought $1,444,000 bonds at par. In addition, during the same nine month period, the Company sold $497,000 of its bonds at or above cost.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Mortgage Loans Receivable

The Company  follows a policy of  providing  an  allowance  for  mortgage  loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At September 30, 2002, the Company reserved $112,112 for five mortgage loans which are in arrears.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2002, the Company had mortgage loans receivable totaling $14,711,147. The loans bear interest ranging from 8.50% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2002 which are carried at cost net of discount. The simple interest bonds pay either semi-annual or quarterly interest ranging from 5.50% to 10.50%. The Company also owns compound interest bonds with interest ranging from 7.50% to 9.00%. All interest is paid at maturity. The combined principal of $3,877,000 at September 30, 2002 is due at various maturity dates between November 1, 2002 and June 15, 2021.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2002 is as follows:

                                                             Mortgage Loans       Bond Portfolio

         2002                                             $      336,959         $      21,000
         2003                                                    381,123                66,000
         2004                                                    421,861               119,000
         2005                                                    466,981               100,000
         2006                                                    516,958                76,000
     Thereafter                                               12,587,265             3,495,000
                                                              ----------             ---------
                                                              14,711,147             3,877,000
     Less loan loss reserves                                  ( 112,112)
     Less discounts from par                                                          (29,792)

            Totals                                         $  14,599,035          $  3,847,208
                                                              ==========             =========


3.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 4) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 75,000 shares at a price of $10 per share at September 30, 2002. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2002 through November 15, 2007. No options were exercised as of September 30, 2002.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination expenses totaling $124,822 and $76,280 respectively for the nine months ended September 30, 2002.

The Advisor and the Company are related through common ownership and common management. See note 6.

5.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. The certificates pay quarterly interest with two, three, four, five and seven year maturities with interest rates from 5.00% to 7.00%. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by American Investors Group, Inc. (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required. As of September 30, 2002 the Company has sold 397,700 shares and $3,537,000 of its Series "A" secured investor certificates.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                          September 30, 2002                December 31, 2001
                                        ----------------------            ----------------------
                                        Carrying         Fair            Carrying          Fair
                                         Amount          Value            Amount          Value
                                        --------         -----           --------         -----

     Cash and equivalents         $    4,759,067   $  4,759,067   $     1,256,556   $  1,256,556
     Accounts receivable                  63,131         63,131            58,008         58,008
     Interest receivable                  83,161         83,161            66,236         66,236
     Mortgage loans receivable        14,599,035     14,599,035        12,023,193     12,023,193
     Bond portfolio                    3,847,208      3,847,208         3,162,511      3,162,511

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by reducing the aggregate amount reserved against our loans ans bonds from the aggregate outstanding principal amount of our loans and bonds.

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2003. Interest is charged at 1/2% over the prime rate totaling 5.25% at September 30, 2002. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at September 30, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


                        AMERICAN CHURCH MORTGAGE COMPANY

Plan of Operation

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by American Investors Group, Inc. on a "best efforts" basis, and no minimum sale of stock or certificates will be required. As of September 30, 2002 we have sold 397,700 shares and $3,537,000 of our Series "A" secured investor certificates.

At September 30, 2002, we had forty-one first mortgage loans aggregating $15,222,478 in original principal amount, three second mortgage loans aggregating $610,000 in original principal amount and $3,940,000 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on- going basis as more investable assets become available through (i) the sale of additional shares and Series "A" secured investor certificates in our current public offerings; (ii) prepayment and repayment at maturity of existing loans; (iii) borrowed funds; and (iv) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

During the nine month period ended September 30, 2002 our total assets increased by $6,942,657 due primarily to sale of our common stock and Series "A" secured investor certificates. Total liabilities increased by $3,631,631 due to the sale of our investor certificates. During the nine month period ending September 30, 2002 we funded eleven additional mortgage loans to churches for an aggregate amount of $3,814,000 and purchased $1,444,000 in first mortgage bonds issued by Churches. All loans we have made range in interest rate charged to the borrowers from 8.50% to 12.00%. As of September 30, 2002, the average, principal-adjusted interest rate on the Company's portfolio of loans was 10.05%. The Company's portfolio of bonds has an average current yield of 9.08%.

Net income for the Company's nine month period ended September 30, 2002 was $958,561 on total revenues of $1,292,005. Interest income earned on our portfolio of loans was $975,797. Excluded from revenue for the nine month period ended September 30, 2002 is $80,780 of origination income, or "points," we received , recognition of which under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received.
Accordingly, because we have elected to operate as a real estate investment trust we distribute to shareholders at least 90% of "Taxable Income," the dividends declared and paid to shareholders for the quarter ended September 30, 2002 included origination income even though it is not recognized in its entirety for the period under GAAP.

Our Board of Directors declared dividends of $.1875 for each share held of record on September 30, 2002. During our public offering, dividends are computed and paid to each shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid October 31, 2002 represents a 7.50% annual rate of return on each share of common stock owned and purchased for $10 per share.

Our total assets for the three month period ended September 30, 2002 increased $4,564,532 to $23,625,748 primarily as a result of the sale and issuance of our common stock and Series "A" secured investor certificates pursuant to our current public offering, the proceeds of which were deployed into six new mortgage loans, purchase of first mortgage church bonds and equivalent money market obligations. Shareholders' equity rose $2,156,528 to $19,384,321 for the same reason. Our liabilities at the end of the three month period ended September 30, 2002 are primarily comprised of debt we issued in the sale of our investor certificates, dividends declared but yet not paid, management/account fees payable and deferred income, reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan.

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

Our future capital needs are expected to be met by (i) the sale of additional shares and Series "A" secured investor certificates in our current public offerings; (ii) prepayment and repayment at maturity of existing loans; (iii) borrowed funds; and (iv) dividends reinvested under the Dividend Reinvestment Plan. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

We may borrow funds in an amount not to exceed 50% of our average invested assets. We obtained a line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 5.25% at September 30, 2002. The line of credit is collateralized by the mortgage secured bonds we own. There was no outstanding balance against our line of credit as of September 30, 2002. During the nine month period ended September 30, 2002 we paid $12,717 in interest expense on our line of credit.

For the period ended September 30, 2002 cash from operating activities increased to $1,103,111 from $857,183 from the comparative period ended September 30, 2001, primarily due to deferred income and loan loss provisions.

For the period ended September 30, 2002 cash used for investing activities increased to $3,361,539 from $229,954 from the comparative period ended
September 30, 2001, primarily due to an increase in investments in mortgage loans and bonds.

For the period ended September 30, 2002 cash from financing activities increased to $5,760,939 from $1,520,995 used for financing activities for the comparative period ended September 31, 2001, primarily due the sale of our Series "A" secured investor certificates and our stock offering.
Critical Accounting Policies and Estimates

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We evaluate these estimates based on assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our financial instruments involves a high degree of judgment.

We estimate the fair value of our mortgage loans receivable and bond portfolio by reducing amounts reserved against the loan from the outstanding principal amount of the loan. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan or bond in estimating fair value. Our loan loss policy results in reserves based on a percentage of the principal amount outstanding on a loan if cumulative interruptions occur in the normal payment schedule of a loan. The amount reserved under our loan loss policy ranges from 1% to 5% of the outstanding principal amount of the loan, depending on the number of payments that are delinquent. Our advisor reviews the amount reserved on defaulted loans on an ongoing basis and may increase the amount reserved if the advisor determines that the amount reserved does not adequately reflect the amount that is in doubt of being collected.

Item 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

In evaluating our Disclosure Controls and Internal Controls, our CEO and CFO noted that our advisor, Church Loan Advisors, Inc., maintains our books and records. An administrator employed by the advisor is responsible for original entries in our financial records and for reconciling our records with statements received from our bank. The chief financial officer of the advisor oversees the activities of the advisor's administrator. The chief financial officer of the advisor reports directly to our CEO and CFO, Philip J. Myers. We originate all mortgage loans in our portfolio. Legal documentation of our mortgage loan portfolio is prepared under the direct supervision of our CEO.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective to ensure that material information relating to the company is made known to management and the advisor and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.



Item 5.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              i) Exhibit 99.1

         b)   Reports on Form 8-K
              None
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    November 14, 2002


                           AMERICAN CHURCH MORTGAGE COMPANY



                           By:    /s/ Philip J. Myers
                           ---------------------------------------------------
                           Philip J. Myers
                           Chief Executive Officer and Chief Financial Officer

I, Philip J. Myers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Church Mortgage Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: November 14, 2002                    /s/ Philip J. Myers
                                                  -------------------
                                                  Philip J. Myers
                                                  Chief Executive Officer and
                                                 (Principal Executive Officer)
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

                                                                   Exhibit 99.1


                        American Church Mortgage Company


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2002 (the last date of the period covered by the Report).


                                 /s/ PHILIP J. MYERS
                                 ----------------------------------------------
                                 Philip J. Myers
                                 Chief Executive Officer and
                                 Chief Financial Officer
                                 November 14, 2002