Form 10KSB
period 2002-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2003-03-28
CIK 934543

As filed with the Securities and Exchange Commission on March 28, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002
       or

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


                 (Name of small business issuer in its charter)

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

State issuer's revenues for its most recent fiscal year:      $1,785,443

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 28, 2003 was: 2,240,983

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2003.
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                     INDEX                                Page
                                                                           No.

                                     PART I

Item 1.    Description of Business.................................        3

Item 2.    Description of Property.................................       10

Item 3.    Legal Proceedings.......................................       10

Item 4.    Submission of Matters to a Vote of Security Holders.....       10

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.............................       11

Item 6.    Management's Discussion and Analysis
           or Plan of Operation....................................       12

Item 7.    Financial Statements:...................................       15

                  Balance Sheets
                  December 31, 2002 and 2001.......................      F-2

                  Statements of Operations
                  Years Ended December 31, 2002 and 2001...........      F-4

                  Statements of Stockholders' Equity
                  December 31, 2002 and 2001.......................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2002 and 2001...........      F-6

                  Notes to Financial Statements....................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure......       15

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act...........................................       15

Item 10.   Executive Compensation.................................       15

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.............................................       15

Item 12.   Certain Relationships and Related Transactions.........       15

Item 13.   Exhibits and Reports on Form 8-K.......................       16

Item 14.   Controls and Procedures................................       16

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


Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $1,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2003, we have made 67 loans to 61 churches in the aggregate amount of $25,144,478, with the average size being $375,291. Of the 67 loans we have made, 16 loans totaling $3,387,000 have been repaid early by the borrowing churches. We also own, as of February 28, 2003, $4,445,860 principal amount of Church Bonds, which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the three public offerings of our common stock, as well as our current public offering of common stock and secured investor certificates.

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

     On September 23, 1999 the Securities and Exchange Commission declared effective our third public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) under SEC File 333-81819. The Offering was conducted on a "best- efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. We concluded our third public offering on September 23, 2001. A total of 569,207 shares were sold during our third public offering.

     On April 26, 2002 the Securities and Exchange Commission declared effective our fourth public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) and $15,000,000 of Secured Investor Certificates under SEC file 333- 75836. The Offering is conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of February 28, 2003, 477,798.5 shares ($4,777,985) and $8,215,000 of certificates have been sold through American Investors Group, Inc. to public investors. This offering is at present on-going and is expected to terminate when all shares and certificates being offered are sold.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., ("American") has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, they review financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (notes) of such borrowers to the investing general public. The shareholders, officers and directors of American have been engaged in the business of church financing since 1983, with a combined experience of approximately 78 years in this business. Since its inception, American has underwritten approximately 192 church bond financings, in which approximately $335,575,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,748,000.

     In the course of its business, American identified a demand from potential borrowers for smaller loans of $100,000 to $1,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing diminished for financings under $750,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reticence of banks to lend to churches for other than economic reasons. Our objective is to provide a lending source to this segment of the industry-by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American.

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


  Loan Type                          Interest Rate (1)                      Origination Fee (2)
20/25 Year Term (3)                Fixed @ 8.65%/8.75% respectively                    4.0%
20 Year Term (3)                   Variable Annually @ Prime + 2.50%                   3.5%
Renewable Term  (4)                Fixed @:
     3 Year                               7.75%                                        3.5%
     5 Year                               7.95%                                        3.5%
     7 Year                               8.25%                                        3.5%
10 Year                                   8.35%                                        3.5%
Construction 1 Year Term           Fixed @ 9.00%                                       2.0%
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

          (3) Fully amortized repayment term. Amortization terms may vary, as may other loan terms, depending on individual loan negotiations and competitive forces.

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

     The above table describes certain material terms of Loan Types, interest rates and fees currently offered and charged by us. The table does not, however, purport to identify all possible Loan Types, terms, rates, and fees that we may offer from time- to-time. We may determine at any time to modify the terms identified above and/or offer loan terms different than any of the Loan Types, interest rates and fees identified above and do, in fact, negotiate these terms and fees with many of our borrowers.

Mortgage Loan Processing and Underwriting

     Mortgage loan applications are prepared and verified by our Advisor's personnel in our Loan Origination and Underwriting Department. Verification procedures are designed to assure a borrower's qualification under our Financing Policies which are specifically identified herein and include, among other things, obtaining:

     o applications containing key information concerning the prospective borrowers;

     o    project description;

     o    financial statements in accordance with our Financing Policies;

     o    corporate records and other organizational documents of the borrower;

     o    preliminary  title report or commitment for mortgagee title insurance;
          and

     o    a real estate appraisal in accordance with the Financing Policies.

     All appraisals and financial statements are prepared by independent third-party professionals who we approve based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and certain of its staff. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Currently, we have no outstanding balance against our line of credit as of February 28, 2003. We may borrow up to 50% of the value of our Average Invested Assets to make loans regardless of our capacity to (i) sell the Shares on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our portfolio. Cash resources generally available to us consist primarily of the net proceeds from the sale of our common stock and Secured Investor Certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from future sales of our common stock and Secured Investor Certificates (if any), (i) principal repayments from borrowers on loans made by us, (ii) dividends reinvested by our shareholders electing the Dividend Reinvestment Plan, and (iii) funds borrowed under any line of credit arrangement.

The Advisory Agreement

     We have entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor furnishes advice and recommendations concerning our business affairs, provides administrative services to us and manages our day-to-day operations. Among other things, the Advisor:

     o serves as our mortgage loan underwriter and advisor in connection with our primary business of making loans to churches;

     o advises and selects Church Bonds to be purchased and held for investment by us;

     o    services all mortgage loans we make;

     o provides marketing and advertising and generates loan leads directly and through its affiliates;

     o    deals   with   regulatory   agencies,   borrowers,   lenders,   banks,
          consultants, accountants, brokers, attorneys, appraisers, insurers and others;

     o supervises the preparation, filing and distribution of tax returns and reports to governmental agencies and to Shareholders and acts on our behalf in connection with shareholder relations;

     o provides office space and personnel as required for the performance of the foregoing services; and

     o as requested by us, makes reports to us of its performance of the foregoing services and furnishes advice and recommendations with respect to other aspects of our business.

     In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees, proxy solicitation expenses, and dividend reinvestment agent fees are direct expenses of ours and are not provided for by the Advisor as part of its services.

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

     Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the Advisor, and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business-such as the costs and expenses of reporting to various governmental agencies and the Shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and unreimbursed costs directly relating to closing of loan transactions.

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

     (ii) The total principal amount of mortgage-secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets.

     (iii)The loan amount cannot exceed 75% of the value of the real estate and improvements securing each loan, such value being determined based on a written appraisal prepared by an appraiser acceptable to the Advisor. On all loans, we will require a written appraisal certified by a member of the Appraisal Institute ("MAI"), or a state-certified appraiser.

     (iv) An ALTA (American Land Title Association) or equivalent Mortgage Title Policy must be furnished to us by the borrower insuring our mortgage interest.

     (v) The borrower's long-term debt (including the proposed loan) cannot exceed four times their gross income for the previous twelve (12) months.

     (vi) The borrower must furnish us with financial statements (balance sheet and income and expense statement) for their last three (3) complete fiscal years and a current financial statement for the period within ninety days of the loan closing date. On loans of $500,000 or less, the last complete fiscal year must be reviewed by an independent accounting firm. On loans in excess of $500,000, the last complete fiscal year financial statements must be audited by an independent auditor. Borrowers in existence for less than three fiscal years must provide financial statements since their inception. No loan will be extended to a borrower in operation less than two years absent express approval by our Board of Directors.

     (vii)The Advisor typically requires the borrower to arrange for automatic electronic payment or drafting of monthly payments.

     (viii) The Advisor may require (i) key-man life insurance on the life of the senior pastor of a church; (ii) personal guarantees of church members and/or affiliates; and (iii) other security enhancements for our benefit.

     (ix) The borrower must agree to provide to us annual reports (including financial statements) within 120 days of each fiscal year end beginning with the fiscal year end next following the funding of the loan.

     (x) The Advisor may require the borrower to grant to us a security interest in all personal property located and to be located upon the mortgaged premises (excluding property leased by the borrower).

     (xi) We require borrowers to maintain a general perils and liability coverage insurance policy naming us as the loss-payee in connection with damage or destruction to the property of the borrower which typically includes weather-related damage, fire, vandalism and theft. Our advisor may require the borrower to provide flood, earthquake and/or other special coverage.

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

Competition

     The business of making loans to churches and other non-profit religious organizations is highly competitive. We compete with a wide variety of investors and other lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to our own. A number of these competitors have greater financial resources, larger staffs and longer operating histories than we do. We compete principally by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other religious organizations.
Employees

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

     Subject to the supervision of the Board of Directors, our business is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides us investment advisory and administrative services. The Advisor is owned by Philip
J. Myers. Mr. Myers is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past and current public offerings. The Advisor employs three persons on a part-time or other basis. The Company does not presently expect to directly employ any persons in the foreseeable future, since all of our administrative functions and operations are contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

Operations

     Our operations currently are located in the 8,400 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned by David G. Reinhart, a former office and director of ours. We are not charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor.

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

         None

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.



         Outstanding Securities

     As of February 28, 2003, 2,240,983 shares of our common stock and $8,215,000 of secured investor certificates were issued and outstanding. On April 26, 2002, the Securities and Exchange Commission declared effective our fourth public offering of 1,500,000 common shares at a price of $10.00 per share and $15,000,000 of secured investor certificates. We are currently offering common stock and secured investor certificates under this registration statement.

         Lack of Liquidity and Absence of Public Market Price.

     There is no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if any develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). However, we value our shares at $10 per share since this has been the public offering price for our shares and the price at which shares are purchased in our dividend reinvestment program.

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

         Holders of Our Common Shares

     As of February 28, 2003, we had 1,038 record holders of our $.01 par common stock, including our first Shareholder, Apostle Holdings Corp. (formerly known as: DRM Holdings, Inc.), a Minnesota corporation and affiliate of the Advisor, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).

         Dividends

     We paid dividends for the prior fiscal years on our common stock as follows:


     For Quarter                Dollar Amount Distributed                 Annualized Yield Per $10
       Ended:                         Per Share:                              Share Represented:
                                2002               2001                        2002              2001

     March 31st                 $.20625           $.2125                       8.25%             8.50%
      June 30th                 $.209375          $.225                        8.375%            9.00%
   September 30th               $.1875            $.20                         7.50%             8.00%
    December 31st               $.165625          $.19375                      6.625%            7.75%

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

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods in which we are selling shares by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our Shares and Certificates, and (iii) investing our undeployed capital in Permitted Temporary Investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our Shareholders in periods of our business operations when capital is being raised through the sale of additional securities. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our Shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2002 we distributed substantially all of our taxable income to our Shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in their Shares.

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

         Financial Condition

     During our year ended December 31, 2002 our total assets increased by $12,552,647 due primarily to sale of our common stock and secured investor certificates in our fourth "best efforts" public offering. Our total liabilities increased by $8,828,631 due primarily to the issuance of our secured investor certificates.

         Results of Operations - 2002

     Since our inception, we have experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarter ended December 31, 2002. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on December 31, 2002 was $.165625 representing an annualized yield of 6.625%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under "GAAP". By way of further comparison, the dividend payment made to December 31, 2002 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received from our fourth public offering of stock and secured investor certificates and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans.

     Our total assets increased from $16,683,091 at December 31, 2001 to $29,235,738 at December 31, 2002. The primary reason for the increase in total assets from December 31, 2001 through December 31, 2002 was a result of the sale and issuance of our common stock and secured investor certificates pursuant to our fourth public offering, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity rose from $16,073,295 at December 31, 2001 to $19,797,311 at December 31, 2002 for the same reasons. Our liabilities for both periods are largely comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. Our primary liability at December 31, 2002 is our long term note payable, which is the sum of the secured investor certificates sold under our fourth public offering.

     Our Board of Directors declared dividends of $.20625 for each share of record on March 31, 2002, $.209375 for each shares held of record on June 30, 2002, $.1875 for each shares held of record September 30, 2001 and $.165625 for each share held of record on December 31, 2002. Based on the four quarters ended March 31, 2002, June 30, 2002, September 30, 2002 and December

31, 2002, the dividends paid represented an 8.25%, 8.375%, 7.50% and 6.625 % annualized yield to shareholders, respectively, for an effective overall annual yield of 7.70% in 2002. In 2002, an especially in the last quarter of 2002, our dividend yield was significantly lower than in prior periods. This decrease results primarily from the large cash balances we received from our current public offering or common stock and Secured Investor Certificates, which were held in money market instruments pending deployment in new loans. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned on a per share basis was lower than in prior periods.

         Results of Operations - 2001

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

     In addition, we are able to borrow funds in an amount not to exceed 50% of our Average Invested Assets in order to increase our lending capacity. We currently have a $2,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2003 we have no outstanding balance against our line of credit. This credit line is secured by the pledge of $2,401,000 in principal amount of our Church Bonds. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds is prime interest rate plus 1/2%). However, there can be no assurance that we can loan funds out at rates higher than the rate at which we borrow the funds. We anticipate to "pay-down" any future borrowings on our line of credit by (i) selling additional securities in our public offering; (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments; and (iii) use the proceeds raised in our dividend reinvestment program. Increases or decreases in the prime lending rate as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     On April 26, 2002 the Securities and Exchange Commission declared effective our registration statement to sell to the public $1,500,000 shares of our common stock at $10 per share ($15,000,000) and to sell to the public $15,000,000 of debt securities, which we call "Secured Investor Certificates." Our future capital needs are expected to be met by (i) our pending public offering; (ii) the repayment of existing loans; (iii) dividend reinvestment by our shareholders under our dividend reinvestment plan; and (iv) borrowing under our line of credit.

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

     We have two first mortgage loans that are three or more payments in arrears. The first loan has an outstanding balance of approximately $235,000. The church has missed three consecutive mortgage payments in 2002 and has missed one mortgage payment in 2003. We have reserved for this loan and are continuing to work with the church to bring its payments current. We have notified the church if any future mortgage payments are not met we will engage legal counsel to foreclose on the church's property. The second loan is a first mortgage loan with an outstanding balance of $182,000. The church, located in Battle Creek, Michigan, has not made a monthly mortgage payment since June of 2002. We have engaged legal counsel and are currently foreclosing on the church's property. The church congregation has disbanded and the church's property is currently unoccupied. We plan to take possession of the church and list the property for sale through a local realtor.

Listed below is our current loan loss reserve policy:


Incident   Percentage of Loan                      Status of Loan
              Reserved
========  ===================== ================================================
1.          None                 Loan is  current,  no  interruption  in  payments
                                 during  history  of  the  loan,  ("interruption"  means
                                 receipt by us more than 30 days after scheduled payment
                                 date).

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

7.         The Greater Of: (i)    Loan is declared to be in default.  Foreclosure proceeding underway or imminent.  Reserve amount
           Accumulate reserve     dependent on value of collateral.  All expenses related to enforcing loan agreements are expensed.
           during default period
           equal to principal
           loan balance in excess
           of 65% of original
           collateral value; or
           (ii)1% of the remaining
           principal balance each
           quarter during which
           the default remains in
           effect

Loan loss reserves are recorded on a quarterly basis.

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable and bond portfolio involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of the substantial activity/turnover in this portfolio. We estimate the fair value of the bond portfolio to be the same as the carrying value because, even though there is no ready public market for these bonds, the cost is current. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan or bond in estimating fair value. In addition, the loan loss policy, previously discussed, is a critical accounting policy.

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

Item 8.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.

         None

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.

     The information set forth under the captions "Nominees," "How does the Board operate?" and "Section 16(a) beneficial ownership reporting compliance" in the definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2003, to be filed with the Securities and Exchange Commission on or before April 1, 2003, is incorporated by this reference.

Item 10.  Executive Compensation

     The information set forth under the caption "How are directors compensated?" in the definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2003, to be filed with the Securities and Exchange Commission on or before April 1, 2003, is incorporated by this reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2003, to be filed with the Securities and Exchange Commission on or before April 1, 2003, is incorporated by this reference.

Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Party Transactions" in the definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2003, to be filed with the Securities and Exchange Commission on or before April 1, 2003, is incorporated by this reference.

Item 13.       Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Title
 No.

3.1     Amended and Restated Articles of Incorporation                                  3

3.2     Second Amended and Restated Bylaws                                              4

4.1     Specimen Common Stock Certificate                                               3

4.2     Trust Indenture between the Company and The Herring National Bank               2

10.1    Amended and Restated  REIT  Advisory  Agreement  Betw and Church Loan           4
        Advisory, Inc.

10.2    Amendment  No. 1 to  Advisory  Agreement  Between  the                          1
        Church Loan Advisors, Inc.

10.3    Dividend  Reinvestment  Plan                                                    1

10.4    Line of Credit Agreement with Beacon Bank dated March 18, 2002                  2

10.5    $2,000,000 Promissory Note and Combined Security between the Company and        2
        Beacon Bank dated March 18, 2002

10.7    Security Agreement between the Company and The Herring National Bank            2
        as Trustee

99.1    Certification Pursuant to Section 906 of Sarbanes Oxley Act                     5

     (1)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11 filed June 29, 1999.

     (2)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11/A filed April 26, 2002.

     (3) Incorporated herein by reference to th Company's Registration Statement on Form 8-A filed April 30, 1999. (4) Incorporated herein by reference to the Company's Registration Statement on Form S-11 filed December 21, 2001.

(b) Reports on Form 8-K

     The Company filed form 8-K on December 16, 2002 notifying the Securities and Exchange Commissio that the we intend to delay our annual meeting until April 2003.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

     In evaluating our Disclosure Controls and Internal Controls, our CEO and CFO noted that our advisor, Church Loan Advisors, Inc., maintains our books and records. An administrator employed by the advisor is responsible for original entries in our financial records and for reconciling our records with statements received from our bank. The chief operating officer of the advisor oversees the activities of the advisor's administrator. The chief operating officer of the advisor reports directly to our CEO and CFO, Philip J. Myers. We originate all mortgage loans in our portfolio. Legal documentation of our mortgage loan portfolio is prepared under the direct supervision of our CEO.

     In accordance with Securities and Exchange Commission requirements, the CEO and CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN CHURCH MORTGAGE COMPANY
Dated: March 28,2003                           By:/s/ Philip J.Myers
                                               Philip J. Myers, President,
                                               Treasurer(Chief Executive Officer
                                               and Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Philip J. Myers                           Date: 03/28/03
        Philip J. Myers
          President, Treasurer and Director

By: /s/ Dennis J. Doyle                           Date: 03/28/03
        Dennis J. Doyle, Director

By: /s/ John M. Clarey                            Date: 03/28/02
        John M. Clarey, Director

By: /s/ Robert O. Naegele, Jr.                    Date: 03/28/03
        Robert O. Naegele, Jr., Director

By: /s/ Kirbyjon H. Caldwell                      Date: 03/28/03
        Kirbyjon H. Caldwell, Director


I, Philip J. Myers, certify that:

     1. I have reviewed this annual report on Form 10-K of American Church Mortgage Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements and other financial information included in thi report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and are responsible for establishing and maintainin disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this repor (the "Evaluation Date"); and

          c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee o registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financia data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and have indicated in this report whether or not there were significant changes in internal controls or in other factor that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                          /s/ Philip J. Myers
                                                  Philip J. Myers
                                                  Chief Executive Officer and
                                                 (Principal Executive Officer)
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit Title
 No.

3.1     Amended and Restated Articles of Incorporation                                  3

3.2     Second Amended and Restated Bylaws                                              4

4.1     Specimen Common Stock Certificate                                               3

4.2     Trust Indenture between the Company and The Herring National Bank               2

10.1    Amended and Restated  REIT  Advisory  Agreement  Betw and Church Loan           4
        Advisory, Inc.

10.2    Amendment  No. 1 to  Advisory  Agreement  Between  the                          1
        Church Loan Advisors, Inc.

10.3    Dividend  Reinvestment  Plan                                                    1

10.4    Line of Credit Agreement with Beacon Bank dated March 18, 2002                  2

10.5    $2,000,000 Promissory Note and Combined Security between the Company and        2
        Beacon Bank dated March 18, 2002

10.7    Security Agreement between the Company and The Herring National Bank            2
        as Trustee

99.1    Certification Pursuant to Section 906 of Sarbanes Oxley Act                     5

     (1)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11 filed June 29, 1999.

     (2)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11/A filed April 26, 2002.

     (3) Incorporated herein by reference to th Company's Registration Statement on Form 8-A filed April 30, 1999. (4) Incorporated herein by reference to the Company's Registration Statement on Form S-11 filed December 21, 2001.

                        American Church Mortgage Company
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Church Mortgage Company (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities an Exchange Commission on the date hereof (the "Report"), I Philip J. Myers, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of December 31, 2002 (the last date of the period covered by the Report).



                                                    /s/ Philip J. Myers
                                                    Philip J. Myers
                                                    Chief Executive Officer and
                                                    Chief Financial Officer
                                                    March 28, 2003

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2002 and 2001

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
                                      Certified Public Accountants

Minneapolis, Minnesota
February 28, 2003

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





--------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31
--------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   2002                   2001

Current Assets
    Cash and equivalents                                                             $  7,852,220         $  1,256,556
    Accounts receivable                                                                    63,602               58,008
    Interest receivable                                                                    94,385               66,236
    Current maturities of mortgage loans receivable, net of
          allowance of $112,111 and $11,111 at
          December 31, 2002 and 2001                                                      290,759              298,921
    Current maturities of bond portfolio                                                   47,000              144,000
    Deferred equity offering costs                                                                              28,293
                                                                                      -----------            ---------
            Total current assets                                                        8,347,966            1,852,014


Mortgage Loans Receivable, net of current maturities                                   16,140,961           11,724,272

Deferred Investors Saver Certificates Offering Costs,
    net of accumulated amortization of $29,875 and  $0 at
    December 31, 2002 and 2001                                                            377,174               28,294

Bond Portfolio, net of current maturities                                               4,309,637            3,018,511


Other                                                                                      60,000               60,000
                                                                                     ------------        -------------

            Total assets                                                              $29,235,738          $16,683,091
                                                                                       ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





------------------------------------------------------------------------------------------------------------------------
                                                                                                     December 31
------------------------------------------------------------------------------------------------------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2002                2001

Current Liabilities
    Accounts payable                                                                  $       39,690    $         4,350
    Mortgage loan commitment                                                               1,243,827
    Deferred income                                                                           18,247             17,039
    Dividends payable                                                                        361,941            344,504
                                                                                           ---------         ----------
            Total current liabilities                                                      1,663,705            365,893


Deferred Income, net of current maturities                                                   346,722            243,903


Investors Saver Certificates                                                               7,428,000


Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,205,568 at December 31, 2002
            and 1,769,774 shares at December 31, 2001                                         22,056             17,698
    Additional paid-in capital                                                            20,182,798         16,256,712
    Accumulated deficit                                                                     (407,543)          (201,115)
                                                                                          ----------         ----------
            Total stockholders' equity                                                    19,797,311         16,073,295
                                                                                          ----------         ----------

            Total liabilities and equity                                                 $29,235,738        $16,683,091
                                                                                          ==========         ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations





-------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31
-------------------------------------------------------------------------------------------------------------------------
                                                                                           2002                 2001

Interest Income                                                                          $1,785,443         $1,525,562

Operating Expenses                                                                          482,785            220,717
                                                                                         ----------         ----------

Operating Income                                                                          1,302,658          1,304,845

Other Income (Expense)
    Interest expense                                                                        (12,717)           (26,835)

Income Taxes                                                                                 -                  -
                                                                                          ---------         ----------

Net Income                                                                               $1,289,941         $1,278,010
                                                                                          =========          =========

Basic and Diluted Income Per Common Share                                                $      .66         $      .80
                                                                                          =========          =========

Weighted Average Common Shares Outstanding                                                1,964,428          1,593,568
                                                                                          =========          =========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity





------------------------------------------------------------------------------------------------------------------------
                                                                                      Additional
                                                          Common Stock                 Paid-In            Accumulated
                                                        Shares       Amount            Capital              Deficit
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             1,469,817     $14,698           $13,454,746        ($  155,034)

    Issuance of 325,651 shares of
        common stock, net of offering
        costs                                            325,651       3,256             3,058,649

    Redemption of 25,694 shares of
        common stock                                     (25,694)       (256)             (256,683)

    Net income                                                                                              1,278,010

    Dividends declared                                                                                     (1,324,091)
                                                    ------------    --------         -------------          ---------

Balance, December 31, 2001                             1,769,774      17,698            16,256,712           (201,115)

    Issuance of 464,544 shares of
        common stock, net of offering
        costs                                            464,544       4,645             4,194,541

    Redemption of 28,750 shares of
        common stock                                      (28,750)      (287)             (268,455)

    Net income                                                                                              1,289,941

    Dividends declared                                                                                     (1,496,369)
                                                    ------------    --------         -------------          ---------

Balance, December 31, 2002                             2,205,568     $22,056           $20,182,798       ($   407,543)
                                                       =========      ======            ==========         ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31
---------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                   2001

Cash Flows from Operating Activities
    Net income                                                                         $1,289,941           $1,278,010
    Adjustments to reconcile net income to net cash
        from operating activities:
        Provision for losses on mortgage loans receivable                                 101,000               11,111
        Amortization of deferred bond offering costs                                       29,875
        Deferred income                                                                   104,027               47,883
        Change in assets and liabilities
            Accounts receivable                                                            (5,594)             (48,116)
            Interest receivable                                                           (28,149)             (50,585)
            Prepaid expenses                                                                                     9,110
            Accounts payable                                                               35,340              (76,425)
            Management fees payable                                                                            (36,222)
                                                                                        ---------            ----------
            Net cash from operating activities                                          1,526,440            1,134,766

Cash Flows from Investing Activities
    Investment in mortgage loans receivable                                            (5,261,000)          (1,248,000)
    Collections of mortgage loans receivable                                            1,995,300              953,745
    Investment in bond portfolio                                                       (2,048,000)          (1,905,605)
    Proceeds from bond portfolio called/sold                                              853,874            1,033,056
                                                                                        ---------            ---------
            Net cash used for investing activities                                     (4,459,826)          (1,166,804)

Cash Flows from Financing Activities
    Proceeds from investors saver certificates                                          7,428,000
    Net payments on note payable, line of credit                                                              (399,653)
    Proceeds from stock offering, net of offering costs                                 4,199,186            3,061,905
    Payments for deferred saver certificate offering costs                               (378,755)             (28,294)
    Deferred equity offering costs                                                         28,293              (28,293)
    Stock redemptions                                                                    (268,742)            (256,940)
    Dividends paid                                                                     (1,478,932)          (1,273,215)
                                                                                        ---------            ---------
            Net cash from financing activities                                          9,529,050            1,075,510
                                                                                        ---------            ---------

Net Increase in Cash and Equivalents                                                    6,595,664            1,043,472

Cash and Equivalents - Beginning of Year                                                1,256,556              213,084
                                                                                        ---------           ----------

Cash and Equivalents - End of Year                                                     $7,852,220           $1,256,556

                                                                                        =========            =========

                                  - Continued -
Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

------------------------------------------------------------------------------------------------------------------------
Years Ended December 31
------------------------------------------------------------------------------------------------------------------------
                                                                                         2002                     2001

Supplemental Schedule of Noncash Financing and
    Investing Activities
    Offering costs reclassified and charged to additional
        paid-in capital                                                                $  182,628              $ 42,443
                                                                                        =========               =======
    Dividends payable                                                                  $  361,941              $344,504
                                                                                        =========               =======
    Mortgage loan commitment                                                           $1,243,827
                                                                                        =========

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                       $  131,367              $ 26,835
                                                                                        =========               =======

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2002 and 2001





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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2002 and 2001, such investments were $1,852,548 and $940,000, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classifies its bond portfolio as "available-for sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During 2002, the Company sold $497,000 of its bonds at par, to an affiliate of the Advisor. During 2001, the Company sold $716,000 of its bonds at par or above cost, to an affiliate of the Advisor (see Note 5). There were no losses on the sale of the bonds in 2002 or 2001.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2002 and 2001





Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2002, the Company reserved $112,111 for two mortgage loans which are three or more mortgage payments in arrears, one of which is in the process of being foreclosed. At December 31, 2001, the Company reserved $11,111 for one mortgage loan in arrears. The total impaired loans were $228,441 and $277,787 at December 31, 2002 and 2001, respectively.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received.

Deferred investors saver certificates offering costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

Revenue Recognition

Interest income on mortgage loans is recognized as earned. Interest income on the bond portfolio is recognized on the interest payable date.

Deferred income represents loan origination fees which are recognized over the life of the loan as an adjustment to the yield on the loan.

Dividend Re-investment Plan

Dividends re-invested to purchase common stock were $217,419 and $202,095 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences in recognition of income from loan origination fees for financial and income tax reporting.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2002 and 2001





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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2002, the Company had first mortgage loans receivable totaling $16,543,831. The loans bear interest ranging from 8.50% to 12.00%. At December 31, 2001, the Company had first mortgage loans receivable totaling $12,034,304 which bore interest ranging from 9.50% to 12.00%. Included in mortgage loans receivable is $1,243,827, representing loans which were closed in 2002 and the proceeds disbursed in 2003.

The Company also had a portfolio of secured church bonds at December 31, 2002 and 2001, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 6.00% to 10.50%. The combined principal of $4,395,000 at December 31, 2002 is due at various maturity dates between February 15, 2003 and June 15, 2021. Six and four bond issues comprised 86% and 87% of the Company's bond portfolio at December 31, 2002 and 2001, respectively.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2002 is as follows:

                                                                     Mortgage Loans          Bond Portfolio

           2003                                                     $     402,870            $     47,000
           2004                                                           437,041                  70,000
           2005                                                           482,933                 100,000
           2006                                                           532,986                  65,000
           2007                                                           588,272                 107,000
           Thereafter                                                  14,099,729               4,006,000
                                                                       ----------               ---------
                                                                       16,543,831               4,395,000
           Less loan loss reserves                                       (112,111)
           Less Discount from par                                                                 (38,363)
                                                                     ------------             -----------

                       Totals                                         $16,431,720              $4,356,637

                                                                       ==========               =========

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2002 and 2001


3.  INVESTORS SAVER CERTIFICATES

Investors savers certificates (see Note 7) are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the investors saver certificates and deferred offering costs at December 31, 2002 is as follows:

                                                                     Investor Saver               Deferred
                                                                      Certificates             Offering Costs
-------------------------------------------------------------------------------------------------------------

           2003                                                                                 $  78,033
           2004                                                       $   684,000                  72,652
           2005                                                         1,005,000                  62,983
           2006                                                           987,000                  52,825
           2007                                                           887,000                  44,677
           Thereafter                                                   3,865,000                  66,004
                                                                        ---------                --------

                                                                       $7,428,000                $377,174
                                                                        =========                 =======

Interest expense related to these Certificates for the year ended December 31, 2002 is $118,650 and is included in operating expenses.

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock is the fair market value at the grant date. Options outstanding are 99,000 shares at a price of $10 per share at December 31, 2002 and 2001, respectively. The options were exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2002 through November 15, 2006. No options were exercised as of December 31, 2002. The Stock Option Plan was terminated by the Company's Board of Directors in January 2003 and all outstanding stock options were cancelled, subject to approval by the Company's shareholders. No options were exercised during the Plan's existence.

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123, as amended, are not material to its financial statements.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2002 and 2001

5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company has expensed Advisor management and origination fees of approximately $291,000 and $199,000 during 2002 and 2001, respectively.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 7 for additional transactions.

6.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2002, the Company had pretax income of $1,289,941 and distributions to shareholders in the form of dividends during the tax year of $1,496,369. The expected tax expense to the Company, pre-dividends would have been $438,580. In 2001, the Company had pretax income subject to tax of $1,278,010 and distributions to shareholders in the form of dividends during the tax year of $1,324,091. The expected tax expense to the Company, pre-dividends, would have been $434,523 in 2001.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                    2002                 2001
                                                    ----                 ----

     Expected tax expense                         $438,580            $434,523
     Benefit of REIT distributions                (508,289)           (453,909)
     Valuation allowance                            69,709              19,386
                                                  --------            --------
            Totals                                $    -              $    -
                                                  ========             =======

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 2002 and 2001





The components of deferred income taxes are as follows:

                                                                                    2002                2001
                                                                                    ----                ----

         Loan origination fees                                                     $124,089           $88,720
         Loan loss allowance                                                         38,118             3,778
         Valuation allowance                                                       (102,207)          (32,498)
                                                                                    -------            ------

                                                                                  $  60,000           $60,000
                                                                                   ========            ======

The total deferred tax assets are as follows:

                                                                                    2002                 2001
                                                                                    ----                 ----

         Deferred tax assets                                                       $162,207           $92,498
         Deferred tax asset valuation allowance                                    (102,207)          (32,498)
                                                                                    -------            ------

                     Net deferred tax asset                                       $  60,000           $60,000
                                                                                   ========            ======

The change in the valuation allowance was $69,709 and $19,386 for 2002 and 2001, respectively.

7.  PUBLIC OFFERINGS OF THE COMPANY

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

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 26, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. The certificates pay quarterly interest with two, three, four, five and seven year maturities with interest rates ranging from 5.00% to 7.00%. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by American Investors Group, Inc. (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required. As of December 31, 2002 the Company has sold 452,424 shares and $7,428,000 of its Series "A" secured investor certificates.

                        AMERICAN CHURCH MORTGAGE COMPANY

                         Notes for Financial Statements

                           December 31, 2002 and 2001





Pursuant to the terms of the Underwriting Agreement, the Company incurred expense to the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $669,579 and $217,000 during 2002 and 2001, respectively, in connection with these last two public offerings.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2002 and 2001:

                                                              2002                               2001
                                                     Carrying            Fair           Carrying               Fair
                                                      Amount            Value            Amount                Value
       ---------------------------------------------------------------------------------------------------------------

      Cash and equivalents                        $  7,852,220       $  7,852,220      $  1,256,556       $  1,256,556
      Accounts receivable                               63,602             63,602            58,008             58,008
      Interest receivable                               94,385             94,385            66,236             66,236
      Mortgage loans receivable                     16,431,720         16,431,720        12,023,193         12,023,193
      Bond portfolio                                 4,356,637          4,356,637         3,162,511          3,162,511
      Investors saver certificates                   7,428,000          7,428,000

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

9.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2003. Interest is charged at 1/2% over the prime rate totaling 4.75% and 5.25% at December 31, 2002 and 2001, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at December 31, 2002 and 2001. Interest expense related to the line of credit was $12,717 and $26,835 for December 31, 2002 and 2001, respectively.