Form 10QSB
period 2003-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2003-05-15
CIK 934543

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No __

The number of shares outstanding of the Registrant's stock as of April 30, 2003 was:

                  2,322,681 Shares of Common Stock Outstanding


                                         AMERICAN CHURCH MORTGAGE COMPANY



                                                 INDEX                                            Page
                                                                                                   No.



                                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Balance Sheets March 31, 2003 and December 31, 2002...............................3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2003 and 2002.............................. 4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2003 and 2002......................................5

                  Statement of Shareholder's Equity.................................................6

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

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............................................ 11

                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................13

Item 6.  Exhibits and Reports on Form 8-K .........................................................13

                  Signatures.......................................................................13

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                     March 31,             December 31,
                                                                       2003                    2002
                                                                   ------------         -----------------
                                                                     (Unaudited)              (Audited)

Assets:

 Current Assets
     Cash and Cash Equivalents..............................   $      7,401,385          $      7,852,220
     Current Maturities of  Loans Receivable................            303,477                   290,759
     Current Maturities of Bonds Receivable.................             52,000                    47,000
     Accounts Receivable....................................             38,685                    63,602
     Interest Receivable....................................            101,235                    94,385
                                                                     ----------               -----------
         Total current Assets:                                        7,896,782                 8,347,966

     Loans Receivable, net of current maturities & reserves.         17,970,564                16,140,961
     Deferred Bond Offering Costs...........................            435,870                   377,174
     Bonds receivable.......................................          4,203,615                 4,309,637
     Deferred Tax Asset.....................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                             $ 30,566,831              $ 29,235,738
                                                                    ===========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Accounts Payable.......................................      $       3,790             $      39,690
     Mortgage Loan Commitment...............................              -0-                   1,243,827
     Deferred Income........................................             19,631                    18,247
     Dividends Payable......................................            369,041                   361,941
                                                                    -----------                ----------
         Total current Liabilities:.........................            392,462                 1,663,705

     Deferred Income........................................            388,936                   346,722

     Investor Saver Certificates............................          9,299,000                 7,428,000

     Shareholders' Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 2,285,564
          as of March 31, 2003, 2,205,568 shares as of
          December 31, 2002.................................             22,856                    22,056
     Additional Paid in Capital.............................         20,945,038                20,182,798
     Accumulated Deficit....................................           (481,461)                 (407,543)
                                                                   ------------               -----------
         Total Shareholders' Equity:                                 20,486,433                19,797,311
                                                                    -----------                ----------
         Total Liabilities and Shareholder's Equity                $ 30,566,831              $ 29,235,738
                                                                    ===========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Three Months Ended
                                                              March 31,        March 31,
                                                               2003              2002
                                                               ----              ----

Revenues

     Interest Income Loans...........................      $   378,118    $     306,017
     Interest Income Other...........................          114,423          100,521
     Capital Gains Realized..........................            2,744              231
     Origination Income..............................           21,203            8,836
                                                              --------        ---------
         Total Revenues:                                       516,488          415,605

Expenses

     Professional fees...............................           58,474           43,474
     Director fees...................................              800              800
     Interest Expense................................          125,799            3,646
     Other, including provisions for loan losses.....           36,291           19,312
                                                              --------         --------
         Total Expenses:                                       221,364           67,232

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        ---------

Net Income ..........................................     $   295,124      $    348,373
                                                              =======           =======

Income Per Common Share (Basic and diluted)..........     $       .13      $        .19

Weighted Average Common Shares
      Outstanding....................................        2,230,657        1,776,232

Dividends Declared...................................       $  369,041     $    365,646

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                               For the Three                 For the Three
                                                                Months Ended                  Months Ended
                                                                  March 31,                     March 31,
                                                                   2003                           2002
                                                                   ----                           ----

Cash Flows From Operating Activities

Net Income                                                   $     295,124               $       348,373
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Amortization of deferred bond offering costs                        21,256                           -0-
Deferred income                                                     43,598                        11,865
Provision for losses on mortgage loans receivable                     -0-                         12,000
  Change in assets and liabilities:
     Accounts receivable                                           24,916                       (376,480)
     Interest receivable                                           (6,850)                        (9,972)
     Management fee payable                                           -0-                          26,182
     Accounts payable                                             (35,900)                       334,739
                                                              -----------                       --------
         Net cash from (used for) operating activities            342,144                        346,707



Cash Flows From Investing Activities

     Investment in mortgage loans                               (4,483,827)                  (1,035,000)
     Collections of mortgage loans                               1,397,679                       108,329
     Investment in bonds                                          (141,860)                   (1,053,300)
     Proceeds from bond portfolio                                  242,882                       263,809
                                                               -----------                --------------
         Net cash used for investing activities                 (2,985,126)                   (1,716,162)

Cash Flows From Financing Activities


     Net borrowing on line of credit                                 -0-                       1,800,000
     Proceeds from Investor Saver Certificates                   1,871,000                           -0-
     Proceeds from stock offering                                  842,883                        51,695
     Payments for deferred bond offering costs                     (79,952)                      (28,577)
     Deferred equity offering costs                                    -0-                       (28,577)
     Stock Redemptions                                             (79,843)                      (62,027)
     Dividends Paid                                               (361,941)                     (344,504)
                                                                 ---------                      --------
         Net cash from financing activities                      2,192,147                     1,388,010

     Net increase (decrease) in cash                              (450,835)                       18,555

Cash and Cash Equivalents

     Beginning of period                                        $7,852,220                    $1,256,556
                                                                 ---------                     ---------

     End of period                                              $7,401,385                    $1,275,111
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                            $  369,041                   $   365,646
                                                                 ---------                     ---------

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                              Additional
                                                     Common Stock               Paid-In            Accumulated
                                             Shares            Amount           Capital            Deficit

Balance, December 31, 2002                  2,205,568       $    22,056     $ 20,182,798          $  (407,543)

     Issuance of 88,645 shares of
         common stock, net of
         offering costs                       88,645               886            841,997

     Redemption of 8,649 shares of
         common stock, net of
         offering costs                       (8,649)              (86)          (79,757)

     Net Income                                                                                       295,123


     Dividends declared                                                                              (369,041)
                                        --------------- ---------------    ------------------      ----------

Balance, March 31, 2003             (unaudited)2,285,564      $ 22,856      $ 20,945,038           $ (481,461)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2003
--------------------------------------------------------------------------------


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

The unaudited consolidated financial statements of the Company should be read in conjunction with its December 31, 2002 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

Cash and Cash Equivalents

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

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the three month period ended March 31, 2003, the Company bought $141,860 of bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company  follows a policy of  providing  an  allowance  for  mortgage  loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At March 31, 2003, the Company reserved $112,111 for two mortgage loans which is are three or more payments in arrears, one of which is in the process of being foreclosed.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received.

Deferred investors saver certificate costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2003, the Company had mortgage loans receivable totaling $18,386,152. The loans bear interest ranging from 6.00% to 11.25%. The Company also had a portfolio of secured church bonds at March 31, 2003 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.50% to 10.50%. The combined principal of $4,312,790 at March 31, 2003 is due at various maturity dates between April 1, 2003 and June 15, 2021.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2003 is as follows:

                                     Mortgage Loans          Bond Portfolio

         2003                      $     303,477          $     52,000
         2004                            443,153                74,000
         2005                            488,972                87,000
         2006                            538,874                57,000
         2007                            593,911               102,000
     Thereafter                       16,017,965             3,940,790
                                      ----------            ----------
                                      18,386,152             4,312,790

     Less loan loss reserve             (112,111)
     Less discounts from par                                   (57,175)
                                     -----------            ----------

            Totals                   $18,274,041            $4,255,615
                                      ==========             =========

3.  INVESTORS SAVER CERTIFICATES

Investors savers certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the investors saver certificates and deferred offering costs at March 31, 2003 is as follows:

                                                   Investor Saver
                                                    Certificates

         2004                                     $    444,000
         2005                                          981,000
         2006                                        1,046,000
         2007                                        1,375,000
         Thereafter                                  5,453,000
                                                     ---------

                                                    $9,299,000

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 90,000 shares at a price of $10 per share at March 31, 2003. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2002 through November 15, 2006. No options were exercised as of March 31, 2003. The Stock Option Plan was terminated by the Company's Board of Directors in January 2003 and all outstanding stock options were cancelled. No options were exercised during the Plan's existence.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination fees totaling $54,498 and $64,800 for the three month period ended March 31, 2003. The Advisor and the Company are related through common ownership and common management.

6.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                             March 31, 2003                  December 31, 2002
                                       --------------------------        ------------------------
                                         Carrying          Fair           Carrying        Fair
                                          Amount           Value          Amount           Value
                                        ----------      ---------        ---------    -----------

     Cash and equivalents             $  7,401,385    $ 7,401,385     $  7,852,220  $  7,852,220
     Accounts receivable                    38,685         38,685           63,602        63,602
     Interest receivable                   101,235        101,235           94,385        94,385
     Mortgage loans receivable          18,274,041     18,274,041       16,431,720    16,431,720
     Bond portfolio                      4,255,615      4,255,615        4,356,637     4,356,637

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2003. Interest is charged at 1/2% over the prime rate totaling 4.75% at March 31, 2003. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $0 at March 31, 2003.

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

     We currently have forty-six first mortgage loans aggregating $18,862,478 in principal amount, three second mortgage loans aggregating $610,000 in principal amount and $4,312,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares and debt in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the three month period ended March 31, 2003 our total assets increased by $1,331,093 due primarily to the funding of new loans and sales of our stock and secured investor certificates. Current liabilities decreased by $1,271,243 due to decreased accounts payable and the satisfaction of our mortgage loan commitments. Non-current liabilities increased by $1,913,214 due primarily to sales of investor saver certificates. All loans we have made range in interest rate charged to the borrowers from 6.00% to 11.25%. As of March 31, 2003, the average, principal-adjusted interest rate on the Company's portfolio of loans was 7.47%. The Company's portfolio of bonds has an average current yield of 9.02%.

     Net income for the Company's three month period ended March 31, 2003 was $295,124 on total revenues of $516,488. Interest income earned on our portfolio of loans was $378,118. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended March 31, 2003 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of March 31, 2003 we had origination income of $64,800 during the first three months of the fiscal year.

     Our Board of Directors declared dividends of $.165625 for each share held of record on March 31, 2003. The dividend, which was paid April 30, 2003 represents a 6.625% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the three month period ended March 31, 2003 are primarily comprised of dividends declared as of March 31, 2003 but not yet paid and accounts payable.

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

     We may borrow funds in an amount not to exceed 50% of our average invested assets. On July 22, 1999 we obtained a line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 4.75% at March 31, 2003. The line of credit is collateralized by the mortgage secured bonds we own. We have not borrowed against our line of credit as of March 31, 2003. During the three month period ended March 31, 2003 we had paid $0 in interest expense.

     For the period ended March 31, 2003 cash from operating activities decreased to$342,144 from $346,707 from the comparative period ended March 31, 2002, primarily due to a decrease in accounts payable and mortgage loan commitments.

     For the period ended March 31, 2003 cash used for investing activities increased to $2,985,126 from $1,716,162 from the comparative period ended March 31, 2002, primarily due to a decrease in investments in bonds and an increase in investments in mortgage loans.

     For the period ended March 31, 2003 cash from financing activities increased to $2,192,147 from $1,388,010 from the comparative period ended March 31, 2002, primarily due to sales of our investors saver certificates.

PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.



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

         Dated:    May 14, 2003


                                            AMERICAN CHURCH MORTGAGE COMPANY



                                            By:    /s/ Philip J. Myers
                                                   ----------------------------
                                                     Philip J. Myers
                                                     Chief Executive Officer
                                                     and Chief Financial Officer
















file:i:\form10qks\10q1st03.wpd