Form 10QSB
period 2003-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2003-08-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2003

                                       or

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                             For the Transition Period from ------to------


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


The number of shares outstanding of the Registrant's stock as of July 31, 2003 was:
                  2,367,778 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                               Page
                                                                           No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 2003 and December 31, 2002...     3

                  Statements of Operations
                    Six Month Periods Ending June 30, 2003 and 2002........ 4
                    Interim Three Month Periods Ending
                           June 30, 2003 and 2002.......................... 4

                  Statements of Cash Flows
                    Six Months Ended June 30, 2003 and 2002
                           Six Months Ended June 30, 2003....  ............ 5

                  Statement of Stockholder's Equity........................ 6

                  Notes to Financial Statements ........................... 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................11

Item 3.  Controls and Procedures    .......................................13

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............14

Item 6.  Exhibits and Reports on Form 8-K .................................14

                  Signatures...............................................14

Item 1. FINANCIAL STATEMENTS:
----------------------------

AMERICAN CHURCH MORTGAGE COMPANY
--------------------------------------------------------------------------------
BALANCE SHEETS


                                                                      June 30,              December 31,
                                                                       2003                    2002
                                                                   ------------           --------------
                                                                     (Unaudited)             (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................   $      9,945,877           $     7,852,220
     Current Maturities of Loans Receivable.................            763,005                   290,759
     Current Maturities of Bonds Receivable.................             78,000                    47,000
     Accounts Receivable....................................             44,830                    63,602
     Interest Receivable....................................            107,273                    94,385
     Deferred Offering Costs................................            126,461                     -0-
                                                                   ------------          ----------------
         Total current Assets:                                       11,065,446                 8,347,966

     Loans Receivable, net of current maturities & reserves.         21,640,616                16,140,961
     Deferred Bond Offering Costs...........................            413,113                   377,174
     Bonds receivable.......................................          3,222,103                 4,309,637
     Other..................................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                           $   36,401,278              $ 29,235,738
                                                                    ===========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................     $       98,862                    39,690
     Mortgage Loan Commitment...............................          2,314,877                 1,243,827
     Deferred Income........................................             29,155                    18,247
     Dividends Payable......................................            378,124                   361,941
                                                                    -----------                ----------
         Total current Liabilities:.........................          2,821,018                 1,663,705

     Deferred Income........................................            477,963                   346,722

     Secured Investor Certificates..........................         12,054,000                 7,428,000

     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 2,356,573
          as of June 30, 2003, 2,205,568 shares as of
          December 31, 2002.................................             23,566                    22,056
     Additional Paid in Capital.............................         21,586,392                20,182,798
     Accumulated Deficit....................................           (561,661)                 (407,543)
                                                                    -----------              ------------
         Total Shareholder's Equity:                                 21,048,297                19,797,311
                                                                     ----------               -----------
                                                                   $ 36,401,278              $ 29,235,738
                                                                    ===========               ===========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                  Six Months Ended                 Three Months Ended
                                                              June 30,          June 30,         June 30,        June 30,
                                                               2003              2002              2003            2002
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................      $   836,686          629,389         $ 458,568        $ 323,372
     Interest Income Other...........................          217,501          193,967           103,078           93,445
     Capital Gains Realized..........................            9,169            3,662             6,424            3,431
     Origination Income..............................           33,867           18,927            12,664           10,092
                                                           -----------         --------          --------         --------
         Total Revenues:                                     1,097,223          845,945           580,734          430,340

Expenses
     Professional fees...............................           25,178           10,725            21,202            5,915
     Director fees...................................            1,600            1,600               800              800
     Interest Expense................................          289,712           17,847           163,913           14,201
     Advisory Fees...................................          116,786           79,666            62,288           41,002
     Provision for loan loss reserves................            - 0 -           24,000             - 0 -           12,000
     Other...........................................           70,900           19,039            34,609           11,727
                                                              --------         --------          --------           ------
         Total Expenses:                                       504,176          152,877           282,812           85,645
                                                               -------          -------           -------           ------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                            ----------       ----------        ----------        ---------

Net Income...........................................       $  593,047      $   693,068         $ 297,922       $  344,695
                                                               =======          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .26            $ .38             $ .13            $ .19

Weighted Average Common Shares
     Outstanding.....................................        2,278,624        1,801,682         2,299,342        1,826,852


Dividends Declared...................................      $   747,165      $   748,092         $ 378,124       $  382,445

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                For the Six                   For the Six
                                                                Months Ended                  Months Ended
                                                                  June 30,                       June 30,
                                                                   2003                           2002

Cash Flows From Operating Activities

Net Income                                                   $     593,047                 $     693,068
Adjustments to reconcile net income to net cash
 from operating activities:
Provision for losses on mortgage loans receivable                     -0-                         24,000
Amortization of deferred bond offering costs                          -0-                          3,716
  Change in assets and liabilities:
     Deferred income                                               142,149                        29,244
     Accounts receivable                                            18,772                       (21,128)
     Interest receivable                                           (12,888)                         -0-
     Accounts payable                                               59,172                        37,442
                                                               -----------                      ---------
         Net cash from operating activities                        800,252                       766,342


Cash Flows From Investing Activities

     Investment in mortgage loans                               (7,020,950)                   (2,131,000)
     Collections of mortgage loans                               2,120,099                       795,271
     Investment in bonds                                          (161,860)                   (1,350,000)
     Proceeds from bond portfolio                                1,218,394                       621,408
                                                               -----------                   ------------
         Net cash used for investing activities                 (3,844,317)                   (2,064,321)

Cash Flows From Financing Activities

     Proceeds from Secured Investor Certificates                 4,626,000                     1,119,000
     Proceeds from stock offering                                1,528,817                     1,346,286
     Payments for deferred bond offering costs                     (35,939)                      (92,314)
     Deferred equity offering costs                               (126,461)                         -0-
     Stock Redemptions                                            (123,713)                     (108,471)
     Dividends Paid                                               (730,982)                     (710,151)
                                                                 ---------                     ---------
         Net cash from financing activities                      5,137,722                     1,554,350
                                                                 ---------                     ---------

     Net increase in cash                                        2,093,657                       256,371

Cash and Cash Equivalents

     Beginning of period                                         7,852,220                     1,256,556
                                                                ----------                     ---------

     End of period                                           $   9,945,877                  $  1,512,927
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Investing and Financing Activities:
     Dividends declared but not paid                        $      378,124                 $     330,719

     Mortgage Loan Commitments                                $   1,071,050            $            -0-

      Notes to Financial Statements are an integral part of this Statement.


                                        5

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                Additional
                                                   Common Stock                  Paid-In                   Accumulated
                                             Shares            Amount            Capital                     Deficit

Balance, December 31, 2002                  2,205,568        $   22,056          $ 20,182,798            $    (407,543)

     Issuance of 165,528 shares of
         common stock, net of
         offering costs                      165,528             1,655             1,527,162

     Repurchase of 14,523 shares of
         common stock, net of
         offering costs                     (14,523)              (145)             (123,568)

     Net Income                                                                                                593,047


     Dividends declared                                                                                       (747,165)
                                        --------------- ---------------     ----------------                ----------

Balance, June 30, 2003     (unaudited)     2,356,573          $ 23,566           $ 21,586,392             $   (561,661)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2003
--------------------------------------------------------------------------------

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

     The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the six month period ended June 30, 2003, the Company bought $161,860 bonds at par.

Allowance for Mortgage Loans Receivable

The Company  follows a policy of  providing  an  allowance  for  mortgage  loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.
Additionally, no interest income is recognized on impaired loans. At June 30, 2003, the Company reserved $112,111 for two mortgage loans which are three or more payments in arrears, one of which is in the process of being foreclosed.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received.

Secured investor certificates placement costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

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


2.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2003, the Company had mortgage loans receivable totaling $22,515,732. The loans bear interest ranging from 6.00% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2003 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.00% to 12.00%. The principal of $3,346,860 at June 30, 2003 is due at various maturity dates between July 15, 2003 and June 15, 2021.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2003 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2003                                             $      763,005         $      78,000
         2004                                                    903,995                69,000
         2005                                                    546,018                55,000
         2006                                                    600,758                57,000
         2007                                                    661,037                99,000
     Thereafter                                               19,040,919             2,988,860
                                                              ----------             ---------
                                                              22,515,732             3,346,860
     Less loan loss reserves                                   ( 112,111)
     Less discounts from par                                                           (46,757)

            Totals                                          $ 22,403,621             $3,300,103
                                                              ==========              =========


3. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates and deferred offering costs at June 30, 2003 is as follows:

                                                          Secured Investor
                                                             Certificates

         2004                                               $     684,000
         2005                                                   1,321,000
         2006                                                   1,728,000
         2007                                                   2,416,000
         Thereafter                                             5,905,000
                                                                ---------

                                                              $12,054,000

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock was to be the fair market value at the grant date. Options outstanding are 90,000 shares at a price of $10 per share at June 30, 2003. These options became exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expire November 15, 2002 through November 15, 2006. No options were exercised as of June 30, 2003. The Stock Option Plan was terminated by the Company's board of directors in January 2003 and all outstanding stock options were cancelled. No options were exercised during the Plan's existence.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination expenses totaling $116,786 and $195,938 respectively for the six months ended June 30, 2003.

The Advisor and the Company are related through common ownership and common management. See note 6.

6. PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK AND SECURED INVESTOR CERTIFICATES

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 26, 2002. In May 2003, the Company extended the offering period to May 2004. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                           June 30, 2003                    December 31, 2002
                                   -------------------------------     ----------------------------
                                        Carrying         Fair            Carrying         Fair
                                         Amount          Value            Amount          Value
                                       ----------   -------------       ----------  --------------

     Cash and equivalents           $  9,945,877   $  9,945,877      $  7,852,220   $  7,852,220
     Accounts receivable                  44,830         44,830            63,602         63,602
     Interest receivable                 107,273        107,273            94,385         94,385
     Mortgage loans receivable        22,403,621     22,403,621        16,431,720     16,431,720
     Bond portfolio                    3,300,103      3,300,103         4,356,637      4,356,637

The carrying value of cash and equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2003. Interest is charged at 1/2% over the prime rate totaling 4.50% at June 30, 2003. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at June 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

                        AMERICAN CHURCH MORTGAGE COMPANY

Plan of Operation

     In December, 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. In May 2003, the Company extended the offering period to May 2004. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required.

     We currently have fifty-two first mortgage loans aggregating $22,869,478 in principal amount, three second mortgage loans aggregating $810,000 in principal amount and $3,431,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares and Series "A" secured investor certificates in our current public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

     During the six month period ended June 30, 2003 our total assets increased by $7,165,540 due primarily to the funding of new loans and sales of our stock and secured investor certificates. Current liabilities increased by $1,157,313 due to our outstanding mortgage loan commitments. Non-current liabilities increased by $4,757,241 due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 6.00% to 12.00%. As of June 30, 2003, the average, principal-adjusted interest rate on the Company's portfolio of loans was 9.51%. The Company's portfolio of bonds has an average current yield of 8.94%.

     Net income for the Company's six month period ended June 30, 2003 was $593,047 on total revenues of $1,097,223. Interest income earned on our portfolio of loans was $836,686. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended June 30, 2003 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of June 30, 2003 we had origination income of $175,185 during the first six months of the fiscal year.


     Our Board of Directors declared dividends of $.1625 for each share held of record on June 30, 2003. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid July 30, 2003 represents a 6.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the six month period ended June 30, 2003 are primarily comprised of dividends declared as of June 30, 2003 but not yet paid, mortgage loan commitments and accounts payable.

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

     Our future capital needs are expected to be met by (i) additional sale of our shares and issuance of debt securities to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans we make, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing, together with dividends reinvested under the Dividend Reinvestment Plan, will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock and debt securities, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     We may borrow funds in an amount not to exceed 50% of our average invested assets. We maintain a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 4.50% at June 30, 2003. The line of credit is collateralized by the mortgage secured bonds we own. We have not borrowed against our line of credit as of June 30, 2003 and thus, during the six month period ended June 30, 2003 we incurred no interest expense on our line of credit.

     For the period ended June 30, 2003 cash from operating activities increased to $800,252 from $766,342 from the comparative period ended June 30, 2002, primarily due to deferred income.

     For the period ended June 30, 2003 cash used for investing activities increased to $3,844,317 from $2,064,321 from the comparative period ended June 30, 2002, primarily due to a decrease in investments in bonds and an increase in investments in mortgage loans.

     For the period ended June 30, 2003 cash from financing activities increased to $5,137,722 from $1,554,350 used for financing activities for the comparative period ended June 30, 2002, primarily due to sales of our investors saver certificates and proceeds from our stock offering.

Item 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of the Company's disclosure controls and procedures (as defined in Rules 13a-14(C)) and 15d-14(C)) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act ir recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Our annual meeting of shareholders was held on April 30, 2003. We requested all our Shareholders to vote on:

(i) the re-election of our board of directors until the next annual election and until their successors are duly elected and qualified.

(ii) to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P as our independent auditors for the year ending December 31, 2003.

(iii) To amend our Bylaws in certain technical respects.

     All of our directors were re-elected and Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent auditors for the year ending December 31, 2003. However, the amendment to our Bylaws did not pass since we needed over 50% of the shareholders to vote to amend the Bylaws. We received less than 50% of votes from all shareholders by proxy or at our annual meeting.



Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB
              i) Exhibit 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act 2) Exhibit 32.1 Certification pursuant to
              Section 906 of Sarbanes-Oxley Act

         b)   Reports on Form 8-K
              None
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    August 14, 2003


                                       AMERICAN CHURCH MORTGAGE COMPANY



                                        By:    /s/ Philip J. Myers
                                              --------------------------------
                                                   Philip J. Myers
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                  EXHIBIT 31.1

I, Philip J. Myers, certify that:

1.   I have reviewed this Form 10-QSB of American Church Mortgage Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 14, 2003

                            /s/ Philip J. Myers
                            --------------------
                            Philip J. Myers
                            Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

                                  Exhibit 32.1

                        AMERICAN CHURCH MORTGAGE COMPANY
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     AND CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Each of the undersigned, Philip J. Myers, the Chief Executive Officer and Chief Financial Officer, respectively, of American Church Mortgage Company (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the "Report").

     The undersigned hereby certifies that:

     1. the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, each of the undersigned has executed this Certification as of the 14th day of August, 2003.


                              /s/ Philip J. Myers
                             -------------------
                               Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)


     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

file:i:\acmc\form10q\10q2nd03.wpd