Form 10QSB
period 2003-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2003-11-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

  The number of shares outstanding of the Registrant's stock as of October 31,
                                   2003 was:

                  2,436,339 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                Page
                                                                            No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets September 30, 2003 and December 31, 2002.....3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 2003 and 2002.....4
                  Interim Three Month Periods Ending
                           September 30, 2003 and 2002........................4

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2003 and 2002.............5

                  Statement of Shareholder's Equity
                    Nine Months Ended September 30, 2003 .....................6

                  Notes to Financial Statements ..............................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................11

Item 3.  Controls and Procedures    .........................................13

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 6.  Exhibits and Reports on Form 8-K ...................................14

                  Signatures.................................................14

Item 1. FINANCIAL STATEMENTS:
----------------------------
AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------




                                                                  September 30,             December 31,
                                                                      2003                     2002
                                                                 -------------           ----------------
                                                                  (Unaudited)                (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................   $      7,638,838           $     7,852,220
     Current Maturities of Loans Receivable.................            920,120                   290,759
     Current Maturities of Bonds Receivable.................             51,000                    47,000
     Accounts Receivable....................................             59,085                    63,602
     Interest Receivable....................................            114,001                    94,385
                                                                     ----------               -----------
         Total current Assets:                                        8,783,044                 8,347,966

     Loans Receivable, net of current maturities & reserves.         23,086,795                16,140,961
     Deferred Bond Offering Costs...........................            566,252                   377,174
     Bonds receivable.......................................          3,422,697                 4,309,637
     Other..................................................             60,000                    60,000
                                                                    -----------                ----------

         Total Assets:                                           $   35,918,788              $ 29,235,738
                                                                    ===========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Accounts Payable.......................................     $       17,296                    39,690
     Mortgage Loan Commitment...............................               -0-                  1,243,827
     Deferred Income........................................             29,450                    18,247
     Dividends Payable......................................            365,336                   361,941
                                                                    ------------               ----------
         Total current Liabilities:.........................            412,082                 1,663,705

     Deferred Income........................................            494,025                   346,722

     Secured Investor Certificates..........................         13,410,000                 7,428,000

     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 2,418,178
          as of September 30, 2003, 2,205,568 shares as of
          December 31, 2002.................................             24,182                    22,056
     Additional Paid in Capital.............................         22,154,229                20,182,798
     Accumulated Deficit....................................           (575,730)                 (407,543)
                                                                    -----------               -----------
         Total Shareholder's Equity:                                 21,602,681                19,797,311
                                                                     ----------               -----------
                                                                   $ 35,918,788              $ 29,235,738
                                                                    ===========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                Nine Months Ended                   Three Months Ended
                                                                   September 30,                       September 30,
                                                               2003              2002              2003            2002
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................    $   1,366,775          975,797         $ 530,089        $ 346,408
     Interest Income Other...........................          308,045          285,787            90,544           91,821
     Capital Gains Realized..........................           32,561            5,739            23,393            2,077
     Origination Income..............................           54,760           24,682            20,892            5,755
                                                           -----------         --------          --------        ---------
         Total Revenues:                                     1,762,141        1,292,005           664,918          446,061

Expenses
     Professional fees...............................           29,045           17,125             3,867            6,400
     Director fees...................................            2,600            2,400             1,000              800
     Interest Expense................................          483,463           54,991           193,751           37,145
     Advisory Fees...................................          189,428          124,822            72,643           45,156
     Provision for loan loss reserves................            - 0 -          101,000             - 0 -           77,000
     Amortization of Debt Offering...................           80,326           12,800             9,084           31,188
     Other...........................................           32,884           20,306            11,122            4,984
                                                              --------         --------          --------        ---------
         Total Expenses:                                       817,746          333,444           313,571          180,569
                                                               --------         -------           -------          -------

Net Income...........................................        $ 944,395      $   958,561         $ 351,347        $ 265,492
                                                               =======          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .41            $ .51             $ .15            $ .13

Weighted Average Common Shares
     Outstanding.....................................        2,312,473        1,888,544         2,381,526        2,059,436


Dividends Declared...................................    $   1,112,582    $   1,134,429         $ 365,336        $ 386,337

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS


                                                              For the Nine                 For the Nine
                                                              Months Ended                 Months Ended
                                                              September 30,                September 30,
                                                                  2003                           2002
                                                             --------------                 ------------

Cash Flows From Operating Activities

Net Income                                                   $     944,395                 $     958,561
Adjustments to reconcile net income to net cash
 from operating activities:
Provision for losses on mortgage loans receivable                     -0-                        101,000
Amortization of deferred bond offering costs                        80,326                        12,800
  Change in assets and liabilities:
     Deferred income                                               158,506                        57,148
     Accounts receivable                                             4,517                       (22,048)
     Interest receivable                                           (19,616)
     Accounts payable                                              (22,394)                       (4,350)
                                                               -----------                    ----------
         Net cash from operating activities                      1,145,734                     1,103,111

Cash Flows From Investing Activities

     Investment in mortgage loans                              (10,054,500)                   (3,814,000)
     Collections of mortgage loans                               2,479,305                     1,137,158
     Mortgage loan commitments                                  (1,243,827)                         -0-
     Investment in bonds                                          (405,860)                   (1,444,000)
     Proceeds from bond portfolio                                1,288,800                       759,303
                                                               -----------                  ------------
         Net cash used for investing activities                 (7,936,082)                   (3,361,539)

Cash Flows From Financing Activities

     Proceeds from Secured Investor Certificates                 5,982,000                     3,537,000
     Proceeds from stock offering                                2,097,249                     3,625,907
     Payments for deferred offering costs                         (269,404)                     (198,652)
     Stock redemptions                                            (123,692)                     (110,720)
     Dividends paid                                             (1,109,187)                   (1,092,596)
                                                                ----------                    ----------
         Net cash from financing activities                      6,576,966                     5,760,939
                                                                 ---------                     ---------

     Net increase/(decrease) in cash and cash equivalents         (213,382)                    3,502,511

Cash and Cash Equivalents

     Beginning of period                                         7,852,220                     1,256,556
                                                                ----------                     ---------

     End of period                                           $   7,638,838                   $ 4,759,067
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Investing and Financing Activities:
     Dividends declared but not paid                        $      365,336                   $   386,337
     Dividends reinvested                                   $      174,679                   $   159,017

Supplemental Cash Flow Information
Cash paid during the period for Interest Expense            $      483,463                  $     54,911

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------------


                                                                                 Additional
                                                   Common Stock                    Paid-In                  Accumulated
                                             Shares            Amount              Capital                    Deficit

Balance, December 31, 2002                  2,205,568        $   22,056          $ 20,182,798            $    (407,543)

     Issuance of 224,967 shares of
         common stock, net of
         offering costs                      224,967             2,250              2,094,999

     Repurchase of 12,357 shares of
         common stock, net of
         offering costs                     (12,357)              (124)             (123,568)

     Net Income                                                                                                944,395


     Dividends declared                                                                                     (1,112,582)
                                          ----------           -------            -----------                ---------

Balance, September 30, 2003                2,418,178          $ 24,182           $ 22,154,229             $   (575,730)
     (unaudited)                           =========            ======             ==========                =========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the nine month period ended September 30, 2003, the Company bought $405,860 bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company follows a policy of providing an allowance for mortgage loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. At September 30, 2003, the Company reserved $112,111 for three mortgage loans which are three or more payments in arrears, one of which is in the process of being foreclosed.

Deferred Offering Costs

Deferred equity offering costs are charged to shareholders' equity when equity subscriptions are received.

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


2.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2003, the Company had mortgage loans receivable totaling $24,119,026. The loans bear interest ranging from 6.00% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2003 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.00% to 12.00%. The principal of $3,507,860 at September 30, 2003 is due at various maturity dates between November 1, 2003 and July 15, 2023.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2003 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2003                                          $         920,120         $      51,000
         2004                                                    934,740                54,000
         2005                                                    579,440                55,000
         2006                                                    637,089                57,000
         2007                                                    700,526               159,000
     Thereafter                                               20,347,111             3,131,860
                                                              ----------             ---------
                                                              24,119,026             3,507,860
     Less loan loss reserves                                   ( 112,111)
     Less discounts from par                                                           (34,163)
                                                              ----------             ---------

            Totals                                          $ 24,006,915             $3,473,697
                                                              ==========              =========


3. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates and deferred offering costs at September 30, 2003 is as follows:

                                                          Secured Investor
                                                             Certificates

         2004                                               $     684,000
         2005                                                   1,321,000
         2006                                                   1,869,000
         2007                                                   2,769,000
         2008                                                   1,771,000
         Thereafter                                             4,996,000
                                                                ---------

                                                              $13,410,000

4.  STOCK OPTION PLAN

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination expenses totaling $189,428 and $233,188 respectively for the nine months ended September 30, 2003.

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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                      September 30, 2003                 December 31, 2002
                                  ---------------------------        ----------------------------
                                      Carrying         Fair            Carrying           Fair
                                       Amount          Value             Amount           Value
                                      ----------    ----------        ----------       ---------

     Cash and cash equivalents    $    7,638,838   $  7,638,838   $     7,852,220   $  7,852,220
     Accounts receivable                  59,085         59,085            63,602         63,602
     Interest receivable                 114,001        114,001            94,385         94,385
     Mortgage loans receivable        24,006,915     24,006,915        16,431,720     16,431,720
     Bond portfolio                    3,473,697      3,473,697         4,356,637      4,356,637

The carrying value of cash and cash equivalents approximates fair value. The fair value of the mortgage loans receivable and the bond portfolio are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

8.  LINE OF CREDIT

The Company obtained a $2,000,000 line of credit with its bank on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2004. Interest is charged at 1/2% over the prime rate totaling 4.50% at September 30, 2003. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at September 30, 2003.

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

We currently have fifty-six first mortgage loans aggregating $24,541,978 in original principal amount, three second mortgage loans aggregating $810,000 in original principal amount and $3,521,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares and Series "A" secured investor certificates in our current public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and (v) dividends reinvested under the Dividend Reinvestment Plan.

Results of Operations

During the nine month periods ended September 30, 2003 and 2002, our total assets increased by $6,683,050 and $6,942,657 respectively due primarily to the funding of new loans and sales of our stock and secured investor certificates. Total liabilities increased by $4,877,630 and $3,631,631 for the nine month periods ended September 30, 2003 and 2002 due to the sale of our secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 6.00% to 12.00%. As of September 30, 2003, the average, principal-adjusted interest rate on the Company's portfolio of loans was 9.44%. The Company's portfolio of bonds has an average current yield of 8.60%.

Net income for the Company's nine month periods ended September 30, 2003 and 2002 was $944,395 and $958,561 on total revenues of $1,762,141 and $1,292,005.
Interest income earned on our portfolio of loans was $1,366,775 and $975,797 for the nine month periods ended September 30, 2003 and 2002. The increase was due to the funding of additional mortgage loans. Interest and debt offering amortization expenses were $563,789 and $67,791for the nine month periods ended September 30, 2003 and 2002. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income," the dividends declared and paid to Shareholders for the quarter ended September 30, 2003 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of September 30, 2003 and 2002, we had origination income of $213,265 and $80,780 during the first nine months of the fiscal year for tax purposes.

Our Board of Directors declared dividends of $.153125 for each share held of record on September 30, 2003. During our public offering, dividends are computed and paid to each Shareholder based on the number of days during a quarter that the Shareholder owned his or her shares. The dividend, which was paid October 30, 2003 represents a 6.125% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the nine month period ended September 30, 2003 are primarily comprised of dividends declared as of September 30, 2003 but not yet paid, our secured investor certificates and accounts payable.

Our total assets for the three month period ended September 30, 2003 decreased $482,490 to $35,918,788 primarily as a result of cash deployed into new mortgage loans. Shareholders' equity rose $554,385 to $21,602,681 primarily as a result of the sale and issuance of our common stock and Series "A" secured investor certificates pursuant to our current public offering. Our liabilities at the end of the three month period ended September 30, 2003 are primarily comprised of debt we issued in the sale of our investor certificates, dividends declared but yet not paid and deferred income, reflecting the practice of recognizing origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan.


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

We may borrow funds in an amount not to exceed 50% of our average invested assets. We maintain a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 4.50% at September 30, 2003. The line of credit is collateralized by the mortgage secured bonds we own. We have not borrowed against our line of credit as of September 30, 2003 and thus, during the nine month period ended September 30, 2003 we incurred no interest expense on our line of credit.

For the period ended September 30, 2003 cash from operating activities increased to $1,145,734 from $1,103,111 from the comparative period ended September 30, 2002, primarily due to an increase in deferred income.

For the period ended September 30, 2003 cash used for investing activities increased to $7,936,082 from $3,361,539 from the comparative period ended
September 30, 2002, primarily due to an increase in investments in mortgage loans.


For the period ended September 30, 2003 cash from financing activities increased to $6,576,966 from $5,760,939 used for financing activities for the comparative period ended September 30, 2002, primarily due to sales of our investors saver certificates and proceeds from our stock offering.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer of the Company's disclosure controls and procedures (as defined in Rules 13a-14(C)) and 15d-14(C)) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls

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

          None



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

         Dated:    November 14, 2003


                                           AMERICAN CHURCH MORTGAGE COMPANY



                                            By: /s/ Philip J. Myers
                                                ---------------------------
                                                    Philip J. Myers
                                                    Chief Executive Officer
                                                    and Chief Financial Officer

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

Date: November 14, 2003


                                                   /s/ Philip J. Myers
                                                   ---------------------------
                                                     Philip J. Myers
                                                     Chief Executive Officer
                                                     and Chief Financial Officer
                                                     (Principal Executive and
                                                      Financial Officer)

                                  Exhibit 32.1

                        AMERICAN CHURCH MORTGAGE COMPANY
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                     AND CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Each of the undersigned, Philip J. Myers, the Chief Executive Officer and Chief Financial Officer, respectively, of American Church Mortgage Company (the "Company"), has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 (the "Report").

     The undersigned hereby certifies that:

     1. the Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, each of the undersigned has executed this Certification as of the 14th day of November, 2003.

                                                     /s/ Philip J. Myers
                                                     --------------------------
                                                     Philip J. Myers
                                                     Chief Executive Officer
                                                     and Chief Financial Officer
                                                     (Principal Executive and
                                                      Financial Officer)


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.