Form 10KSB
period 2003-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2004-03-30
CIK 934543

As filed with the Securities and Exchange Commission on March 30, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

       or

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

State issuer's revenues for its most recent fiscal year:      $2,459,254

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 29, 2004 was: 2,485,231

            Transition Small Business Disclosure Format: Yes ___ No X


                      DOCUMENTS INCORPORATED BY REFERENCE:

              Definitive proxy statement for the annual meeting of
                    shareholders to be held on May 28, 2004.
 -------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                      INDEX                                Page
                                                                           No.

                                     PART I

Item 1.    Description of Business..................................        3

Item 2.    Description of Property..................................       15

Item 3.    Legal Proceedings........................................       15

Item 4.    Submission of Matters to a Vote of Security Holders......       15

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters...............................      15

Item 6.    Management's Discussion and Analysis
           or Plan of Operation......................................      17

Item 7.    Financial Statements:.....................................      20

                  Balance Sheets
                  December 31, 2003 and 2002.........................      F-2

                  Statements of Operations
                  Years Ended December 31, 2003 and 2002.............      F-4

                  Statements of Stockholders' Equity
                  December 31, 2003 and 2002.........................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2003 and 2002.............      F-6

                  Notes to Financial Statements......................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure........      20

Item 8A.   Controls and Procedures...................................      20

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act..............................................      20

Item 10.   Executive Compensation....................................      20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management................................................      20

Item 12.   Certain Relationships and Related Transactions............      21

Item 13.   Exhibits and Reports on Form 8-K..........................      22

Item 14.   Principal Accountants Fees and Services...................      22

                                     PART I

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of plans and objectives of ours or our management or Board of Directors, including the on-going public sale of our securities, or estimates or predictions of actions by borrowers, competitors or regulatory authorities;
(iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about our business.

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


Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 29, 2004, we have made 90 loans to 80 churches in the aggregate amount of $37,110,655, with the average principal amount of such loans being $412,341. Of the 90 loans we have made, 23 loans totaling $6,343,556 have been repaid early by the borrowing churches. We also own, as of February 29, 2004, $5,573,860 principal amount of Church Bonds, which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the public offerings of our common stock, as well as our current public offering of common stock and secured investor certificates.

Public Offerings

     On April 26, 2002 the Securities and Exchange Commission declared effective our fourth public offering of 1,500,000 common shares at a price of $10.00 per share ($15,000,000) and $15,000,000 of Secured Investor Certificates under SEC file 333- 75836. The Offering is conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of February 29, 2004, 708,994.5 shares ($7,089,945) and $14,885,000 of certificates have been sold through, our advisor's affiliate, American Investors Group, Inc., to public investors. We plan to terminate this offering in April 2004. We expect to have sold all $15,000,000 in Secured Investor Certificates and approximately 800,000 shares ($8,000,000) of our common stock.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., ("American") has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, they review financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 200 church bond financings, in which approximately $393,410,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,967,000.

     In the course of its business, American identified a demand from potential borrowers for smaller loans of $100,000 to $2,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing diminished for financings under $1,000,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reticence of banks to lend to churches for other than economic reasons. Our objective is to provide a lending source to this segment of the industry-by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American.

Financing Business

     Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $2,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. We attempt to apply essentially all of our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. We seek to enhance returns on investments on such loans by:

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

     "Average Invested Assets" for any period shall mean the average of the aggregated book value of the assets of the corporation invested, directly or indirectly, in loans (or interests in loans) secured by real estate, and first mortgage bonds, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each calendar month during such period.

     All other mortgage loans made by us (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of us. Although we attempt to make mortgage loans for various terms typically ranging from three to twenty-five years, we may determine to emphasize longer-term fixed-rate loans in our discretion, in order to reduce the risk to us of downward interest rate fluctuations.

     Our lending and investing operations, including determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor. Employees and agents of the Advisor conduct all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications;
(iv) closing the loans; (v) servicing the loans; (vi) enforcing the terms of our loans; (vii) shareholder relations and (viii) administering our day-to-day business. In consideration of its services, the Advisor is entitled to receive a fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. This fee is reduced to 1% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Advisor's management fees are computed and payable monthly.

Current First Mortgage Loan Terms

     We offer prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by us may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in our portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to our mortgage loan portfolio; (vi) local and national economic factors; and (v) actual experience in borrowers' demand for the loans. In addition, we may make mortgage loans on terms other than those identified in our list of Loan Types. Subject to change, modification or elimination at our complete discretion , the following is a list of the currently available Loan Types we may offer to prospective borrowing institutions:




    Loan Type                          Interest Rate (1)                   Origination Fee (2)
20/25 Year Term (3)                Fixed @ 8.25%/8.50% respectively                    3.5%
20 Year Term (3)                   Variable Annually @ Prime + 2.50%                   3.5%
Renewable Term  (4)                      Fixed @:
     3 Year                               7.75%                                        3.5%
     5 Year                               7.95%                                        3.5%
     7 Year                               8.25%                                        3.5%
     10 Year                              8.35%                                        3.5%
Construction 1 Year Term                  Fixed @ 9.00%                                2.0%
=================================  ==================================      ====================



     (1) "Prime" means the prime rate of interest charged to preferred customers, as published by a federally chartered bank chosen by our Advisor.

     (2) Origination fees are based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to the Advisor. Origination fees are often subject to negotiations with borrowers and thus, may be less than these amounts.

     (3) Fully amortized repayment term. Amortization terms may vary, as may other loan terms, depending on individual loan negotiations and competitive forces.

     (4) Renewable term loans are repaid based on a 20-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 20 years. We charge a fee of 1% to the borrower upon each renewal date. If renewed by the borrower, the interest rate is adjusted to Prime plus a specified percentage "spread," i.e., two and one half percent (2.50%).

The above table describes certain material terms of Loan Types, interest rates and fees currently offered and charged by us. The table does not, however, purport to identify all possible Loan Types, terms, rates, and fees that we may offer from time-to-time. We may determine at any time to modify the terms identified above and/or offer loan terms different than any of the Loan Types, interest rates and fees identified above and do, in fact, negotiate these terms and fees with certain of our borrowers.

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

Loan Portfolio Management

     Our portfolio of mortgage loans and Church Bonds is managed and serviced by our Advisor in accordance with the Advisory Agreement. The Advisor is responsible for all aspects of our mortgage loan business, including closing and recording of mortgage loans; collecting payments of principal and interest payments regularly and upon the maturity of a loan; enforcing loan payments and other lender's requirements; periodic review of each mortgage loan file and determination of its reserve classification; and exercising our remedies in connection with any defaulted or non-performing loans. Fees and costs of attorneys, insurance, bonds and other direct expenses incurred in connection with the exercise of such remedies are our responsibility. We may, however, recoup these expenses from the borrower in the process of pursuing our remedies. The Advisor will not receive any additional compensation for services rendered in connection with loan portfolio management or exercising remedies on our behalf in the event of a loan default.

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. As of February 29, 2004, we have no outstanding balance against our line of credit. Currently, we may borrow up to 50% of the value of our Average Invested Assets to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our portfolio. Cash resources generally available to us consist primarily of the net proceeds from the sale of our common stock and Secured Investor Certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from future sales of our common stock and Secured Investor Certificates (if any), (i) principal repayments from borrowers on loans made by us, (ii) dividends reinvested by our shareholders electing the Dividend Reinvestment Plan, and (iii) funds borrowed under any line of credit arrangement.

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

     Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the Advisor, including travel and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business-such as the costs and expenses of reporting to various governmental agencies and the Shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, directors and officers liability insurance premiums and unreimbursed costs directly relating to closing of loan transactions.

     In the event that our Total Operating Expenses (excluding interest) exceed in any calendar year the greater of (a) 2% of our Average Invested Assets or (b) 25% of our net income, the Advisor is obligated to reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by us exceed the limitation. The Independent Directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

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

     (x) The aggregate borrowings of the corporation, secured and unsecured, shall be reasonable in relation to the Shareholder's Equity of the corporation and shall be reviewed by the Independent Directors at least quarterly. The maximum amount of such borrowings shall not exceed 300% of Shareholder's Equity in the absence of a satisfactory showing that a higher level of borrowing is appropriate;

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

Employees

     We have no employees. Our daily operations and other material aspects of our business are managed by the Advisor on a "turn-key" basis using employees of the Advisor and/or its Affiliates. At present, certain officers and directors of American and the Advisor are providing services to us at no charge and which will not be reimbursed to them. These services include, among others, legal and analytic services relating to the execution of our business plan, development and preparation of reports to be filed under the Securities Exchange Act, and utilization of proprietary forms and documents utilized by the Advisor in connection with our business operations.

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

Operations

     Our operations currently are located in the 8,200 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned by Philip J. Myers our President and a member of our Board of Directors. We are not charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor.

Risks Related to Mortgage Lending

     We Are Subject to the Risks Generally Associated with Mortgage Lending. Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight. It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:


1)       low demand for mortgage loans                   ;    availability of alternative financing and competitive
2)       interest rate fluctuations                           conditions
3)       changes in the level of consumer confidence     ;    factors affecting specific borrowers
4)       availability of credit-worthy borrowers         ;    interest rate fluctuations
5)       national and local economic conditions          ;    losses associated with default, foreclosure of a mortgage,
6)       demographic and population patterns                  and sale of the mortgaged property
7)       zoning regulations                              ;    state and federal laws and regulations
8)       taxes and tax law changes                       ;    bankruptcy or insolvency of a borrower

     Second Mortgage Loans Pose Additional Risks. Our financing policies allow us to make second mortgage loans. The principal amount of such loans may not exceed 20% of our average invested assets. Second mortgage loans entail more risk than first mortgage loans, as foreclosure of senior indebtedness or liens could require us to pay the senior debt or risk losing our mortgage.

     Fixed-Rate Debt Can Result in Yield Fluctuations. Fixed-rate debt obligations carry certain risks. A general rise in interest rates could make the yield on a particular mortgage loan lower than prevailing rates. This could negatively affect our value and consequently the value of our shares and the certificates. Neither we nor our advisor can predict changes in interest rates. We will attempt to reduce this risk by maintaining medium and longer-term mortgage loans and through offering adjustable rate loans to borrowers. We do not intend to borrow funds or sell certificates if the cost of such borrowing exceeds the income we believe we can earn from lending the funds.

     The Mortgage Banking Industry Is Highly Competitive. We compete with a wide variety of lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations for mortgage loans. Many competitors have greater financial resources, larger staffs and longer operating histories than we have, and thus may be a more attractive lender to potential borrowers. We intend to compete by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other non-profit religious organizations.

     Fluctuations in Interest Rates May Affect Our Ability to Repay the Certificates. Prevailing market interest rates impact borrower decisions to obtain new loans or to refinance existing loans, possibly having a negative effect upon our ability to originate mortgage loans. If interest rates decrease and the economic advantages of refinancing mortgage loans increase, then prepayments of higher interest mortgage loans in our portfolio would likely reduce our portfolio's overall rate of return (yield).

     We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and rates of foreclosures during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties decreasing demand for mortgage loans. In addition, during such economic times we may be unable to locate as many credit-worthy borrowers.

     Our Business May Be Adversely Affected If Our Borrowers Become Insolvent or Bankrupt. If any of our borrowers become insolvent or bankrupt, the borrower's mortgage payments will be delayed and may cease entirely. We may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. As of March 30, 2004, we had four first mortgage loans and one foreclosed property for sale totaling $1,588,963. We are continuing to work with the borrower of two of the loans totaling $643,355 to bring their payments current. We have initiated foreclosure proceedings on two loans totaling $729,256 and expect to take possession of these churches and list their properties for sale. We have foreclosed on one church loan in the amount of $216,352 and currently have this property listed with a local realtor. We may incur a loss in these transactions if the borrowers of the first two loans are unable to bring their payments current and if we are unable to dispose of the three remaining properties and are unable to recoup our expenses and outstanding balance from the sale of these properties.

Risks Related to Mortgage Lending to Churches

     Churches Rely on Member Contributions to Repay Our Loans. Churches rely on member contributions for their primary source of income. Member contributions are used to repay our loans. The membership of a church or the per capita contributions of its members may not increase or remain constant after a loan is funded. A decrease in a church's income could result in its temporary or continued inability to pay its obligation to us, which may affect our ability to pay dividends on our common stock or repay the certificates. We have no control over the financial performance of a borrowing church after a loan is funded.

     Churches Depend Upon Their Senior Pastors. A church's senior pastor usually plays an important role in the management, spiritual leadership and continued viability of that church. A senior pastor's absence, resignation or death could have a negative impact on a church's operations, and thus its continued ability to generate revenues sufficient to service its obligations to us.

     The Limited Use Nature of Church Facilities Can Limit the Resale Value of Our Mortgage Collateral. Our loans are secured principally by first mortgages upon the real estate and improvements owned or to be owned by borrowing churches. Although we will require an appraisal of the premises as a pre-condition to making a loan, the appraised value of the premises cannot be relied upon as being the actual amount which might be obtained in the event we need to foreclose after a default by the borrower. The actual liquidation value of church, school or other institutional premises could be adversely affected by, among other factors: (i) its limited use nature; (ii) the availability on the market of similar properties; (iii) the availability and cost of financing, rehabilitation or renovation to prospective buyers; (iv) the length of time the seller is willing to hold the property on the market; or (v) the availability in the area of the mortgaged property of congregations or other buyers willing to pay the fair value for a church facility. This factor may influence our decision to restructure the terms of a non-performing loan rather than foreclosing on the church property.

     Expenses of Foreclosure May Prevent Us From Recovering the Full Value of a Loan. If we foreclose on a mortgage and take legal title to a church's real estate, real estate taxes could be levied and assessed against the property until sold since the property would no longer be owned by a non-profit entity. The property may also incur operating expenses pending its sale, such as property insurance, security, repairs and maintenance. These expenses would be our financial responsibility, and could be substantial in relation to our prior loan if we cannot readily dispose of the property. Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure.

Risks Related to Us

     Our Failure to Qualify as a Real Estate Investment Trust Could Reduce the Funds We Have Available For Investment. We operate as a real estate investment trust. As a REIT, we are allowed a deduction for dividends paid to our shareholders in computing our taxable income. Thus, only our shareholders are taxed on our taxable income that we distribute. This treatment substantially eliminates the "double taxation" of earnings to which most corporations and their shareholders are subject. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions.

     To qualify and maintain our status as a REIT, we must meet certain share ownership, income, asset and distribution tests on a continuing basis. No assurance can be given that we will satisfy these tests at all times. Further, the requirements for a REIT may substantially affect day-to-day decision-making by our advisor. Our advisor may be forced to take action it would not otherwise take or refrain from action which might otherwise be desirable in order to maintain our REIT status.

     If we fail to qualify as a REIT in any taxable year, then we would be subject to federal income tax on our taxable income at regular corporate rates and not be allowed a deduction for distributions to shareholders. We would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. We intend to operate as a REIT. However, future economic, market, legal, tax or other consequences may cause our board of directors to revoke the REIT election. The payment of taxes resulting from our disqualification as a REIT or revocation of REIT status would reduce the funds available for distribution to shareholders or for investment. Because interest paid to certificate holders will be a deductible business expense to us, loss of our REIT status would not necessarily impede our ability to make interest payments to holders of certificates.

     Conflicts of Interest Arise From Our Relationship with Our Advisor. The terms of transactions involving our formation and the formation of our advisor, and our contractual relationship with our advisor, were not negotiated at arm's-length. Our non- independent directors and officers may have conflicts of interest in enforcing agreements between us and our advisor. Future business arrangements and agreements between us and our advisor and their affiliates must be approved by our board of directors, including a majority of our independent directors.

Risks Related to the Shares

     There Is No Public Market for Our Shares. There is no market for our shares. It is unlikely that a market will develop. There are no current plans to list on any exchange or qualify our shares for quotation on NASDAQ. In addition, the market for REIT securities historically has been less liquid than other types of publicly-traded equity securities.

     There Are Restrictions on Certain Transfers of Our Shares. Our articles of incorporation and bylaws prohibit a transfer of shares to any person who, as a result, would beneficially own shares in excess of 9.8% of the outstanding capital stock and allow us to redeem shares held by any person in excess of 9.8% of the outstanding capital stock. These provisions may reduce market activity for the shares and the opportunity for shareholders to receive a premium for their shares.

     Fluctuations in Interest Rates May Cause the Value of Our Shares to Fluctuate. Prevailing market interest rates impact borrower decisions to obtain new loans or to refinance existing loans, possibly having a negative effect upon our ability to originate mortgage loans. Fluctuations in interest rates may cause the value of the shares to fluctuate unpredictably. If interest rates decrease and the economic advantages of refinancing mortgage loans increase, then prepayments of higher interest mortgage loans in our portfolio would likely reduce the portfolio's overall rate of return (yield).

     Interest Payments to Certificate Holders May Reduce Dividend Payments on Our Shares. In addition to the offering of our shares, we have sold nearly all of our Investors Saver Certificates ($15,000,000) at various interest rates and maturity terms of 2 to 7 years. We are deploying the funds received from the sale of Certificates into new loans at rates that provide a positive interest rate spread. This spread, however, may be materially and adversely affected by changes in prevailing interest rates which would reduce our net income. If this occurs, we may not have sufficient net income after paying interest on the certificates to maintain dividends to shareholders at the levels paid in the past or even to pay dividends at all. In addition, because dividends are directly affected by the yields generated on the Company's portfolio of loans and bonds, shareholders dividends can be expected to fluctuate significantly with interest rates generally.

Risks Related to the Certificates

     We May Incur More Indebtedness. We may incur additional indebtedness in the future. We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring this additional indebtedness. Our ability to incur additional indebtedness is presently limited to 50% of our Average Invested Assets by our bylaws. We are currently seeking an amendment to our by-laws from shareholders allowing us to incur indebtedness up to 300% of our shareholder equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines. We will have sold all $15,000,000 certificates and approximately 800,000 ($8,000,000) shares of our common stock as of March 30, 2004. Unless this By-Law amendment is ratified by shareholders, our future growth in asset base will be highly dependent upon our ability to sell additional shares of our common stock.

     There Are Potential Adverse Effects Associated With Lending Borrowed Funds. We are deploying the proceeds from the sale of Investor Saver Certificates into loans to churches and other non-profit religious organizations. We have also used our line of credit with Beacon Bank, Shorewood, Minnesota, from time to time, to fund loans, and intend to use our line of credit in this way in the future. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or "spread," between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature. The Company's management believes that it is advantageous to raise capital at this time through the issuance of Investor Saver Certificates due to historically low interest rates.

     There Is No Public Market for the Certificates. There is no market for the certificates. It is unlikely that a market will develop. There are no current plans to list on any exchange or qualify our certificates for quotation on NASDAQ. In addition, the market for REIT securities historically has been less liquid than other types of publicly-traded securities.

     There Is No Sinking Fund, Insurance or Guarantee Associated With the Certificates. We do not contribute funds to a separate account, commonly known as a sinking fund, to repay principal or interest on the certificates upon maturity or default. Our certificates are not certificates of deposit or similar obligations of, or guaranteed by, any depository institution. Further, no governmental or other entity insures or guarantees payment on the certificates if we do not have enough funds to make principal or interest payments.
Therefore, holders of our certificates have to rely on our revenue from operations, along with the security provided by the collateral for the certificates, for repayment of principal and interest on the certificates.

     The Collateral for the Certificates May Not Be Adequate If We Default. The certificates must at all times be secured by mortgage-secured promissory notes and church bonds having an outstanding principal balance equal to at least 120% of the outstanding principal balance of the certificates. If we default in the repayment of the certificates, or another event of default occurs, the trustee will not be able to foreclose on the mortgages securing the promissory notes and bonds in order to obtain funds to repay certificate holders. Rather, the trustee will need to look to the revenue stream associated with our borrowers' payments on or repayment of the promissory notes and bonds or revenue derived from sale of the promissory notes or bonds to repay certificate holders. If the trustee chooses to rely on revenues received from our borrowers, certificate holders may face a delay in payment on certificates in the event of default, as borrowers will repay their obligations to us in accordance with amortization schedules associated with their promissory notes or bonds. If the trustee chooses to sell promissory notes or bonds in the event of our default, the proceeds from the sales may not be sufficient to repay our obligations on all outstanding or defaulted certificates.

     The Certificates Are Not Negotiable Instruments and Are Subject to Restrictions on Transfer. The certificates are not negotiable debt instruments. Rights of record ownership of the certificates may be transferred only with our advisor's prior written consent. Certificate holders are not be able to freely transfer the certificates.

     We Are Obligated To Redeem Certificates Only In Limited Circumstances. Certificate holders have no right to require us to prepay or redeem any certificate prior to its maturity date, except in the case of death or if we replace our current advisor. Further, even in the event of death, we will not be required to redeem certificates if we have redeemed at least $25,000 of principal amount of certificates during the calendar quarter. There is no present intention to redeem certificates prior to maturity except in the case of death of a certificate holder.

     We May Not Have Sufficient Available Cash to Redeem Certificates If We Terminate Our Advisory Agreement With Our Current Advisor. We will be required to offer to redeem all outstanding certificates if we terminate our advisory agreement with Church Loan Advisors, Inc., our current advisor, for any reason. If the holders of a significant principal amount of certificates request that we redeem their certificates, we may be required to sell a portion of our mortgage loan and church bond portfolio to satisfy the redemption requests. Any such sale would likely be at a discount to the recorded value of the mortgage loans and bonds being sold. Further, if we are unable to sell loans or church bonds in our portfolio, we may be unable to satisfy the redemption obligations.

     The Indenture Contains Limited Protection For Holders of Certificates. The indenture governing the certificates contains only limited events of default other than our failure to pay principal and interest on the certificates on time. Further, the indenture provides for only limited protection for holders of certificates upon a consolidation or merger between us and another entity or the sale or transfer of all or substantially all of our assets. If we default in the repayment of the certificates under the indenture, certificate holders will have to rely on the trustee to exercise any remedies on their behalf. Certificate holders will not be able to seek remedies against us directly.

Risks Related to Management

     We Are Dependent Upon Our Advisor. Our advisor, Church Loan Advisors, Inc., manages us and selects our investments subject to general supervision by our board of directors and compliance with our lending policies. We depend upon our advisor and its personnel for most aspects of our business operations. Our success depends on the success of our advisor in locating borrowers and negotiating loans upon terms favorable to us. Among others, our advisor performs the following services for us:

;    mortgage loan marketing and procurement                   ;    managing relationships with our accountants and attorneys
;    bond portfolio selection and investment                   ;    corporate management
;    mortgage loan underwriting                                ;    bookkeeping
;    mortgage loan servicing                                   ;    reporting to state, federal, tax and other regulatory
;    money management                                                 authorities
;    developing and maintaining business relationships         ;    reports to shareholders and shareholder relations
;    maintaining "goodwill"                                    ;    Loan enforcement and collections

     Our shareholders' right to participate in management is generally limited to the election of directors. Certificate holders will have no right to participate in our management. Certificate holders must be willing to entrust our management to our advisor and our board of directors.

     We Have Conflicts of Interest with Our Advisor and Affiliates. Affiliations and conflicts of interests exist among our officers and directors and the owner and officers and directors of our advisor and affiliates. Our advisor and affiliates are both owned by our President, Philip Myers. Our President and the officers and directors of our advisor are involved in the church financing business through their affiliations with American Investors Group, Inc ("American "). American originates, offers and sells first mortgage bonds for churches. We may purchase first mortgage bonds issued by churches through American in its capacity as underwriter for the issuing church, or as broker or dealer on the secondary market. In such event, American would receive commissions (paid by the issuing church) on original issue bonds, or "mark-ups" in connection with any secondary transactions. If we sell church bonds in our portfolio, the bonds will be sold through American. We would pay American commissions in connection with such transactions, but in no event, in excess of those normally charged to customers.

     Our bylaws limit the amount of all commissions, mark-downs or mark-ups paid to American. Our business dealings with our advisor and its affiliates also must be approved by a majority of our board of directors, including a majority of our independent directors.

     Generally, mortgage loans we originate are smaller than the bond financings originated by American. However, there may be circumstances where our advisor and American could recommend either type of financing to a prospective borrower. The decisions of our advisor and American could affect the credit quality of our portfolio.

     Redemption Obligations Relating to the Certificates May Affect Our Ability to Replace our Advisor. We will be required to offer to redeem all outstanding certificates if we terminate our advisory agreement with Church Loan Advisors, Inc. Our independent directors are required to review and approve the advisory agreement with our advisor on an annual basis. The redemption provision relating to the certificates may have the effect of reducing our ability to replace our current advisor.

Risks Related to Environmental Laws

     We May Face Liability Under Environmental Laws. Under federal, state and local laws and regulations, a secured lender (like us) may be liable, under certain limited circumstances, for the costs of removal or remediation of certain hazardous or toxic substances and other costs (including government fines and injuries to persons and adjacent property). Liability may be imposed whether or not the owner or lender knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of remediation or removal of hazardous or toxic substances, or of fines for personal or property damages, may be substantial and material to our business operations. The presence of hazardous or toxic substances, or the failure to promptly remediate such substances, may adversely affect our ability to resell real estate collateral after foreclosure or could cause us to forego foreclosure. This is a changing area of the law. The courts have found both in favor and against lender liability in this area under various factual scenarios.

     The Collateral For Our Loans and Our Lenders May Be Subject to Environmental Claims. If there are environmental problems associated with the real estate securing any of our loans, the associated remediation or removal requirements imposed by federal, state and local laws could affect our ability to realize value on our collateral or our borrower's ability to repay its loan.

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

     Foreclosure was completed on a church located in Battle Creek, Michigan. We have determined the fair value of the property to be $156,352. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

Item 3.   Legal Proceedings.

     There are presently no legal actions against us or our advisor pending or threatend.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None, other than as contemplated in our upcoming proxy statement.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     Outstanding Securities

     As of February 29, 2004, 2,485,231 shares of our common stock and $14,885,000 of secured investor certificates were issued and outstanding. On April 26, 2002, the Securities and Exchange Commission declared effective our fourth public offering of 1,500,000 common shares at a price of $10.00 per share and $15,000,000 of secured investor certificates. We are currently offering common stock and secured investor certificates under this registration statement, which is scheduled to terminate in April 2004.

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

     We repurchased the following shares as outlined in the table below during fiscal year of 2003:


           Period                   Number of Shares            Average Price Paid Per Share
1st Quarter 2003                          8,650                             $9.22
2nd Quarter 2003                          4,873                             $8.99
3rd Quarter 2003                          None                                -
4th Quarter 2003                          3,060                             $9.07
Totals:                                  16,583                             $9.09
============================ ===============================  =================================

     We are under no obligation to purchase shares from shareholders. However, any shares we purchase and the price we pay to shareholders for their shares is at complete discretion of our advisor. Shares purchased were not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans.

Holders of Our Common Shares

     As of February 29, 2004, we had 1,074 record holders of our $.01 par common stock, including our first Shareholder, Apostle Holdings Corp. (formerly known as: DRM Holdings, Inc.), a Minnesota corporation and affiliate of the Advisor, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).


     Dividends

     We paid dividends for the prior fiscal years on our common stock as follows:

     For Quarter       Dollar Amount Distributed                      Annualized Yield Per $10
       Ended:           Per Share:                                     Share Represented:
                                2003                   2002                  2003               2002


     March 31st               $.165625               $.20625                6.625%              8.25%
      June 30th                $.1625                $.209375               6.50%              8.375%
   September 30th             $.153125                $.1875                6.125%              7.50%
    December 31st             $.16875                $.165625               6.75%              6.625%

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

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods in which we are selling shares by (i) collecting from borrowers an origination fee at the time a loan is made,
(ii) timing our lending activities to coincide as much as possible with sales of our Shares and Certificates, and (iii) investing our undeployed capital in Permitted Temporary Investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our Shareholders in periods of our business operations when capital is being raised through the sale of additional securities. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our Shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2003 we distributed substantially all of our taxable income to our Shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our Shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a Shareholder's basis in their Shares.

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

          Financial Condition

     Our total assets increased from $29,235,738 at December 31, 2002 to $37,138,987 at December 31, 2003 and increased from $16,683,091 at December 31, 2001 to $29,235,738 at December 31, 2002. The primary reason for the increase in total assets from December 31, 2001 through December 31, 2003 was a result of the sale and issuance of our common stock and secured investor certificates pursuant to our fourth public offering, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity rose from $19,797,311 at December 31, 2002 to $21,864,907 at December 31, 2003 for the
same reasons. Our liabilities for both periods are largely comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. Our primary liability at December 31, 2003 and 2002 is our long term notes payable, which is $14,257,000 and $7,428,000 respectively.

          Results of Operations

     Since our inception, we have experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly  dividend  payment for the  quarter  ended  September  30,  2003.  The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend  payment  for each  share  held of record  on  September  30,  2003 was
$.153125 representing an annualized yield of 6.125%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter and a corresponding high level of origination income earned during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under "GAAP". By way of further comparison, the dividend payment made to September 30, 2003 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received from our fourth public offering of stock and secured investor certificates and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account at present yields is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans.

     Net income for our fiscal year ended December 31, 2003 was $1,300,754 on total revenues of $2,459,254 compared to $1,289,941 on total revenues of $1,785,443 for the year ended December 31, 2002. Interest income earned on the Company's portfolio of loans was $1,906,051 for the year ended December 31, 2003, compared to $1,322,220 for 2002. This increase was due to the fact that 26 new loans were originated in fiscal year ended December 31, 2003. Excluded from revenue for the year ended December 31, 2003 is $286,836 of origination income, or "points," we received. Recognition of origination income under generally accepted accounting principles ("GAAP") must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to Shareholders of at least 90% of "Taxable Income," the dividends declared and paid to our Shareholders for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 included origination income even though it was not recognized in its entirety as income for the period under GAAP. Our operating expenses for our fiscal year ended December 31, 2003 were $466,362 compared to $376,852 for our fiscal year ended December 31, 2002.

     Our Board of Directors declared dividends of $.165625 for each share of record on March 31, 2003, $.1625 for each shares held of record on June 30, 2003, $.153125 for each share held of record September 30, 2003 and $.16875 for each share held of record on December 31, 2003. Based on the four quarters ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, the dividends paid represented an 6.625%, 6.50%, 6.125% and 6.75 % annualized yield to shareholders, respectively, for an effective overall annual yield of 6.50% in 2003. In 2003, and especially in the third quarter of 2003, our dividend yield was significantly lower than in prior periods. This decrease results in part from the large cash balances we received from our current public offering of common stock and Secured Investor Certificates, which were held in money market instruments pending deployment in new loans. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than in prior periods. Dividend yields in 2003 were also largely influenced by the prepayment by churches of older higher interest rate loans in our portfolio, and the funding of numerous new loans at interest rates significantly lower than those funded in earlier years.

         Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, communications costs with our Shareholders, and the expenses of our transfer agents, registrar and dividend reinvestment agent.

     In addition, we are able to borrow funds in an amount up to 50% of our Average Invested Assets in order to increase our lending capacity. We currently have a $2,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 29, 2004 we have no outstanding balance against our line of credit. This credit line is secured by the pledge of $2,104,000 in principal amount of our Church Bonds. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds under this line of credit is prime interest rate plus 1/2%). However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds. When we do carry on outstanding balance on this line of credit we plan to "pay-down" any future borrowings on our line of credit by (i) selling additional securities in our public offering; (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments; and (iii) use the proceeds raised in our dividend reinvestment program. Increases or decreases in the prime lending rate as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     On April 26, 2002 the Securities and Exchange Commission declared effective our registration statement to sell to the public $1,500,000 shares of our common stock at $10 per share ($15,000,000) and to sell to the public $15,000,000 of debt securities, which we call "Secured Investor Certificates." Our future capital needs are expected to be met by (i) our current and future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans; (iii) dividend reinvestment by our shareholders under our dividend reinvestment plan; and (iv) borrowing under our line of credit.

     We may borrow funds up to an amount that equals 50% of our Average Invested Assets. The objective of our current offering of shares and certificates is to raise intermediate term funds that we can deploy into new loans at rates that provide a positive spread. This additional loan development will further diversify our loan portfolio while generating origination income to the advantage to our shareholders. The cost of this capital is expected to be lower than if borrowed directly from banks at variable rates of interest. Our April 2004 proxy statement will request shareholders to amend our by-laws to allow us to incur indebtedness up to 300% of our shareholders equity, The objective of this amendment will be to enable us to sell more certificates at prevailing lower interest rates to facilitate future growth.

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


     We have three first mortgage loans that are three or more payments in arrears. The first loan has an outstanding balance of approximately $236,350. The church has missed more than five mortgage payments in 2003 and has missed one mortgage payment in 2004. We have engaged legal counsel to foreclose on the church's property. The church has made all required payments since being served foreclosure notice. The second loan is a first mortgage loan with an outstanding balance of $390,000. The church has not made a mortgage payment since September 2003. We have engaged legal counsel and are currently foreclosing on the property. The third loan is a first mortgage loan with an outstanding balance of $413,005. The church missed four mortgage payments in 2003. We have reserved for this loan and are continuing to work with the church to bring their mortgage current. They have not missed a mortgage payment in the last four months.

Listed below is our current loan loss reserve policy:


  Incident      Percentage of Loan                                          Status of Loan
                     Reserved
============= ====================== ============================================================================================
1.             None                  Loan is current, no interruption in
                                     payments during history of the loan,
                                     ("interruption" means receipt by us more
                                     than 30 days after scheduled payment date).
2.            None                   Loan current, previous interruptions experienced, but none in the last six month period.
3.            None                   Loan current, previous interruptions experienced, but none in the last 90 day period.
4.            1.00%                  Loan serviced regularly, but 2 or 3 payments cumulative in arrears.  Delinquency notice been sent.
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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable and bond portfolio involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of minimal changes in interest rates and quality of the underlying collateral since initial purchase. We estimate the fair value of the bond portfolio to be the same as the carrying value because, even though there is no ready public market for these bonds, the cost is current. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan or bond in estimating fair value. In addition, the loan loss policy, previously discussed, is a critical accounting policy.

Item 7.  Financial Statements.


     Financial Statements required by this item can be found beginning on page F-1 of this Form-10KSB and are deemed incorporated herein by reference.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.

          None

Item 8A. Controls and Procedures

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, an independent Internal Audit was conducted by Michael G. Holmquist, one of our independent directors. He evaluated the effectiveness of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls).

     In evaluating our Disclosure Controls and Internal Controls, our CEO, CFO and Mr. Holmquist noted that our advisor, Church Loan Advisors, Inc., maintains our books and records. An administrator employed by the advisor is responsible for original entries in our financial records and for reconciling our records with statements received from our bank. The chief operating officer of the advisor oversees the activities of the advisor's administrator. The chief operating officer of the advisor reports directly to our CEO and CFO, Philip J. Myers. We originate all mortgage loans in our portfolio. Legal documentation of our mortgage loan portfolio is prepared under the direct supervision of our CEO.

     In accordance with Securities and Exchange Commission requirements, the CEO, CFO and Mr. Holmquist note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Based upon the Controls Evaluation, our CEO, CFO and Mr. Holmquist concluded that our Disclosure Controls are effective to ensure that material information relating to the company is made known to management and the advisor and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

     The information set forth under the captions "Nominees," "How does the Board operate?" and "Section 16(a) beneficial ownership reporting compliance" in the definitive proxy statement for the annual meeting of shareholders to be held on May 28, 2004, to be filed with the Securities and Exchange Commission on or before April 15, 2004, is incorporated by this reference.

     The Company has not adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. Since inception, the Company has not had employees and the Company's activities have been directed by the Advisor. In addition, the Company's and the Advisor's activities have been governed by the Company's by-laws and the Advisory Agreement. Both of these documents comply with the NASAA REIT Guidelines which include substantive limitations on, among other things, conflicts of interest and related party transactions.

Item 10.  Executive Compensation

     The information set forth under the caption "How are directors compensated?" in the definitive proxy statement for the annual meeting of shareholders to be held on May 28, 2004, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the annual meeting of shareholders to be held on May 28, 2004, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Party Transactions" in the definitive proxy statement for the annual meeting of shareholders to be held on May 28, 2004, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

     10.1 Amended and Restated REIT Advisory  Agreement  Between the Company and        4
          Church Loan Advisory, Inc.

     10.2 Amendment No. 1 to Advisory  Agreement  Between the Company and Church        1
          Loan Advisors, Inc.

     10.3 Dividend Reinvestment Plan                                                    1

     10.4 Line of Credit Agreement with Beacon Bank dated March 18, 2002                2

     10.5 $2,000,000 Promissory Note and Combined Security Agreement between the        2
          Company and Beacon Bank dated March 18, 2002

     10.7 Security Agreement between the Company and The He Bank, as Trustee            2

     31.1 Certification Pursuant to Section 302of Sarbanes 2002.                        5

     32.1 Certification  Pursuant to 18 U.S.C. Section 1350, pursuant to Section        5
          906 of the Sarbanes Oxley Act of 2002


     (1)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11 filed June 29, 1999.
     (2)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11/A filed April 26, 2002.
     (3)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form 8-A filed April 30, 1999.
     (4)  Incorporated  herein  by  reference  to  the  Company's   Registration
          Statement on Form S-11 filed December 21, 2001.
     (5)  Filed herewith

(b) Reports on Form 8-K

     The Company did not file form 8-K in the fourth quarter of 2003.

Item 14. Principal Accounts Fees and Services

     Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Philip J. Myers, President and a Directo of ours. The Company does not have an audit committee.

Audit Fees

     The aggregate fees billed by the Company's principal accountant, Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were $31,328 and $20,880 in 2003 and 2002, respectively.

Audit-Related Fees

     Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees

     Consists of fees for products and services othe than the services reported above. The tax fees were $1,800 in 2003 and 2002.

All Other Fees

     There were no fees billed in 2003 or 2002 by th Company's principal accountant for products or services provided other than those included in the "Audit Fee" and "Tax Fees" above.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 30, 2004

                                                By: /s/ Philip J. Myers

                                                     Philip J. Myers, President,
                                                     Treasurer
                                                    (Chief Executive Officer and
                                                     Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Philip J. Myers Date:        03/30/04
---------------------------------- ---------------
Philip J. Myers
President, Treasurer and Director

By: /s/ Dennis J. Doyle Date:        03/30/04
----------------------------------- --------------
Dennis J. Doyle, Director

By: /s/ Michael G. Holmquist Date:   03/30/04
----------------------------------- --------------
Michael G. Holmquist, Director

By: /s/ Robert O. Naegele, Jr. Date: 03/30/04
----------------------------------- --------------
Robert O. Naegele, Jr., Director

By: /s/ Kirbyjon H. Caldwell Date:   03/30/04
----------------------------------- --------------
Kirbyjon H. Caldwell, Director

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

     10.1 Amended and Restated REIT Advisory  Agreement  Between the Company and        4
          Church Loan Advisory, Inc.

     10.2 Amendment No. 1 to Advisory  Agreement  Between the Company and Church        1
          Loan Advisors, Inc.

     10.3 Dividend Reinvestment Plan                                                    1

     10.4 Line of Credit Agreement with Beacon Bank dated March 18, 2002                2

     10.5 $2,000,000 Promissory Note and Combined Security Agreement between the        2
          Company and Beacon Bank dated March 18, 2002

     10.7 Security Agreement between the Company and The He Bank, as Trustee            2

     31.1 Certification Pursuant to Section 302of Sarbanes 2002.                        5

     32.1 Certification  Pursuant to 18 U.S.C. Section 1350, pursuant to Section        5
          906 of the Sarbanes Oxley Act of 2002


     (1)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11 filed June 29, 1999.
     (2)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form S-11/A filed April 26, 2002.
     (3)  Incorporated   herein  by  reference  to  th  Company's   Registration
          Statement on Form 8-A filed April 30, 1999.
     (4)  Incorporated  herein  by  reference  to  the  Company's   Registration
          Statement on Form S-11 filed December 21, 2001.
     (5)  Filed herewith

                                                                    Exhibit 31.1


                             OFFICER'S CERTIFICATE

                            PURSUANT TO SECTION 302

I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

     1. I have reviewed this form 10-KSB of the Company for the fiscal year ended December 31, 2003:

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements we made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for, the periods presented in this report:

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-5(e) and 15d-15
          (e)) for the Company and have:

          (a) Designed such disclosure controls and procedures, or cause such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries is made known to me by others within those entities, particularly during the perio in which this report is being prepared:

          (b)  Omitted in accordance with SE Release Nos. 33-8238 and 34- 47986

          (c) Evaluated the effectiveness o the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of th end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal contro over financial reporting, and

     5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the Company's auditors and the audit committee of th Company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in th design or operation of internal controls over financial reporting which are reasonabl likely to adversely affect th small business issuer's ability to record, process, summarized and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role i the small business issuer's internal control over financial reporting.

Dated: March 30, 2004


                                   By: /s/ Philip J. Myers
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION1350T TO
                           AS ADOPTED PURSUANT TO TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of America Church Mortgage Company (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

          2.   The information  contained in the Repor fairly  presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operation of the Company.

Dated: March 30, 2004

                                   By: /s/ Philip J. Myers
                                       Chief Executive Officer and
                                       Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  Certified Public Accountants

Minneapolis, Minnesota
February 24, 2004

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet





------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
                      ASSETS                                                              2003                  2002
------------------------------------------------------------------------------------------------------------------------------------

Current Assets
    Cash and equivalents                                                              $ 4,368,769         $  7,852,220
    Accounts receivable                                                                    61,423               63,602
    Interest receivable                                                                   135,648               94,385
    Current maturities of mortgage loans receivable, net of
          allowance of $52,111 and $112,111 at
          December 31, 2003 and 2002                                                      919,859              290,759
    Current maturities of bond portfolio                                                   54,000               47,000
                                                                                      -----------          -----------
            Total current assets                                                        5,539,699            8,347,966


Mortgage Loans Receivable, net of current maturities                                   25,383,192           16,140,961

Real-Estate Held for Sale                                                                 156,352

Deferred Investors Saver Certificates Offering Costs,
    net of accumulated amortization of $143,339 and
    $29,875 at December 31, 2003 and 2002                                                 568,458              377,174

Bond Portfolio, net of current maturities                                               5,431,286            4,309,637


Other                                                                                      60,000               60,000
                                                                                    -------------        -------------

            Total assets                                                              $37,138,987          $29,235,738

                                                                                       ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet




------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
            LIABILITIES AND STOCKHOLDERS' EQUITY                                              2003               2002
------------------------------------------------------------------------------------------------------------------------------------


Current Liabilities
    Current maturities of investor saver certificates                                  $     684,000
    Accounts payable                                                                          17,296     $       39,690
    Mortgage loan commitment                                                                                  1,243,827
    Deferred income                                                                           31,630             18,247
    Dividends payable                                                                        411,481            361,941
                                                                                        ------------       ------------
            Total current liabilities                                                      1,144,407          1,663,705


Deferred Income, net of current maturities                                                   556,673            346,722


Investors Saver Certificates                                                              13,573,000          7,428,000


Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,452,277 at December 31, 2003
            and 2,205,568 shares at December 31, 2002                                         24,523             22,056
    Additional paid-in capital                                                            22,471,234         20,182,798
    Accumulated deficit                                                                     (630,850)          (407,543)
                                                                                        ------------       ------------
            Total stockholders' equity                                                    21,864,907         19,797,311
                                                                                          ----------         ----------

            Total liabilities and equity                                                 $37,138,987        $29,235,738
                                                                                          ==========         ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations





------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                            2003               2002
------------------------------------------------------------------------------------------------------------------------------------


Interest Income                                                                          $2,459,254         $1,785,443

Operating Expenses
  Other operating expenses                                                                  406,362            376,852
  Real-estate impairment loss                                                                60,000
                                                                                          ---------          ---------
     Total operating expenses                                                               466,362            376,852
                                                                                          ---------          ---------

Operating Income                                                                          1,992,892          1,408,591

Other Expense
    Interest expense                                                                        692,138            118,650

Income Taxes                                                                                  -                 -
                                                                                          ---------          ---------

Net Income                                                                               $1,300,754         $1,289,941
                                                                                          =========          =========

Basic and Diluted Income Per Common Share                                                $      .55         $      .66
                                                                                          =========          =========

Weighted Average Common Shares Outstanding                                                2,345,604          1,964,428
                                                                                          =========          =========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity




------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Additional
                                                             Common Stock                 Paid-In            Accumulated
                                                         -------------------              Capital              Deficit
                                                         Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2001                             1,769,774     $17,698           $16,256,712       ($   201,115)

    Issuance of 464,544 shares of
        common stock, net of offering
        costs                                            464,544       4,645             4,194,541

    Redemption of 28,750 shares of
        common stock                                      (28,750)      (287)             (268,455)

    Net income                                                                                              1,289,941

    Dividends declared                                                                                     (1,496,369)
                                                       ---------      ------            ----------          ---------

Balance, December 31, 2002                             2,205,568      22,056            20,182,798           (407,543)

    Issuance of 263,292 shares of
         common stock, net of offering
         costs                                           263,292       2,633             2,439,755

    Redemption of 16,583 shares of
         common stock                                    (16,583)       (166)             (151,319)

    Net income                                                                                              1,300,754

    Dividends declared                                                                                     (1,524,061)
                                                      ---------       ------           -----------          ----------

Balance, December 31, 2003                            2,452,277      $24,523           $22,471,234        ($   630,850)
                                                      =========       ======            ==========          ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                         2003                  2002
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                       $  1,300,754         $  1,289,941
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real-estate                                                     60,000
        Provision for losses on mortgage loans receivable                                 (60,000)             101,000
        Amortization of deferred bond offering costs                                      113,464               29,875
        Deferred income                                                                   223,334              104,027
        Change in assets and liabilities
            Accounts receivable                                                             2,179               (5,594)
            Interest receivable                                                           (41,263)             (28,149)
            Accounts payable                                                              (22,394)              35,340
                                                                                        ---------            ---------
            Net cash from operating activities                                          1,576,074            1,526,440

Cash Flows from Investing Activities
    Investment in mortgage loans receivable                                           (14,596,927)          (5,261,000)
    Collections of mortgage loans receivable                                            3,325,417            1,995,300
    Investment in bond portfolio                                                       (2,763,890)          (2,048,000)
    Proceeds from bond portfolio called/sold                                            1,635,241              853,874
                                                                                       ----------            ----------
            Net cash used for investing activities                                    (12,400,159)          (4,459,826)

Cash Flows from Financing Activities
    Proceeds from investors saver certificates                                          6,829,000            7,428,000
    Proceeds from stock offering, net of offering costs                                 2,442,392            4,199,186
    Payments for deferred saver certificate offering costs                               (304,752)            (378,755)
    Deferred equity offering costs                                                                              28,293
    Stock redemptions                                                                    (151,485)            (268,742)
    Dividends paid                                                                     (1,474,521)          (1,478,932)
                                                                                        ---------            ---------
            Net cash from financing activities                                          7,340,634            9,529,050
                                                                                        ---------            ---------

Net Increase (Decrease) in Cash and Equivalents                                        (3,483,451)           6,595,664

Cash and Equivalents - Beginning of Year                                                7,852,220            1,256,556
                                                                                        ---------            ---------

Cash and Equivalents - End of Year                                                   $  4,368,769         $  7,852,220
                                                                                        =========            =========

                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                         2003                   2002
------------------------------------------------------------------------------------------------------------------------------------



Supplemental Schedule of Noncash Financing and
    Investing Activities
    Offering costs reclassified and charged to additional
        paid-in capital                                                              $     49,478           $   182,628
                                                                                      ===========            ==========
    Dividends payable                                                                 $   411,481           $   361,941
                                                                                       ==========            ==========
    Mortgage loan commitment                                                                                 $1,243,827
                                                                                                              =========
    Reclassification of mortgage receivable to
        real-estate held for sale                                                     $   216,352
                                                                                       ==========

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                      $   692,138           $   131,367
                                                                                       ==========            ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans, and the valuation of the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, in any, would be material to the financial statements.

Cash

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2003 and 2002, such investments were $361,055 and $1,852,548, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




The Company classifies its bond portfolio as "available-for sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During 2003, the Company sold $56,000 of its bonds below par (which was the Company's cost) to an affiliate of the Advisor. During 2002, the Company sold $497,000 of its bonds at par, to an affiliate of the Advisor (see
Note 5). There were no losses on the sale of the bonds in 2003 and 2002.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2003, the Company reserved $52,111 for four mortgage loans that are three or more mortgage payments in arrears.

At December 31, 2002, the Company reserved $112,111 for two mortgage loans that are three or more mortgage payments in arrears, one of which was in the process of being foreclosed. The total impaired loans, which are loans that have been foreclosed or are no longer performing, were $0 and $277,787 at December 31, 2003 and 2002, respectively.

Real-Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $156,352. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received.

Deferred investors saver certificates offering costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




Revenue Recognition

Interest income on mortgage loans is recognized as earned. Interest income on the bond portfolio is recognized on the interest payable date.

Deferred income represents loan origination fees, which are recognized over the life of the loan as an adjustment to the yield on the loan.

Dividend Re-investment Plan

Dividends re-invested to purchase common stock were $266,850 and $217,419 for the years ended December 31, 2003 and 2002, respectively.

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

Newly Issued Pronouncements

The Company has considered the accounting pronouncements issued after December 2002 and has determined that none of these pronouncements will have a material impact on its financial statements.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2003, the Company had first mortgage loans receivable totaling $26,355,162. The loans bear interest ranging from 6.00% to 12.00%. At December 31, 2002, the Company had first mortgage loans receivable totaling $16,543,831 that bore interest ranging from 8.50% to 12.00%. Included in mortgage loans receivable for 2002 is $1,243,827, representing loans that were closed in 2002 and the proceeds disbursed in 2003.

The Company also had a portfolio of secured church bonds at December 31, 2003 and 2002, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 5.00% to 12.00%. The combined principal of $5,533,860 at December 31, 2003 is due at various maturity dates between February 1, 2004 and July 15, 2023. Six bond issues comprised 84% and 86% of the Company's bond portfolio at December 31, 2003 and 2002, respectively.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2003, is as follows:

                                                                      Mortgage Loans       Bond Portfolio

           2004                                                     $     919,859            $     54,000
           2005                                                           619,142                  55,000
           2006                                                           680,076                  57,000
           2007                                                           747,063                 198,000
           2008                                                           820,049                 175,070
           Thereafter                                                  22,568,973               4,994,790
                                                                       ----------               ---------
                                                                       26,355,162               5,533,860
           Less loan loss reserves                                        (52,111)
           Less discount from par                                                                 (48,574)
                                                                       ----------               ---------

                       Totals                                         $26,303,051              $5,485,286
                                                                       ==========               =========

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




3.  INVESTORS SAVER CERTIFICATES

Investors saver certificates (see Note 7) are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the investors saver certificates at December 31, 2003 is as follows:

                                                          Investor Saver
                                                           Certificates
                                                       --------------------
                                                       --------------------

           2004                                           $     684,000
           2005                                               1,321,000
           2006                                               1,982,000
           2007                                               2,900,000
           2008                                               2,374,000
           Thereafter                                         4,996,000
                                                            -----------

                      Totals                                $14,257,000
                                                             ==========

Interest expense related to these Certificates for the years ended December 31, 2003 and 2002, respectively, is $692,138 and $118,650, and is included in other expenses.

4.  STOCK OPTION PLAN

The Company adopted a Stock Option Plan granting each member of the Board of Directors and the president of the Advisor (Note 5) an option to purchase 3,000 shares of common stock annually upon their re-election. The purchase price of the stock is the fair market value at the grant date. No options were outstanding at December 31, 2003 due to the termination of the plan. At December 31, 2002, 99,000 shares at a price of $10 per option were outstanding. The options were exercisable November 15, 1996 and incrementally at one year intervals after the date of grant and expired November 15, 2002 through November 15, 2006. No options were exercised as of December 31, 2002. The Stock Option Plan was terminated by the Company's Board of Directors in January 2003 and all outstanding stock options were cancelled, subject to approval by the Company's shareholders. No options were exercised during the Plan's existence.

The Company has chosen to account for stock based compensation in accordance with APB Opinion 25. Management believes that the disclosure requirements of Statement of Financial Accounting Standards No. 123, as amended, are not material to its financial statements.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company has expensed Advisor management and origination fees of approximately $545,000 and $291,000 during 2003 and 2002, respectively.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 7 for additional transactions.

6.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2003, the Company had pretax income of $1,300,754 and distributions to shareholders in the form of dividends during the tax year of $1,524,061. The expected tax expense to the Company, pre-dividends would have been $442,256. In 2002, the Company had pretax income subject to tax of $1,289,941 and distributions to shareholders in the form of dividends during the tax year of $1,496,369. The expected tax expense to the Company, pre-dividends, would have been $438,580 in 2002.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                 2003                  2002
                                                 ----                  ----


         Expected tax expense                  $442,256             $438,580
         Benefit of REIT distributions         (490,990)            (508,289)
         Valuation allowance                     48,734               69,709
                                                -------              -------

                     Totals                    $     -              $    -
                                                =======              =======

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002



The components of deferred income taxes are as follows:
                                                                                     2003              2002

         Loan origination fees                                                     $172,823          $124,089
         Loan loss allowance                                                         17,718            38,118
         Valuation allowance                                                       (130,541)         (102,207)
                                                                                   --------           -------

                                                                                  $  60,000         $  60,000
                                                                                   ========          ========

The total deferred tax assets are as follows:
                                                                                    2003               2002

         Deferred tax assets                                                       $190,541          $162,207
         Deferred tax asset valuation allowance                                    (130,541)         (102,207)
                                                                                    -------           -------

                     Net deferred tax asset                                       $  60,000         $  60,000
                                                                                   ========          ========

The change in the valuation allowance was $28,334 and $69,709 for 2003 and 2002, respectively.

7.  PUBLIC OFFERINGS OF THE COMPANY

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 26, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. The certificates pay quarterly interest with two, three, four, five and seven year maturities with interest rates ranging from 4.00% to 7.00%. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by American Investors Group (an affiliate of the Advisor) on a "best efforts" basis and no minimum sale of stock or certificates will be required. As of December 31, 2003 and 2002, respectively, the Company has sold 671,450 and 452,424 shares of common stock and $14,257,000 and $7,428,000 of its Series "A" secured investor certificates.

Pursuant to the terms of the Underwriting Agreement, the Company incurred expense to the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $449,154 and $669,579 during 2003 and 2002, respectively, in connection with this public offering.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2003 and 2002




8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2003 and 2002:

                                                                 2003                                 2002
                                                ------------------------------------   -------------------------------
                                                      Carrying              Fair           Carrying           Fair
                                                       Amount              Value            Amount            Value
                                                     ----------        -------------      ----------      ------------

      Cash and equivalents                        $  4,368,769       $  4,368,769      $  7,852,220       $  7,852,220
      Accounts receivable                               61,423             61,423            63,602             63,602
      Interest receivable                              135,648            135,648            94,385             94,385
      Mortgage loans receivable                     26,303,051         26,303,051        16,431,720         16,431,720
      Bond portfolio                                 5,485,286          5,485,286         4,356,637          4,356,637
      Investors saver certificates                  14,257,000         14,257,000         7,428,000          7,428,000

The carrying value of cash and equivalents approximates fair value. The carrying value of the mortgage loans receivable approximates fair value because of the substantial turnover and activity in this portfolio. The carrying value of the bond portfolio approximates fair value because of minimal changes in interest rates and quality of the underlying collateral since initial purchase. The carrying value of the investor saver certificates approximates fair value because the interest rates that the certificates have been sold at have not changed significantly in the past year.

9.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2004. Interest is charged at 1/2% over the prime rate totaling 4.50% and 4.75% at December 31, 2003 and 2002, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at December 31, 2003 and 2002. Interest expense related to the line of credit was $0 and $12,717 for December 31, 2003 and 2002, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2003 and 2002