Form 10QSB
period 2004-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2004-05-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No _____

     The number of shares outstanding of the Registrant's stock as of April 30, 2004 was:

                  2,545,214 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                     INDEX                                 Page
                                                                            No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 2004 and December 31, 2003....... 3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2004 and 2003....... 4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2004 and 2003.............. 5

                  Statement of Shareholders' Equity......................... 6

                  Notes to Financial Statements ............................ 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................... 11

Item 3.  Controls and Procedures........................................... 13


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............... 14

Item 5.  Other Information................................................. 14

Item 6.  Exhibits and Reports on Form 8-K ................................. 14

                  Signatures............................................... 14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                       March 31,           December 31,
                                                                       2004                    2003
                                                                   ------------         -----------------
                                                                     (Unaudited)              (Audited)

Assets:

 Current Assets
     Cash and Cash Equivalents..............................      $   5,396,326           $     4,368,769
     Current Maturities of Loans Receivable.................            338,354                   919,859
     Current Maturities of Bonds Receivable.................             45,000                    54,000
     Accounts Receivable....................................             75,624                    61,423
     Interest Receivable....................................            123,822                   135,648
     Prepaid Expenses.......................................             15,470                      -0-
                                                                    -----------                ----------
         Total current assets:                                        5,994,596                 5,539,699

     Loans Receivable, Net of Current Maturities & Reserves          24,480,053                25,383,192
     Real Estate Held for Sale..............................            120,000                   156,352
     Deferred Investor Saver Certificate Offering Costs.....            555,947                   568,458
     Bond Portfolio, Net of Current Maturities..............          7,202,681                 5,431,286
     Other..................................................             60,000                    60,000
                                                                    -----------                ----------

         Total Assets:                                             $ 38,413,277              $ 37,138,987
                                                                    ===========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Current Maturities of Investor Saver Certificates            $     877,000            $      684,000
     Accounts Payable.......................................             88,501                    17,296
     Deferred Income........................................             33,230                    31,630
     Dividends Payable......................................            403,533                   411,481
                                                                      ---------                 ---------
         Total Current Liabilities:.........................          1,402,264                 1,144,407

     Deferred Income, Net of Current Maturities.............            518,020                   556,673

     Investor Saver Certificates............................         14,119,000                13,573,000

     Shareholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,508,828
          as of March 31, 2004, 2,452,277 shares as of
          December 31, 2003.................................             25,088                    24,523
     Additional Paid in Capital.............................         23,013,459                22,471,234
     Accumulated Deficit....................................           (664,554)                 (630,850)
                                                                     ----------                ----------
         Total Shareholders' Equity:                                 22,373,993                21,864,907
                                                                     ----------                ----------
         Total Liabilities and Shareholders' Equity                $ 38,413,277              $ 37,138,987
                                                                     ==========                ==========


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                              March 31,        March 31,
                                                               2004             2003
                                                               ----             ----

Revenues

     Interest Income Loans...........................      $   558,199     $    378,118
     Interest Income Other...........................          131,636          114,423
     Capital Gains Realized..........................            2,087            2,744
     Origination Income..............................           50,819           21,203
                                                               -------          -------
         Total Revenues:                                       742,741          516,488

Expenses

     Professional fees...............................            7,026            3,976
     Director fees...................................            1,400              800
     Interest Expense................................          216,669          125,799
     Advisory Fees...................................           18,692           54,498
     Provision for Loan Loss Reserves................           32,889             -0-
     Other...........................................           96,237           36,291
                                                               -------          -------
         Total Expenses:                                       372,913          221,364

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                               -------          -------

Net Income ..........................................      $   369,828      $   295,124
                                                               =======          =======

Income Per Common Share (Basic and diluted)..........      $       .15      $       .13

Weighted Average Common Shares
      Outstanding....................................        2,477,148         2,230,657

Dividends Declared...................................      $   403,533      $    369,041

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               For the Three                 For the Three
                                                                Months Ended                  Months Ended
                                                                 March 31,                     March 31,
                                                                   2004                          2003
                                                                   ----                          ----

Cash Flows From Operating Activities

Net Income                                                   $     369,828               $       295,124
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Amortization                                                        42,072                        21,256
Deferred income                                                    (37,053)                       43,598
Impairment loss on real estate                                      36,352                          -0-
Provision for losses on mortgage loans receivable                  (32,889)                         -0-
  Change in assets and liabilities:
     Accounts receivable                                          (14,201)                        24,916
     Interest receivable                                           11,826                         (6,850)
     Accounts payable                                              71,205                        (35,900)
     Prepaid expenses                                             (15,470)                          -0-
                                                                  --------                    ----------
         Net cash from operating activities                       431,670                        342,144

Cash Flows From Investing Activities

     Investment in mortgage loans                                 (275,000)                   (4,483,827)
     Collections of mortgage loans                               1,792,533                     1,397,679
     Investment in bonds                                        (2,598,000)                     (141,860)
     Proceeds from bond portfolio                                  835,605                       242,882
                                                               -----------                   -----------
         Net cash used for investing activities                   (244,862)                   (2,985,126)

Cash Flows From Financing Activities

     Proceeds from Investor Saver Certificates                     739,000                     1,871,000
     Proceeds from stock offering                                  576,534                       842,883
     Payments for deferred bond offering costs                     (29,560)                      (79,952)
     Stock Redemptions                                             (33,744)                      (79,843)
     Dividends Paid                                               (411,481)                     (361,941)
                                                                 ---------                     ---------
         Net cash from financing activities                        840,749                     2,192,147

     Net increase (decrease) in cash                             1,027,557                     (450,835)

Cash and Cash Equivalents

     Beginning of period                                        $4,368,769                    $7,852,220
                                                                 ---------                     ---------

     End of period                                              $5,396,326                    $7,401,385
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                           $   403,533                   $  369,041
                                                                  ========                      =======

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                            Additional
                                                   Common Stock              Paid-In           Accumulated
                                             Shares          Amount          Capital             Deficit

Balance, December 31, 2003                  2,452,277     $    24,523     $ 22,471,234       $  (630,850)

     Issuance of 60,301 shares of
         common stock, net of
         offering costs                        60,301             603          575,931

     Redemption of 3,750 shares of
         common stock, net of
         offering costs                        (3,750)           (38)          (33,706)

     Net Income                                                                                  369,828


     Dividends declared                                                                         (403,533)
                                            =========        ======        ===========         =========

Balance, March 31, 2004(unaudited)          2,508,828      $ 25,088       $ 23,013,459        $ (664,555)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2004
--------------------------------------------------------------------------------

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

The unaudited condensed financial statements of the Company should be read in conjunction with its December 31, 2003 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans and the valuation of the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, would be material to the financial statements.

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

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the three month period ended March 31, 2004, the Company bought $2,598,000 of bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company follows a policy of providing an allowance for mortgage loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At March 31, 2004, the Company reserved $85,000 for five mortgage loans totaling approximately $1,800,000 which are three or more payments in arrears, two of which are in the process of being foreclosed.

Real Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $120,000 at March 31, 2004. The value of the real estate held for sale was written down by $36,352 in the quarter ended March 31, 2004. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

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

Dividend Re-investment Plan

Dividends re-invested to purchase common stock were $79,011 for the three-month period ended March 31, 2004.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2004, the Company had mortgage loans receivable totaling $24,903,407. The loans bear interest ranging from 6.75% to 12.00%. The Company also had a portfolio of secured church bonds at March 31, 2004 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 11.20%. The combined principal of $7,314,860 at March 31, 2004 is due at various maturity dates between May 1, 2004 and March 1, 2029.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2004 is as follows:

                                                          Mortgage Loans          Bond Portfolio

         2004                                              $     338,354          $     45,000
         2005                                                    592,457                55,000
         2006                                                    650,570                89,000
         2007                                                    714,440               199,000
         2008                                                    783,986                97,070
     Thereafter                                               21,823,600             6,829,790
                                                              ----------             ---------
                                                              24,903,407             7,314,860

     Less loan loss reserve                                                            (85,000)
     Less discounts from par                                                           (67,179)
                                                              ----------             ---------

            Totals                                           $24,818,407            $7,247,681
                                                              ==========             =========

3.  INVESTORS SAVER CERTIFICATES

Investors savers certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the investors saver certificates at March 31, 2004 is as follows:

                                                                         Investor Saver
                                                                           Certificates

         2004                                                             $    877,000
         2005                                                                1,321,000
         2006                                                                1,982,000
         2007                                                                2,900,000
         2008                                                                2,374,000
         Thereafter                                                          5,542,000
                                                                             ---------

                                                                           $14,996,000

Interest expense related to these certificates for the three months ended March 31, 2004 was $216,669.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination fees totaling $18,692 and $11,011 for the three month period ended March 31, 2004. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 26, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required. We have sold 700,676 shares and $14,996,000 of Investors Saver Certificates as of March 31, 2004.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                             March 31, 2004                  December 31, 2003
                                    -------------------------------     ---------------------------
                                         Carrying         Fair            Carrying        Fair
                                          Amount          Value            Amount        Value
                                        ----------     -----------      ----------    ----------

     Cash and equivalents              $ 5,396,326    $ 5,396,326      $ 4,368,769   $ 4,368,769
     Accounts receivable                    75,624         75,624           61,423        61,423
     Interest receivable                   123,822        123,822          135,648       135,648
     Mortgage loans receivable          24,818,407     24,818,407       26,303,051    26,303,051
     Bond portfolio                      7,247,681      7,247,681        5,485,286     5,485,286
     Investors saver certificates       14,996,000     14,996,000       14,257,000    14,257,000

The carrying value of cash and equivalents approximates fair value. The carrying value of the mortgage loans receivable approximates fair value because of the substantial turnover and activity in this portfolio. The carrying value of the bond portfolio approximates fair value because of minimal changes in interest rates and quality of the underlying collateral since initial purchase. The carrying value of the investor saver certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly in the past year.

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2004. Interest is charged at 1/2% over the prime rate totaling 4.50% at March 31, 2004. The line of credit is collateralized by the mortgage secured bonds held by the Company. Outstanding borrowings were $0 at March 31, 2004.

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

                        AMERICAN CHURCH MORTGAGE COMPANY

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this section and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations for our limited history; (ii) our business and growth strategies;
(iii) the mortgage loan industry and the status of religious organizations; (iv) our financing plans; and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made and are not guarantees of future performance.

Plan of Operation

     We were founded in May 1994 and began a "best efforts" offering of our common stock on July 11, 1995, and commenced active business operations on April 15, 1996 after completion of the "Minimum Amount" in our initial public offering.

     We have completed three public offerings of common stock. In December, 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 30, 2002. The Company is offering 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" investor saver certificates. Certificates may be purchased in any multiple of $1,000. The offering is being underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates will be required.

     We currently have fifty-eight first mortgage loans aggregating $25,832,577 in principal amount, three second mortgage loans aggregating $703,600 in principal amount and $7,314,860 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans is expected to continue on an on-going basis as more investable assets become available through
(i) the sale of additional shares and debt in future public offerings; (ii) prepayment and repayment at maturity of existing loans; (iv) borrowed funds; and
(v) dividends reinvested under the Dividend Reinvestment Plan. We have sold 700,676 shares and $14,996,000 of Investors Saver Certificates as of March 31, 2004.

Results of Operations

     During the three month periods ended March 31, 2004 and 2003, our total assets increased by $1,274,290 and $1,331,093 respectively due primarily to the funding of new loans and sales of our stock and investor saver certificates. Current liabilities increased by $257,857 and decreased by $1,913,214 for the three month periods ended March 31, 2004 and 2003 respectively due to increased accounts payable and current maturities of investor saver certificates in 2004 and decreased mortgage loan commitments in 2003. Non-current liabilities increased by $507,347 and $1,913,214 for the three-month periods ended March 31, 2004 and 2003 respectively due primarily to sales of investor saver certificates. All loans we have made range in interest rate charged to the borrowers from 6.75% to 12.00%. As of March 31, 2004, the average, principal-adjusted interest rate on the Company's portfolio of loans was 9.31%. The Company's portfolio of bonds has an average current yield of 7.71%.

     Net income for the Company's three month periods ended March 31, 2004 and 2003 was $369,828 and $295,124 on total revenues of $742,741 and $516,488.
Interest income earned on our portfolio of loans was $558,199 and $378,118 for the three month periods ended March 31, 2004 and 2003. The increase was due to the funding of additional mortgage loans. Interest expense was $216,669 and $125,799 for the three month periods ended March 31, 2004 and 2003. The increase was due to the sale of additional investor saver certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended March 31, 2004 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of March 31, 2004 and 2003, we had origination income of $11,011 and $64,800 during the first three months of the fiscal year.

     Our Board of Directors declared dividends of $.1625 for each share held of record on March 31, 2004. The dividend, which was paid April 30, 2004 represents a 6.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the three month period ended March 31, 2004 are primarily comprised of dividends declared as of March 31, 2004 but not yet paid, accounts payable and our investor saver certificates.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non- profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, communications costs with our Shareholders, and the expenses of our stock transfer agent, registrar and dividend reinvestment agent.

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

     On July 22, 1999 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 4.50% at March 31, 2004. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of March 31, 2004. During the three month period ended March 31, 2004 we had no interest expense relating to this line of credit.

     For the period ended March 31, 2004 cash from operating activities increased to $431,670 from $342,144 from the comparative period ended March 31, 2003, primarily due to an increase in accounts payable and provisions for losses on real estate and mortgage loans receivable.

     For the period ended March 31, 2004 cash used for investing activities decreased to $244,862 from $2,985,126 from the comparative period ended March 31, 2003, primarily due to an increase in investments in bonds and a decrease in investments in mortgage loans.

     For the period ended March 31, 2004 cash from financing activities decreased to $840,749 from $2,192,147 from the comparative period ended March 31, 2003, primarily due to a decrease in sales of our stock and investors saver certificates.

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our financial instruments and the loan loss reserve involves a high degree of judgment.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2004. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5.  Other Matters

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              Exhibit
              Number                        Title of Document

              31.1                          Certification of the Chief Executive Officer and Chief Financial Officer
                                            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1                          Certification of Chief Executive Officer and Chief Finanical Officer
                                            pursuant to Section 1350 as adopted pursuant to section 906 of the
                                            Sarbanes-Oxley Act of 2002.

         b)   Reports on Form 8-K

     The Company did not file any current reports during the three month ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    May 14, 2004


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

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

     1. I have reviewed this quarterly form 10-QSB of the Company for the period ended March 31, 2004.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements we made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for, the periods presented in this report:

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-5(e) and 15d-15
          (e)) for the Company and have:

          (a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared:

          (b)  Omitted in accordance with SEC Release Nos. 33-8238 and 34-47986

          (c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of th end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, and

     5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarized and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

         Dated:      May 14, 2004
                   -----------------

                                                  By:  /s/  Philip J. Myers
                                                     ---------------------------
                                                     Chief Executive Officer and
                                                       Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quaterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operation of the Company.



         Dated:      May 14, 2004               By:   /s/ Philip J. Myers
                   -----------------                 ------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer




































file:i:\form10qks\10q1st04.wpd