Form 10QSB
period 2004-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2004-08-17
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2004

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


                The number of shares outstanding of the Registrant's stock as of July 31, 2004 was:

                  2,551,703 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                 Page
                                                                             No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 2004 and December 31, 2003......... 3

                  Statements of Operations
                    Six Month Periods Ending June 30, 2004 and 2003.......... 4
                    Interim Three Month Periods Ending
                           June 30, 2004 and 2003............................ 4

                  Statements of Cash Flows
                    Six Months Ended June 30, 2004 and 2003.................. 5

                  Statement of Stockholder's Equity
                    Six Months Ended June 30, 2004 .......................... 6

                  Notes to Financial Statements ............................. 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................... 11

Item 3.  Controls and Procedures    ........................................ 13

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................ 14

Item 6.  Exhibits and Reports on Form 8-K .................................. 15

                  Signatures................................................ 15

Item 1. FINANCIAL STATEMENTS:
----------------------------

AMERICAN CHURCH MORTGAGE COMPANY
--------------------------------------------------------------------------------
BALANCE SHEETS


                                                                      June 30,             December 31,
                                                                       2004                   2003
                                                                   ------------        ------------------
                                                                     (Unaudited)             (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $    2,325,357           $     4,368,769
     Current Maturities of Loans Receivable.................          2,496,705                   919,859
     Current Maturities of Bonds Receivable.................             49,000                    54,000
     Accounts Receivable....................................             67,061                    61,423
     Interest Receivable....................................            134,075                   135,648
     Prepaid Expenses.......................................             11,001                     -0-
                                                                      ---------                 ---------
         Total Current Assets:                                        5,083,199                 5,539,699

     Loans Receivable, Net of Current Maturities & Reserves          25,100,288                25,383,192
     Real Estate Held for Sale..............................            120,000                   156,352
     Deferred Investor Saver Certificate Costs..............            530,988                   568,458
     Bond Portfolio, Net of Current Maturities..............          7,628,044                 5,431,286
     Other..................................................             60,000                    60,000
                                                                     ----------               -----------

         Total Assets:                                            $  38,522,519              $ 37,138,987
                                                                     ==========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Current Maturities of Investor Saver Certificates......    $       952,000            $      684,000
     Accounts Payable.......................................             46,131                    17,296
     Deferred Income........................................             33,393                    31,630
     Dividends Payable......................................            388,255                   411,481
                                                                      ----------               ----------
         Total current Liabilities:.........................          1,419,779                 1,144,407

     Deferred Income, Net of Current Maturities.............            512,410                   556,673

     Investor Saver Certificates............................         13,920,000                13,573,000

     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; issued and outstanding 2,546,094
          as of June 30, 2004, 2,452,277 shares as of
          December 31, 2003.................................             25,461                    24,523
     Additional Paid in Capital.............................         23,321,854                22,471,234
     Accumulated Deficit....................................           (676,985)                 (630,850)
                                                                     ----------               -----------
         Total Shareholder's Equity:                                 22,670,330                21,864,907
                                                                     ----------               -----------
                                                                  $  38,522,519              $ 37,138,987
                                                                    ===========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                                   Six Months Ended                Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               2004              2003              2004            2003
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................     $  1,140,388     $    836,686         $ 582,190        $ 458,568
     Interest Income Other...........................          283,287          217,501           151,651          103,078
     Capital Gains Realized..........................            3,061            9,169               973            6,424
     Origination Income..............................           86,491           33,867            35,672           12,664
                                                           -----------      -----------           -------         --------
         Total Revenues:                                     1,513,227        1,097,223           770,486          580,734

Expenses
     Professional fees...............................           26,828           25,178            19,802           21,202
     Director fees...................................            2,800            1,600             1,400              800
     Interest Expense................................          437,725          289,712           221,055          163,913
     Advisory Fees...................................          101,673          116,786            82,981           62,288
     Provision for loan loss reserves................           32,889            - 0 -             - 0 -            - 0-
     Real estate impairment reserve..................           36,352            - 0 -             - 0 -            - 0 -
     Amortization offering expenses..................           85,244            - 0 -            43,173            - 0 -
     Other...........................................           44,063           70,900            26,250           34,609
                                                              --------         --------          --------           ------
         Total Expenses:                                       767,574          504,176           394,661          282,812
                                                               -------          -------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                            ----------       ----------        ----------        ---------

Net Income...........................................        $ 745,653      $   593,047         $ 375,825        $ 297,922
                                                               =======          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .30            $ .26             $ .15            $ .13

Weighted Average Common Shares
     Outstanding.....................................        2,503,080        2,278,624         2,538,295        2,299,342


Dividends Declared...................................      $   791,788      $   747,165         $ 388,255       $  378,124

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                               For the Six                   For the Six
                                                               Months Ended                  Months Ended
                                                                 June 30,                       June 30,
                                                                  2004                           2003
Cash Flows From Operating Activities

Net Income                                                   $     745,653                 $     593,047
Adjustments to reconcile net income to net cash
 from operating activities:
Amortization                                                        85,244                          -0-
Deferred income                                                    (42,500)                      142,149
Impairment loss on real estate                                      36,352                          -0-
Provision for losses on mortgage loans receivable                   32,889                          -0-
  Change in assets and liabilities:
     Accounts receivable                                            (5,638)                       18,772
     Interest receivable                                             1,573                       (12,888)
     Accounts payable                                               28,835                        59,172
     Prepaid expenses                                              (11,001)                         -0-
                                                                   --------                 ------------
         Net cash from operating activities                        871,407                       800,252


Cash Flows From Investing Activities

     Investment in mortgage loans                               (3,900,000)                   (7,020,950)
     Collections of mortgage loans                               2,573,169                     2,120,099
     Investment in bonds                                        (3,193,000)                     (161,860)
     Proceeds from bond portfolio                                1,001,242                     1,218,394
                                                                 ---------                     ----------
         Net cash used for investing activities                 (3,518,589)                   (3,844,317)

Cash Flows From Financing Activities

     Proceeds from Secured Investor Certificates                   615,000                     4,626,000
     Proceeds from stock offering                                  932,661                     1,528,817
     Payments for deferred bond offering costs                     (47,774)                      (35,939)
     Deferred equity offering costs                                    -0-                      (126,461)
     Stock Redemptions                                             (81,103)                     (123,713)
     Dividends Paid                                               (815,014)                     (730,982)
                                                                  --------                     ---------
         Net cash from financing activities                        603,770                     5,137,722
                                                                   -------                     ---------

     Net (decrease) increase  in cash                           (2,043,412)                    2,093,657

Cash and Cash Equivalents

     Beginning of period                                         4,368,769                     7,852,220
                                                                ----------                     ---------

     End of period                                           $   2,325,357                   $ 9,945,877
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Investing and Financing Activities:
     Dividends declared but not paid                        $      388,255                  $    378,124

     Mortgage Loan Commitments                              $          -0-                  $  1,071,050

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------

                                                                                   Additional
                                                     Common Stock                   Paid-In                 Accumulated
                                             Shares            Amount               Capital                   Deficit

Balance, December 31, 2003                  2,452,277        $   24,523          $ 22,471,234            $    (630,850)

     Issuance of 102,826 shares of
         common stock, net of
         offering costs                      102,826              1,028              931,633

     Repurchase of 9,009 shares of
         common stock                        (9,009)               (90)              (81,013)

     Net Income                                                                                                745,653


     Dividends declared                                                                                       (791,788)
                                        --------------- ---------------     ----------------                ----------

Balance, June 30, 2004     (unaudited)     2,546,094          $ 25,461           $ 23,321,854             $   (676,985)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2004
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for a fair presentation of results of operations, financial position, and changes in cash flow in conformity accounting principles generally accepted in the United States of America. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the period presented.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans and the valuation of the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, would be material to the financial statements.

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

The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the six month period ended June 30, 2004, the Company bought $3,193,000 bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company follows a policy of providing an allowance for mortgage loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.
Additionally, no interest income is recognized on impaired loans. At June 30, 2004, the Company reserved $85,000 for five mortgage loans totaling approximately $1,800,000 which are three or more payments in arrears, two of which are in the process of being foreclosed.

Real Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $120,000 at June 30, 2004. The value of the real estate held for sale was written down by $36,352 in the quarter ended March 31, 2004. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

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

Dividend Re-investment Plan

Dividends re-invested to purchase common stock were $156,393 for the six-month period ended June 30, 2004.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2004, the Company had mortgage loans receivable totaling $27,681,993. The loans bear interest ranging from 6.75% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2004 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 11.20%. The principal of $7,723,860 at June 30, 2004 is due at various maturity dates between November 1, 2004 and March 1, 2029.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2004 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2004                                           $      2,496,705         $      49,000
         2005                                                    593,913                55,000
         2006                                                    651,521                89,000
         2007                                                    715,108               199,000
         2008                                                    784,310               107,070
     Thereafter                                               22,440,436             7,224,790
                                                              ----------             ---------
                                                              27,681,993             7,723,860
     Less loan loss reserves                                     (85,000)
     Less discounts from par                                                           (46,816)

            Totals                                          $ 27,596,993             $7,677,044
                                                              ==========              =========

3. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at June 30, 2004 is as follows:

                                                         Secured Investor
                                                         Certificates

         2004                                               $     952,000
         2005                                                   1,321,000
         2006                                                   2,118,000
         2007                                                   2,900,000
         2008                                                   2,374,000
         Thereafter                                             5,207,000
                                                                ---------

                                                              $14,872,000

Interest expense related to these certificates for the six months ended June 30, 2004 was $437,725 on rates from 4% to 7%.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25% of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. This fee is reduced to 1.00% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination expenses totaling $101,673 and $41,236 respectively for the six months ended June 30, 2004.

The Advisor and the Company are related through common ownership and common management.

5. PUBLIC OFFERINGS OF THE COMPANY'S COMMON STOCK AND SECURED INVESTOR CERTIFICATES

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 26, 2002. In May 2003, the Company extended the offering period to May 2004. The Company concluded its fourth public offering on April 30, 2004. The Company offered 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series "A" secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering was underwritten by an underwriter (an affiliate of the Advisor) on a "best efforts" basis, and no minimum sale of stock or certificates was required. The Company sold 763,471 shares and all $15,000,000 Series "A" secured investor certificates during its fourth public offering.

The Company has filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities. The Company is offering $23,000,000 principal amount of Series "B" secured investor certificates. The Company expects this offering will become effective in 2004.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                        June 30, 2004                       December 31, 2003
                                 -------------------------------        ---------------------------
                                      Carrying           Fair             Carrying        Fair
                                       Amount            Value             Amount         Value
                                     ----------     -------------      ----------     --------------

     Cash and equivalents         $    2,325,357  $   2,325,357   $     4,368,769$     4,368,769
     Accounts receivable                  67,061         67,061            61,423         61,423
     Interest receivable                 134,075        134,075           135,648        135,648
     Mortgage loans receivable        27,596,993     27,596,993        26,303,051     26,303,051
     Bond portfolio                    7,677,044      7,677,044         5,485,286      5,485,286
     Investors saver certificates     14,872,000     14,872,000        14,257,000     14,257,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2004. Interest is charged at 1/2% over the prime rate totaling 4.75% at June 30, 2004. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at June 30, 2004.

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

     We have completed four public offerings of common stock. Our last offering, which also included debt securities, concluded on April 30, 2004. We sold 763,471 shares of our common stock and all $15,000,000 Series "A" secured investor certificates during our fourth public offering.

     The Company has filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities. The Company is offering $23,000,000 principal amount of Series "B" secured investor certificates. The Company expects this offering will become effective in 2004.

     We currently have sixty-one first mortgage loans aggregating $27,005,983 in principal amount, three second mortgage loans aggregating $2,390,000 in principal amount and $7,723,860 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of additional shares and debt in future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iv) borrowed funds.

Results of Operations

     During the six-month periods ended June 30, 2004 and 2003, our total assets increased by $1,383,532 and $7,165,540 respectively due primarily to the funding of new loans and sales of our stock and investor saver certificates. Current liabilities increased by $275,372 and $1,157,313 for the six-month periods ended June 30, 2004 and 2003 respectively due to an increase in current maturities and mortgage loan commitments respectively. Non-current liabilities increased by $302,737 and $4,757,241 for the six-month periods ended June 30, 2004 and 2003 respectively due primarily to sales of investor saver certificates. All loans we have made range in interest rate charged to the borrowers from 6.75% to 12.00%. As of June 30, 2004, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.80%. The Company's portfolio of bonds has an average current yield of 7.70%.

     Net income for the Company's six-month periods ended June 30, 2004 and 2003 was $745,653 and $593,047 on total revenues of $1,513,227 and $1,097,223.
Interest income earned on our portfolio of loans was $1,140,388 and $836,686 for the six-month periods ended June 30, 2004 and 2003 respectively. The increase was due to the funding of additional mortgage loans and purchase of first mortgage bonds. Interest expense was $437,725 and $289,712 for the six-month periods ended June 30, 2004 and 2003 respectively. The increase was due to the sale of additional investor saver certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended June 30, 2004 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of June 30, 2004 and 2003, we had origination income of $43,991 and $175,185 during the first six months of the fiscal year.

Net income for the Company's three-month periods ended June 30, 2004 and 2003 was $375,825 and $297,922 on total revenues of $770,486 and $580,734 respectively. Interest income earned on our portfolio of loans and bonds was $582,190 and $458,568 for the three-month periods ended June 30, 2004 and 2003. The increase was due to the funding of additional mortgage loans and purchase of additional mortgage bonds issued by churches. Interest expense was $221,055 and $163,913 for the three-month periods ended June 30, 2004 and 2003. The increase was due to the sale of additional investor saver certificates.

     Our Board of Directors declared dividends of $.153125 for each share held of record on June 30, 2004. The dividend, which was paid July 30, 2004 represents a 6.125% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the six-month period ended June 30, 2004 are primarily comprised of dividends declared as of June 30, 2004 but not yet paid, accounts payable and our investor saver certificates.

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

     Our future capital needs are expected to be met by (i) additional sale of our shares and issuance of debt securities to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans we make, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock and issuance of debt securities, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     On July 22, 1999 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 4.75% at June 30, 2004. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of June 30, 2004. During the six-month period ended June 30, 2004 we had no interest expense relating to this line of credit.

     For the period ended June 30, 2004 cash from operating activities increased to $805,629 from $800,252 from the comparative period ended June 30, 2003, primarily due to an increase in the amortization of deferred offering costs and provisions for losses on real estate and mortgage loans receivable.

     For the period ended June 30, 2004 cash used for investing activities decreased to $3,518,589 from $3,844,317 from the comparative period ended June 30, 2003, primarily due to an increase in investments in bonds and a decrease in investments in mortgage loans.

     For the period ended June 30, 2004 cash from financing activities decreased to $603,770 from $5,137,722 from the comparative period ended June 30, 2003, primarily due to a decrease in sales of our stock and investors saver certificates. This was our fourth public offering of stock and our first public offering of secured investor certificates. We sold 763,471 of shares and all $15,000,000 Series "A" secured investors certificates during our fourth public offering.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2004. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective as of June 30, 2004. During the quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Our annual meeting of shareholders was held on May 28, 2004. We requested all our Shareholders to vote on:

     (i) the re-election of our board of directors until the next annual election and until their successors are duly elected and qualified.

     (ii) to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P as our independent auditors for the year ending December 31, 2004.

     (iii) To amend our Bylaws in certain technical respects.

     All of our directors were re-elected, Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent auditors for the year ending December 31, 2004 and amendments to our bylaws in certain technical respects were approved by a majority of our shareholders.

Final Proxy Votes for Annual Meeting Held Friday May 28, 2004

Proposal #1    Election of Directors
                                         For    Percentage   Withheld   Percentage                             Total Shares Voted
               Philip J. Myers        1,491,813   59.47%      57,862       2.31%                                   1,549,675
               Kirbyjon H. Caldwell   1,510,427   60.21%      39,248       1.56%                                   1,549,675
               Robert O. Naegele, Jr. 1,498,285   59.72%      51,390       2.05%                                   1,549,675
               Dennis J. Doyle        1,508,427   60.13%      41,248       1.64%                                   1,549,675
               Michael G. Holmquist   1,508,427   60.13%      41,248       1.64%                                   1,549,675

Proposal #2    Proposal to Amend the Company's By-Laws

                                         For    Percentage    Against   Percentage     Abstain  Percentage
                                      1,417,380   56.50%      26,659       1.06%       105,636      4.21%          1,549,675

Proposal #3    Proposal to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Independent
               Auditors of the Corporation for the Year Ended December 31, 2004


                                         For    Percentage    Against   Percentage     Abstain  Percentage
                                      1,485,288   59.21%      13,883       0.55%       50,504       2.01%          1,549,675

               Percentage that voted:          61.77%
               Outstanding voteable shares:    2,508,687

There were no broker non-votes in any of the three proposals.

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

Item 5.  Purchases of Equity Securities

     We repurchased the following shares as outlined in the table below during fiscal year of 2004:

                   Period                             Number of Shares            Average Price Paid Per Share
January 1, 2004 through March 31, 2004                     3,750                              $9.00
April 1, 2004 through June 30, 2004                        5,259                              $9.00
Totals:                                                    9,009                              $9.00
============================================  ================================ ===================================

     We are under no obligation to purchase shares from shareholders. However, any shares we purchase and the price we pay to shareholders for their shares is at complete discretion of our advisor. Shares purchased were not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits filed with Form 10-QSB

          i) Exhibit 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act
          ii) Exhibit 3 Third Amended and Restated ByLaws of the Company approved May 28, 2004
          iii) Exhibit 32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act

         b)   Reports on Form 8-K
              None
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    August 16, 2004


                                               AMERICAN CHURCH MORTGAGE COMPANY



                                   By:         /s/ Philip J. Myers
                                           -----------------------
                                                   Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

          1. I have reviewed this quarterly form 10-QSB of the Company for the period ended June 30, 2004.

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


         Dated:     August 16, 2004               By:  /s/  Philip J. Myers
                   -------------------              ---------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quaterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



   Dated:     August 16, 2004                 By:      /s/ Philip J. Myers
             -------------------                     -------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer





































file:i:\form10qks\10q2ndt04.wpd