Form 10QSB
period 2004-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2004-11-15
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No __

     The number of shares outstanding of the Registrant's stock as of October 31, 2004 was:

                  2,551,577 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                Page
                                                                            No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets September 30, 2004 and December 31, 2003....3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 2004 and 2003....4
                  Interim Three Month Periods Ending
                           September 30, 2004 and 2003.......................4

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2004 and 2003............5

                  Statement of Shareholder's Equity
                    Nine Months Ended September 30, 2004 ....................6

                  Notes to Financial Statements .............................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................11

Item 3.  Controls and Procedures    ........................................13

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 6.  Exhibits and Reports on Form 8-K ..................................14

                  Signatures................................................14

Item 1. Financial Statements:
----------------------------


AMERICAN CHURCH MORTGAGE COMPANY
-------------------------------------------------------------------------------
BALANCE SHEETS


                                                               September 30,               December 31,
                                                                   2004                       2003
                                                            -------------------        ------------------
                                                                  (Unaudited)                (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................   $      2,220,605           $     4,368,769
     Current Maturities of Loans Receivable.................            612,366                   919,859
     Current Maturities of Bonds Receivable.................             49,000                    54,000
     Accounts Receivable....................................            594,614                    61,423
     Interest Receivable....................................            125,448                   135,648
     Prepaid Expenses.......................................              4,469                      -0-
                                                                      ---------                 ---------
         Total current Assets:                                        3,606,502                 5,539,699

     Loans Receivable, Net of Current Maturities & Reserves          26,277,864                25,383,192
     Real Estate Held for Sale..............................            120,000                   156,352
     Deferred Secured Investor Certificate Costs............            541,720                   568,458
     Bonds receivable.......................................          8,388,166                 5,431,286
     Other..................................................             60,000                    60,000
                                                                     ----------               -----------

         Total Assets:                                            $  38,994,252              $ 37,138,987
                                                                     ==========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Current Maturities of Secured Investor Certificates....    $     1,052,000                   684,000
     Accounts Payable.......................................             17,546                    17,296
     Mortgage Loan Commitment...............................            520,725                      -0-
     Deferred Income........................................             33,533                    31,630
     Dividends Payable......................................            422,140                   411,481
                                                                      ---------                 ---------
         Total current Liabilities:.........................          2,045,944                 1,144,407

     Deferred Income, Net of Current Maturities.............            515,954                   556,673

     Secured Investor Certificates..........................         13,653,000                13,573,000

     Shareholder's Equity
       Common stock, par value $.01 per share; authorized
         30,000,000 shares; 2,551,577 issued and
            2,550,577 outstanding as of September 30, 2004
           and 2,452,277shares as of December 31, 2003......             25,516                    24,523
     Additional Paid in Capital.............................         23,411,668                22,471,234
     Treasury Stock.........................................             (9,600)                      -0-
     Accumulated Deficit....................................           (648,230)                 (630,850)
                                                                    -----------                ----------
         Total Shareholder's Equity:                                 22,779,354                21,864,907
                                                                     ----------                ----------
                                                                   $ 38,994,252              $ 37,138,987
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                 Nine Months Ended                 Three Months Ended
                                                                    September 30,                      September 30,
                                                               2004              2003              2004            2003
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................    $   1,719,885        1,366,775         $ 579,497        $ 530,089
     Interest Income Other...........................          439,920          308,045           156,633           90,544
     Capital Gains Realized..........................           13,582           32,561            10,521           23,393
     Origination Income..............................          132,870           54,760            46,379           20,892
                                                             ---------        ---------           -------          -------
         Total Revenues:                                     2,306,257        1,762,141           793,030          664,918

Expenses
     Professional fees...............................           32,005           29,045             5,178            3,867
     Director fees...................................            4,400            2,600             1,600            1,000
     Interest Expense................................          659,016          483,463           221,291          193,751
     Advisory Fees...................................          159,923          189,428            58,250           72,643
     Provision for loan loss reserves................           32,889            - 0 -             - 0 -            - 0 -
     Real estate impairment reserve..................           36,352            - 0 -             - 0 -            - 0 -
     Amortization offering expenses..................          126,655           80,326            42,322           31,188
     Other...........................................           58,469           32,884            14,405           11,122
                                                             ---------          -------           -------          -------
         Total Expenses:                                     1,109,709          817,746           343,046          313,571
                                                             ---------          -------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                             ---------          -------          --------         --------

Net Income...........................................      $ 1,196,548      $   944,395         $ 449,984        $ 351,347
                                                             =========          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .48            $ .41             $ .18            $ .15

Weighted Average Common Shares
     Outstanding.....................................        2,515,919        2,312,473         2,549,425        2,381,526


Dividends Declared...................................    $   1,213,928    $   1,112,582         $ 422,140        $ 365,336

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                            For the Nine                  For the Nine
                                                            Months Ended                  Months Ended
                                                            September 30,                 September 30,
                                                                2004                           2003
                                                        -------------------           -------------------

Cash Flows From Operating Activities
Net Income                                                   $   1,196,548                 $     944,395
Adjustments to reconcile net income to net cash
 from operating activities:
Amortization                                                       126,655                        80,326
Deferred Income                                                    (38,816)                      158,506
Impairment loss on real estate                                      36,352                          -0-
Provision for losses on mortgage loans receivable                  (32,889)                         -0-
  Change in assets and liabilities:
     Accounts receivable                                           (12,466)                        4,517
     Interest receivable                                            10,200                       (19,616)
     Accounts payable                                                  250                       (22,394)
     Prepaid expenses                                               (4,469)                         -0-
                                                                 ---------                     ---------
         Net cash from operating activities                      1,281,365                     1,145,734

Cash Flows From Investing Activities
     Investment in mortgage loans                               (6,645,000)                  (10,054,500)
     Collections of mortgage loans                               6,090,710                     2,479,305
     Mortgage loan commitments                                        -0-                     (1,243,827)
     Investment in bonds                                        (3,999,000)                     (405,860)
     Proceeds from bond portfolio                                1,047,120                     1,288,800
                                                                 ---------                     ---------
         Net cash used for investing activities                 (3,506,170)                   (3,361,539)

Cash Flows From Financing Activities
     Proceeds from Secured Investor Certificates                   739,000                      5,982,000
     Payments on Secured Investor Certificate Maturities          (291,000)                          -0-
     Proceeds from stock offering                                1,028,374                     2,097,249
     Payments for deferred offering costs                          (99,917)                     (269,404)
     Stock redemptions                                             (86,947)                     (123,692)
     Treasury stock purchase                                        (9,600)                          -0-
     Dividends paid                                             (1,203,269)                   (1,109,187)
                                                                 ---------                     ---------
         Net cash from financing activities                         76,641                     6,576,966
                                                                 ---------                     ---------

     Net increase/(decrease) in cash and cash equivalents       (2,148,164)                     (213,382)

Cash and Cash Equivalents

     Beginning of period                                         4,368,769                     7,852,220
                                                                 ---------                     ---------

     End of period                                           $   2,220,605                   $ 7,638,838
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Investing and Financing Activities:
     Dividends declared but not paid                        $      422,140                   $   365,336
     Dividends reinvested                                   $      230,909                   $   174,679
     Mortgage loan commitment                               $      520,725              $              0

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
-------------------------------------------------------------------------------


                                                                                   Additional
                                                     Common Stock                   Paid-In        Treasury         Accumulated
                                             Shares            Amount               Capital         Stock           Deficit

Balance, December 31, 2003                  2,452,277        $   24,523          $ 22,471,234                    $    (630,850)

     Issuance of 108,944 shares of
         common stock, net of
         offering costs                      108,944             1,089              1,027,285

     Repurchase of 10,644 shares of
         common stock                        (9,644)               (96)              (86,451)        (9,600)

     Net Income                                                                                                       1,196,548


     Dividends declared                                                                                              (1,213,928)
                                           ---------           -------            -----------         -----           ---------

Balance, September 30, 2004                2,551,577          $ 25,516           $ 23,411,668       $(9,600)      $   (648,230)
                                           =========            ======             ==========         =====           =========
          (unaudited)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

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

The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the nine month period ended September 30, 2004, the Company bought $3,999,000 bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company follows a policy of providing an allowance for mortgage loans receivable. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At September 30, 2004, the Company reserved $85,000 for three mortgage loans totaling approximately $1,550,000 which are three or more payments in arrears, two of which are in the process of being foreclosed.

Real Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $120,000 at September 30, 2004. The value of the real estate held for sale was written down by $36,352 in the quarter ended March 31, 2004. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received.

Deferred secured investor certificates costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

Revenue Recognition

Interest income on mortgage loans is recognized as earned. Interest income on the bond portfolio is recognized on the interest payable date.

Deferred income represents loan origination fees which are recognized over the life of the loan as an adjustment to the yield on the loan.

Dividend Re-investment Plan

The Company discontinued its dividend re-investment plan on July 1, 2004.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2004, the Company had mortgage loans receivable totaling $26,975,230. The loans bear interest ranging from 6.75% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2004 which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 11.20%. The principal of $8,467,790 at September 30, 2004 is due at various maturity dates between November 1, 2004 and March 1, 2029.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2004 is as follows:

                                                         Mortgage Loans          Bond Portfolio

         2004                                          $         612,366         $      49,000
         2005                                                    604,729                50,000
         2006                                                    660,920                89,000
         2007                                                    700,071               194,000
         2008                                                    766,871                89,000
     Thereafter                                               23,630,273             7,996,790
                                                              ----------             ---------
                                                              26,975,230             8,467,790
     Less loan loss reserves                                     (85,000)
     Less discounts from par                                    _________              (30,624)
                                                                                     ----------

            Totals                                          $ 26,890,230             $8,437,166
                                                              ==========              =========


3. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates costs at September 30, 2004 is as follows:

                                                          Secured Investor
                                                             Certificates

         2004                                               $   1,052,000
         2005                                                   1,321,000
         2006                                                   2,206,000
         2007                                                   2,900,000
         2008                                                   2,374,000
         Thereafter                                             4,852,000
                                                                ---------

                                                             $ 14,705,000


4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25% of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate), which is payable on a monthly basis. This fee is reduced to 1.00% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management and origination expenses totaling $159,923 and $82,023 respectively for the nine months ended September 30, 2004.

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

The Company has filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities. The Company is offering $23,000,000 principal amount of Series "B" secured investor certificates. This offering became effective on October 7, 2004.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                          September 30, 2004                 December 31, 2003
                                      ---------------------------     ----------------------------
                                        Carrying         Fair           Carrying          Fair
                                         Amount         Value            Amount           Value
                                      ----------      ---------        ----------      ---------

     Cash and cash equivalents    $    2,220,605    $ 2,220,605     $   4,368,769    $ 4,368,769
     Accounts receivable                 594,614        594,614            61,423         61,423
     Interest receivable                 125,448        125,448           135,648        135,648
     Mortgage loans receivable        26,890,230     26,890,230        26,303,051     26,303,051
     Bond portfolio                    8,437,166      8,437,166         5,485,286      5,485,286
     Secured Investor certificates    14,705,000     14,705,000        14,257,000     14,257,000

The carrying value of cash and equivalents approximates fair value. The carrying value of the mortgage loans receivable approximates fair value because of the substantial turnover and activity in this portfolio. The carrying value of the bond portfolio approximates fair value because of minimal changes in interest rates and quality of the underlying collateral since initial purchase. The carrying value of the secured investor certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly in the past year.

7.  LINE OF CREDIT

The Company obtained a $2,000,000 line of credit with its bank on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2005. Interest is charged at 1/2% over the prime rate totaling 5.25% at September 30, 2004. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at September 30, 2004.

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

     The Company has filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities. The Company is offering $23,000,000 principal amount of Series "B" secured investor certificates. This offering became effective on October 7, 2004.

     We currently have sixty-seven first mortgage loans aggregating $28,643,464 in original principal amount, one second mortgage loan of $100,000 in principal amount and $8,467,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of debt in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iv) borrowed funds.

Results of Operations

     During the nine-month periods ended September 30, 2004 and 2003, our total assets increased by $1,855,265 and $6,683,050 respectively due primarily to the funding of new loans and sales of our stock and secured investor certificates. Current liabilities increased by $901,537 for the nine-month period ended September 30, 2004 due to an increase in current maturities and our mortgage loan commitment, and decreased by $1,251,623 for the nine-month period ended September 30, 2003 due to a decrease in our mortgage loan commitment. Non-current liabilities increased by $39,281 and $6,129,303 for the nine-month periods ended September 30, 2004 and 2003 respectively due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 6.75% to 12.00%. As of September 30, 2004, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.80%. The Company's portfolio of bonds has an average current yield of 7.57%.

     Net income for the Company's nine-month periods ended September 30, 2004 and 2003 was $1,196,548 and $944,395 on total revenues of $2,306,257 and
$1,762,141. Interest income earned on our portfolio of loans was $1,719,885 and $1,366,775 for the nine-month periods ended September 30, 2004 and 2003. The increase was due to the funding of additional mortgage loans and the purchase of first mortgage bonds. Interest expense was $659,016 and $483,463 for the nine-month periods ended September 30, 2004 and 2003. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended September 30, 2004 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of September 30, 2004 and 2003, we had origination income of $94,054 and $213,265 during the first nine months of the fiscal year. Net income for the Company's three-month periods ended September 30, 2004 and 2003 was

$449,984 and $351,348 on total revenues of $793,030 and $664,918 respectively. Interest income earned on our portfolio of loans was $579,497 and $530,089 for the three-month periods ended September 30, 2004 and 2003. The increase was due to the funding of additional mortgage loans. Interest expense was $221,291 and $193,751 for the three- month periods ended September 30, 2004 and 2003. The increase was due to the sale of additional secured investor certificates.

     Our Board of Directors declared dividends of $.165625 for each share held of record on September 30, 2004. The dividend, which was paid October 29, 2004 represents a 6.625% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the nine-month period ended September 30, 2004 are primarily comprised of dividends declared as of September 30, 2004 but not yet paid, our secured investor certificates, and our mortgage loan commitment.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non- profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, communications costs with our Shareholders, and the expenses of our stock transfer agent and registrar.

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

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 5.25% at September 30, 2004. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of September 30, 2004. During the nine-month period ended September 30, 2004 we had no interest expense relating to this line of credit.

     For the period ended September 30, 2004 cash from operating activities increased to $1,281,365 from $1,145,734 from the comparative period ended September 30, 2003, primarily due to an increase in operating income.

     For the period ended September 30, 2004 cash used for investing activities increased to $3,506,170 from $3,361,539 from the comparative period ended September 30, 2003, primarily due to an increase in investments in bonds and a decrease in investments in mortgage loans.

     For the period ended September 30, 2004 cash from financing activities decreased to $76,641 from $6,576,966 from the comparative period ended September 30, 2003, primarily due to a decrease in sales of our stock and secured investor certificates as a result of the end of fourth public offering.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective as of September 30, 2004. During the quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          None



Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits filed with Form 10-QSB
              1) Exhibit 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act 2) Exhibit 32.1 Certification pursuant to
              Section 906 of Sarbanes-Oxley Act

         b) Reports on Form 8-K
              1) The Company filed a 424(b)(4) prospectus with respect to its
                 Registration Statement on Form S-11 relating to the proposed sale of up to $23,000,000 of the Company's Series B Secured Investor Certificates. The 424(b) prospectus was filed prematurely in error. The registration statement had not yet been declared effective and the 424(b) filing was made in error and should be disregarded. An appropriate filing was made on October 6, 2004.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    November 15, 2004


                                     AMERICAN CHURCH MORTGAGE COMPANY


                                      By:       /s/ Philip J. Myers
                                                ------------------------------
                                                   Philip J. Myers
                                                   Chief Executive Officer
                                                    and Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

          1. I have reviewed this quarterly form 10-QSB of the Company for the period ended September 30, 2004.

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


         Dated:     November 15, 2004               By:  /s/  Philip J. Myers
                   -------------------              ---------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quaterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



   Dated:     September 30, 2004                 By:  /s/ Philip J. Myers
             -------------------                     -------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer