Form 10KSB
period 2004-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2005-03-31
CIK 934543

As filed with the Securities and Exchange Commission on March 30, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004

       or

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

State issuer's revenues for its most recent fiscal year:      $3,153,104

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the issuer's $.01 par value common stock as of February 28, 2005 was: 2,551,568

            Transition Small Business Disclosure Format: Yes ___ No X

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2005.
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                                    INDEX                  Page
                                                                            No.

                                     PART I

Item 1.    Description of Business....................................        3

Item 2.    Description of Property....................................       15

Item 3.    Legal Proceedings..........................................       15

Item 4.    Submission of Matters to a Vote of Security Holders........       15

                                     PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters................................       15

Item 6.    Management's Discussion and Analysis
           or Plan of Operation.......................................       17

Item 7.    Financial Statements:......................................       19

                  Balance Sheets
                  December 31, 2004 and 2003..........................      F-2

                  Statements of Operations
                  Years Ended December 31, 2004 and 2003..............      F-4

                  Statements of Stockholders' Equity
                  December 31, 2004 and 2003..........................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2004 and 2003..............      F-6

                  Notes to Financial Statements.......................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure.........       19

Item 8A.   Controls and Procedures....................................       20

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act...............................................       20

Item 10.   Executive Compensation.....................................       20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.................................................       20

Item 12.   Certain Relationships and Related Transactions.............       20

Item 13.   Exhibits and Reports on Form 8-K...........................       21

Item 14.   Principal Accountants Fees and Services....................       21

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

     This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include, among other things, interest rate fluctuations as they effect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made by us, which could adversely affect our ability to make distributions to our shareholders; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein, including the risks described at the end of Item 1.

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

Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2005, we have made 117 loans to 106 churches in the aggregate amount of $49,927,061, with the average principal amount of such loans being $426,727. Of the 117 loans we have made, 25 loans totaling $11,756,350 have been repaid early by the borrowing churches. We also own, as of February 28, 2005, $9,093,790 principal amount of Church Bonds, which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the public offerings of our common stock, as well as our current public offering of secured investor certificates.

Public Offerings

     On  October  7,  2004  the  Securities  and  Exchange  Commission  declared effective our fifth public offering of $23,000,000 of Secured Investor Certificates under SEC file 333-75836. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of February 28, 2005, $5,224,000 of certificates have been sold through our advisor's affiliate, American Investors Group, Inc., to public investors. We expect to sell all $23,000,000 in secured investor certificates prior to October 2006.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., ("American") has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, they review financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 209 church bond financings, in which approximately $428,590,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $2,051,000.

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

Current First Mortgage Loan Terms

     We offer prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by us may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in our portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to our mortgage loan portfolio; (vi) local and national economic factors; and (v) actual experience in borrowers' demand for the loans. In addition, we may make mortgage loans on terms other than those identified in our list of Loan Types. Subject to change, modification or elimination at our complete discretion , the following is a list of the currently available Loan Types we may offer to prospective borrowing institutions:

=================================  ========================================= =========================
   Loan Type                          Interest Rate (1)                         Origination Fee (2)
20/25 Year Term (3)                Fixed @ 8.50%/8.75% respectively                    3.5%
20 Year Term (3)                   Variable Annually @ Prime + 2.50%                   3.5%
Renewable Term  (4)                Fixed @:
     3 Year                               7.75%                                        3.5%
     5 Year                               7.95%                                        3.5%
     7 Year                               8.25%                                        3.5%
10 Year                                   8.35%                                        3.5%
Construction 1 Year Term           Fixed @ 9.00%                                       2.0%
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

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2005, we have no outstanding balance against our line of credit. Currently, we may borrow up to 300% of our shareholder equity to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our Investor Saver Certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from future sales of our common stock and Investor Saver Certificates (if any), (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

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

     Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. On January 20, 2005, our Directors reviewed and unanimously approved renewal of the Advisory Agreement for another year. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Risks Related to Mortgage Lending

     We Are Subject to the Risks Generally Associated with Mortgage Lending. Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight. It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:


..   low demand for mortgage loans                   .   availability of alternative financing and competitive
..   interest rate fluctuations                           conditions
..   changes in the level of consumer confidence     .   factors affecting specific borrowers
..   availability of credit-worthy borrowers         .   interest rate fluctuations
..   national and local economic conditions          .   losses associated with default, foreclosure of a mortgage,
..   demographic and population patterns                  and sale of the mortgaged property
..   zoning regulations                              .   state and federal laws and regulations
..   taxes and tax law changes                       .   bankruptcy or insolvency of a borrower

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

     Our Business May Be Adversely Affected If Our Borrowers Become Insolvent or Bankrupt. If any of our borrowers become insolvent or bankrupt, the borrower's mortgage payments will be delayed and may cease entirely. We may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. As of March 30, 2005, we had three first mortgage loans that are three or more payments in arrears and one foreclosed property for sale totaling $1,359,977. We are continuing to work with the borrowers of one of the loans totaling $403,378 to bring their payments current. We have initiated foreclosure proceedings on two loans totaling $740,247 and expect to take possession of these churches and list their properties for sale. We have foreclosed on one church loan in the amount of $216,352 and currently have this property listed with a local realtor. We may incur a loss in these transactions if the borrower of the first loan is unable to bring its payments current and if we are unable to dispose of the three remaining properties and are unable to recoup our expenses and outstanding balance from the sale of these properties.

Risks Related to Mortgage Lending to Churches

     Churches Rely on Member Contributions to Repay Our Loans. Churches rely on member contributions for their primary source of income. Member contributions are used to repay our loans. The membership of a church or the per capita contributions of its members may not increase or remain constant after a loan is funded. A decrease in a church's income could result in its temporary or continued inability to pay its obligation to us, which may affect our ability to pay dividends on our common stock or pay interest or principal due on the certificates. We have no control over the financial performance of a borrowing church after a loan is funded.

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

Risks Related to the Certificates

     We May Incur More Indebtedness. We may incur additional indebtedness in the future. We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring this additional indebtedness. Our ability to incur additional indebtedness was previously limited to 50% of our Average Invested Assets by our bylaws. In May of 2004, our shareholders ratified an amendment to our by-laws allowing us to incur indebtedness up to 300% of our shareholder equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines.

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

     The Collateral for the Certificates May Not Be Adequate If We Default. The certificates must at all times be secured by mortgage-secured promissory notes and church bonds having an outstanding principal balance equal to at least 100% of the outstanding principal balance of the certificates. If we default in the repayment of the certificates, or another event of default occurs, the trustee will not be able to foreclose on the mortgages securing the promissory notes and bonds in order to obtain funds to repay certificate holders. Rather, the trustee will need to look to the revenue stream associated with our borrowers' payments on or repayment of the promissory notes and bonds or revenue derived from sale of the promissory notes or bonds to repay certificate holders. If the trustee chooses to rely on revenues received from our borrowers, certificate holders may face a delay in payment on certificates in the event of default, as borrowers will repay their obligations to us in accordance with amortization schedules associated with their promissory notes or bonds. If the trustee chooses to sell promissory notes or bonds in the event of our default, the proceeds from the sales may not be sufficient to repay our obligations on all outstanding or defaulted certificates.

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

Risks Related to Management

     We Are Dependent Upon Our Advisor. Our advisor, Church Loan Advisors, Inc., manages us and selects our investments subject to general supervision by our board of directors and compliance with our lending policies. We depend upon our advisor and its personnel for most aspects of our business operations. Our success depends on the success of our advisor in locating borrowers and negotiating loans upon terms favorable to us. Among others, our advisor performs the following services for us:

..    mortgage loan marketing and procurement                   .    managing relationships with our accountants and attorneys
..    bond portfolio selection and investment                   .    corporate management
..    mortgage loan underwriting                                .    bookkeeping
..    mortgage loan servicing                                   .    reporting to state, federal, tax and other regulatory
..    money management                                                 authorities
..    developing and maintaining business relationships         .    reports to shareholders and shareholder relations
..    maintaining "goodwill"                                    .    loan enforcement and collections

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

     Foreclosure was completed on a church located in Battle Creek, Michigan. We have determined the fair value of the property to be $105,000. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

Item 3.   Legal Proceedings.

     There are presently no legal actions against us or our advisor pending or threatend.

Item 4.   Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Outstanding Securities

     As of February 28, 2005, 2,551,568 shares of our common stock and $19,788,000 of investor saver certificates were issued and outstanding. On October 7, 2004, the Securities and Exchange Commission declared effective our fifth public offering of $23,000,000 of investor saver certificates. We are currently offering investor saver certificates under this registration statement.

Lack of Liquidity and Absence of Public Market Price.

     There is no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if any develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). However, we have valued our shares at $10 per share since this has been the public offering price for our shares.

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

     We repurchased the following shares as outlined in the table below during fiscal year of 2004:

       Period                     Number of Shares            Average Price Paid Per Share
============================ ===============================  =================================
1st Quarter 2005                          3,750                             $9.00
2nd Quarter 2004                          5,259                             $9.05
3rd Quarter 2004                           635                              $9.40
4th Quarter 2004                          None                                -
Totals:                                   9,644                             $9.15
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

Holders of Our Common Shares

     As of February 28, 2005, we had 1,099 record holders of our $.01 par common stock, including our first Shareholder, Apostle Holdings Corp. (formerly known as: DRM Holdings, Inc.), a Minnesota corporation and affiliate of the Advisor, which owns 20,000 shares for which it paid $200,000 ($10.00 per share).

Dividends

     We paid dividends for the prior fiscal years on our common stock as follows:


     For Quarter                Dollar Amount Distributed                  Annualized Yield Per $10
       Ended:                          Per Share:                             Share Represented:
                                2004                   2003                  2004               2003


     March 31st                $.1625                $.165625               6.50%              6.625%
      June 30th               $.153125                $.1625                6.125%              6.50%
   September 30th             $.165625               $.153125               6.625%             6.125%
    December 31st              $.1875                $.16875                7.50%               6.75%

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

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods in which we are selling shares by (i) collecting from borrowers an origination fee at the time a loan is made,
(ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our undeployed capital in Permitted Temporary Investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our Shareholders in periods of our business operations when capital is being raised through the sale of additional securities. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our Shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2004 we distributed substantially all of our taxable income to our Shareholders in the form of quarterly dividends.

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

Financial Condition

     Our total assets increased from $37,138,987 at December 31, 2003 to $43,054,734 at December 31, 2004 and increased from $29,235,738 at December 31, 2002 to $37,138,987 at December 31, 2003. The primary reason for the increase in total assets from December 31, 2002 through December 31, 2004 was a result of the sale and issuance of our common stock and investor saver certificates pursuant to our fourth and fifth public offerings, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity rose from $21,864,907 at December 31, 2003 to $22,716,922 at December 31, 2004 for
the same reasons. Our liabilities for both periods are largely comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. Our primary liability at December 31, 2004 and 2003 is our long term notes payable, which is $19,185,000 and $14,257,000 respectively.

Results of Operations

     Since our inception, we have experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarters ended September 30, 2003 and June 30, 2004. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on September 30, 2003 and June 30, 2004 was $.153125 representing an annualized yield of 6.125%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter and a corresponding high level of origination income earned during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under generally accepted accounting principles ("GAAP"). By way of further comparison, the dividend payment made to September 30, 2003 and June 30, 2004 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received from our fourth public offering of stock and investor saver certificates and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account at present yields is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans.

     Net income for our fiscal year ended December 31, 2004 was $1,598,200 on total revenues of $3,153,104 compared to $1,300,754 on total revenues of $2,459,254 for the year ended December 31, 2003. Interest income earned on the Company's portfolio of loans was $2,354,762 for the year ended December 31, 2004, compared to $1,906,051 for 2003. This increase was due to the fact that 24 new loans were originated in fiscal year ended December 31, 2004. Excluded from revenue for the year ended December 31, 2004 is $183,651 of origination income, or "points," we received. Recognition of origination income under "GAAP" must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to Shareholders of at least 90% of "Taxable Income," the dividends declared and paid to our Shareholders for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 included origination income even though it was not recognized in its entirety as income for the period under GAAP. Our operating expenses for our fiscal year ended December 31, 2004 were $625,375 compared to $466,362 for our fiscal year ended December 31, 2003.

     Our Board of Directors declared dividends of $.1625 for each share of record on March 31, 2004, $.153125 for each share held of record on June 30, 2004, $.165625 for each share held of record September 30, 2004 and $.1875 for each share held of record on December 31, 2004. Based on the four quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004, the dividends paid represented an 6.50%, 6.125%, 6.625% and 7.50 % annualized yield to shareholders, respectively, for an effective overall annual yield of 6.6875% in 2004. In 2004, and especially in the second quarter of 2004, our dividend yield was significantly lower than in prior periods. This decrease results in part from the large cash balances we received from our public offerings of common stock and investor saver certificates, which were held in money market instruments pending deployment in new loans. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than in prior periods. Dividend yields in 2004 were also largely influenced by the prepayment by churches of older higher interest rate loans in our portfolio, and the funding of numerous new loans at interest rates significantly lower than those funded in earlier years.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and auditing fees, communications costs with our Shareholders, and the expenses of our transfer agents and registrar.

     In addition, we are able to borrow funds in an amount up to 300% of shareholder equity in order to increase our lending capacity. We currently have a $2,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2005 we have no outstanding balance against our line of credit. This credit line is secured by the pledge of $2,401,000 in principal amount of our Church Bonds. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds under this line of credit is prime interest rate plus 1/2%). However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds. When we do carry on outstanding balance on this line of credit we plan to "pay-down" any future borrowings on our line of credit by (i) selling additional securities in our public offering and (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments. Increases or decreases in the prime lending rate as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     On October 7, 2004 the Securities and Exchange Commission declared effective our registration statement to sell to the public $23,000,000 of debt securities, which we call "Investor Saver Certificates." Our future capital needs are expected to be met by (i) our current and future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans; and
(iii) borrowing under our line of credit.

     We may incur indebtedness up to 300% of our shareholder equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines. The objective of our current offering of certificates is to raise intermediate term funds that we can deploy into new loans at rates that provide a positive spread. This additional loan development will further diversify our loan portfolio while generating origination income to the advantage to our shareholders. The cost of this capital is expected to be lower than if borrowed directly from banks at variable rates of interest.

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

     We have three first mortgage loans that are three or more payments in arrears. The first loan has an outstanding balance of approximately $401,152. The church has not made a mortgage payment since October 2003. We have engaged legal counsel to foreclose on the church's property. The second loan is a first mortgage loan with an outstanding balance of $339,095. The church has not made a mortgage payment since November 2003. We have engaged legal counsel and are currently foreclosing on the property. The third loan is a first mortgage loan with an outstanding balance of $403,378. The church missed five mortgage payments in 2003. We have reserved for this loan and are continuing to work with the church to bring their mortgage current.

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


Item 8.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.

          None

Item 8A. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of management, including its President and Chief Financial Officer, an independent director of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of American Church Mortgage Company concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b)  Changes in internal controls

     There were no significant changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

Not Applicable

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information set forth under the captions "Nominees," "How does the Board operate?" and "Section 16(a) beneficial ownership reporting compliance" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2005, to be filed with the Securities and Exchange Commission on or before April 15, 2005, is incorporated by this reference.

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

Item 10.  Executive Compensation

     The information set forth under the caption "How are directors compensated?" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2005, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2005, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Party Transactions" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2005, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13.       Exhibits

Exhibit        Title
No.

3.1 Amended and Restated Articles of Incorporation........................   3

3.2 Third Amended and Restated Bylaws.....................................   5

4.1 Specimen Common Stock Certificate.....................................   3

4.2 Trust Indenture between the Company and The Herring Nationl Bank......   5

10.1 Amended and Restated REIT Advisory Agreement Between the Company
     and Church Loan Advisory,Inc.........................................   4

10.2 Amendment No. 1 to Advisory Agreement Between the Company and
     Church Loan Advisors, Inc............................................   1

10.3 Line of Credit Agreement with Beacon Bank dated March 18, 2002.......   2

10.4 $2,000,000 Promissory Note and Combined Security Agreement
     between the Company and Beacon Bank dated March 18, 2002.............   2

10.5 Security Agreement between the Company and The Herring National
     Bank, as Trustee.....................................................   5

31.1 Certification Pursuant to Section 302 of Sarbanes Oxley Act of
     2002.................................................................   6

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted
     pursuant to Section 906 of the Sarbanes Oxley Act of 2002............   6


(1) Incorporated herein by reference to the Company's Registration Statement on Form S-11 filed June 29, 1999.
(2) Incorporated herein by reference to the Company's Registration Statement on Form S-11/A filed April 26, 2002.
(3) Incorporated herein by reference to the Company's Registration Statement on Form 8-A filed April 30, 1999.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-11 filed December 21, 2001.
(5) Incorporated herein by reference to th Company's Registration Statement on Form S-11/A filed September 28, 2004.
(6)  Filed herewith

Item 14. Principal Accountants Fees and Services

     Before the Independent Auditors are engaged by the Company to render audit or non-audit services, the engagement is approved by Mr. Philip J. Myers, President and a Directo of ours and a majority of our independent directors. Th Company does not have an audit committee.

Audit Fees

     The aggregate fees billed by the Company's principal accountant, Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's forms 10-QSB, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, were $41,518 and $31,328 in 2004 and 2003, respectively.

Audit-Related Fees

     Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards. There were no audit-related fees in 2004 or 2003.

Tax Preparation Fees

     Consists of fees for products and services othe than the services reported above. The tax preparation fees were $1,800 in 2004 and 2003.

All Other Fees

     There were no fees billed in 2004 or 2003 by th Company's principal accountant for products or services provided other than those included in the "Audit Fee" and "Tax Fees" above.

-------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 30, 2005
                                                By: /s/ Philip J. Myers
                                                    ---------------------------
                                                    Philip J. Myers, President,
                                                    Treasurer
                                                   (Chief Executive Officer and
                                                    Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Philip J. Myers                         Date:   03/30/05
----------------------------------                      ---------------
Philip J. Myers
President, Treasurer and Director

By: /s/ Dennis J. Doyle                         Date:   03/30/05
-----------------------------------                     --------------
Dennis J. Doyle, Director

By: /s/ Michael G. Holmquist                    Date:   03/30/05
-----------------------------------                     --------------
Michael G. Holmquist, Director

By: /s/ Robert O. Naegele, Jr.                  Date:   03/30/05
-----------------------------------                     --------------
Robert O. Naegele, Jr., Director

By: /s/ Kirbyjon H. Caldwell                    Date:   03/30/05
-----------------------------------                     --------------
Kirbyjon H. Caldwell, Director

                                                                    Exhibit 31.1


                             OFFICER'S CERTIFICATE

                            PURSUANT TO SECTION 302

I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

1. I have reviewed this form 10-KSB of th Company for the fiscal year ended December 31, 2004:

2. Based on my knowledge, this report doe not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements we made, not misleading with respect to the period covered by this report;

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

Dated: March 30, 2005
-------------------


                                                         By: /s/ Philip J. Myers
                                             -----------------------------------
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                            AS ADOPTED PURSUANT TO TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of America Church Mortgage Company (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

     2. The information contained in the Repor fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: March 30, 2005                           By: /s/ Philip J. Myers
       --------------                               -------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2004 and 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

     We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


                                   /s/ Boulay, Heutmaker & Zibell & Co. P.L.L.P.
                                            Certified Public Accountants

Minneapolis, Minnesota
February 24, 2005

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet




-----------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31
                 ASSETS                                                                   2004                  2003
-----------------------------------------------------------------------------------------------------------------------------
Current Assets
    Cash and equivalents                                                              $ 2,183,735         $  4,368,769
    Accounts receivable                                                                    59,844               61,423
    Interest receivable                                                                   139,809              135,648
    Current maturities of mortgage loans receivable, net of
          allowance of $70,000 and $52,111 at
          December 31, 2004 and 2003                                                      645,338              919,859
    Current maturities of bond portfolio                                                   50,000               54,000
                                                                                        ---------            ---------
            Total current assets                                                        3,078,776            5,539,699


Mortgage Loans Receivable, net of current maturities                                   30,630,292           25,383,192

Real-Estate Held for Sale                                                                 105,000              156,352

Deferred Investors Saver Certificates Offering Costs,
    net of accumulated amortization of $317,483 and
    $143,339 at December 31, 2004 and 2003                                                732,715              568,458

Bond Portfolio, net of current maturities                                               8,448,001            5,431,286


Other                                                                                      60,000               60,000
                                                                                       ----------          -----------

            Total assets                                                              $43,054,734          $37,138,987
                                                                                       ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2004                2003
-----------------------------------------------------------------------------------------------------------------------------
Current Liabilities
    Current maturities of investor saver certificates                                  $   1,321,000      $     684,000
    Accounts payable                                                                          23,278             17,296
    Loan proceeds payable                                                                     37,726
    Deferred income                                                                           37,479             31,630
    Dividends payable                                                                        478,420            411,481
                                                                                           ---------          ---------
            Total current liabilities                                                      1,897,903          1,144,407


Deferred Income, net of current maturities                                                   575,909            556,673


Investors Saver Certificates, Series A                                                    13,243,000         13,573,000
Investors Saver Certificates, Series B                                                     4,621,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,551,568 at December 31, 2004
            and 2,452,277 shares at December 31, 2003                                         25,516             24,523
    Additional paid-in capital                                                            23,416,468         22,471,234
    Accumulated deficit                                                                     (725,062)          (630,850)
                                                                                          ----------         -----------
            Total stockholders' equity                                                    22,716,922         21,864,907
                                                                                          ----------         ----------

            Total liabilities and equity                                                 $43,054,734        $37,138,987
                                                                                          ==========         ==========



Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations




-----------------------------------------------------------------------------------------------------------------------------
                                                                                             Years Ended December 31
                                                                                            2004               2003
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                                                                          $3,153,104         $2,459,254

Operating Expenses
  Other operating expenses                                                                  574,023            406,362
  Real-estate impairment loss                                                                51,352             60,000
                                                                                          ---------          ---------
     Total operating expenses                                                               625,375            466,362
                                                                                          ---------          ---------

Operating Income                                                                          2,527,729          1,992,892

Other Expense
    Interest expense                                                                        929,529            692,138

Income Taxes                                                                                  -                  -
                                                                                          ---------          ---------

Net Income                                                                               $1,598,200         $1,300,754
                                                                                          =========          =========

Basic and Diluted Income Per Common Share                                                $      .63         $      .55
                                                                                         ==========          =========

Weighted Average Common Shares Outstanding                                                2,522,852          2,345,604
                                                                                         ==========         ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Additional
                                                           Common Stock                  Paid-In           Accumulated
                                                         Shares      Amount              Capital             Deficit
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                             2,205,568     $22,056           $20,182,798       ($   407,543)

    Issuance of 263,292 shares of
        common stock, net of offering
        costs                                            263,292       2,633             2,439,755

    Redemption of 16,583 shares of
        common stock                                     (16,583)       (166)             (151,319)

    Net income                                                                                              1,300,754

    Dividends declared                                                                                     (1,524,061)
                                                       ---------      ------            ----------          ---------

Balance, December 31, 2003                             2,452,277      24,523            22,471,234           (630,850)

    Issuance of 108,935 shares of
         common stock, net of offering
         costs                                           108,935       1,089             1,027,285

    Redemption of 9,644 shares of
         common stock                                     (9,644)        (96)              (82,051)

    Net income                                                                                              1,598,200

    Dividends declared                                                                                     (1,692,412)
                                                      ---------       ------          ---------             ---------

Balance, December 31, 2004                            2,551,568      $25,516         $23,416,468          ($  725,062)
                                                      =========       ======          ==========            =========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31
                                                                                          2004                 2003
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                       $  1,598,200         $  1,300,754
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real-estate                                                     51,352               60,000
        Provision for losses on mortgage loans receivable                                  17,889              (60,000)
        Amortization of deferred bond offering costs                                      174,144              113,464
        Deferred income                                                                    25,085              223,334
        Change in assets and liabilities
            Accounts receivable                                                             1,579                2,179
            Interest receivable                                                            (4,161)             (41,263)
            Accounts payable                                                                5,982              (22,394)
                                                                                        ---------            ---------
            Net cash from operating activities                                          1,870,070            1,576,074

Cash Flows from Investing Activities
    Investment in mortgage loans receivable                                           (12,180,264)         (14,596,927)
    Collections of mortgage loans receivable                                            7,227,522            3,325,417
    Investment in bond portfolio                                                       (4,089,000)          (2,763,890)
    Proceeds from bond portfolio called/sold                                            1,076,285            1,635,241
                                                                                       ----------          -----------
            Net cash used for investing activities                                     (7,965,457)         (12,400,159)

Cash Flows from Financing Activities
    Proceeds from investor saver certificates                                           5,360,000            6,829,000
    Payments on investor saver certificate maturities                                    (432,000)                   0
    Proceeds from stock offering, net of offering costs                                 1,028,374            2,442,392
    Payments for deferred saver certificate offering costs                               (338,401)            (304,752)
    Stock redemptions                                                                     (82,147)            (151,485)
    Dividends paid                                                                     (1,625,473)          (1,474,521)
                                                                                        ---------            ---------
            Net cash from financing activities                                          3,910,353            7,340,634
                                                                                        ---------            ---------

Net Decrease in Cash and Equivalents                                                   (2,185,034)          (3,483,451)

Cash and Equivalents - Beginning of Year                                                4,368,769            7,852,220
                                                                                        ---------            ---------

Cash and Equivalents - End of Year                                                   $  2,183,735         $  4,368,769
                                                                                        =========            =========


                                                          - Continued -

Notes to Financial Statements are an integral part of this Statement.

                                              AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31
                                                                                         2004                   2003
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Financing and
    Investing Activities
    Offering costs reclassified and charged to additional
        paid-in capital                                                              $     10,557           $    49,478
                                                                                          =======               =======
    Dividends payable                                                                $    478,420           $   411,481
                                                                                          =======               =======
    Reclassification of mortgage receivable to
        real-estate held for sale                                                                           $   216,352
                                                                                                                =======

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                       $  929,529           $   692,138
                                                                                          =======               =======

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans, and the valuation of the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

Cash

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2004 and 2003, such investments were $1,409,532 and $361,055, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003




The Company classifies its bond portfolio as "available-for sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During 2004, the Company did not sell any of its bonds. During 2003, the Company sold $56,000 of its bonds below par (which was the Company's cost), to an affiliate of the Advisor (see Note 4). There were no losses on the sale of the bonds in 2003.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2004, the Company reserved $70,000 for three mortgage loans that are three or more mortgage payments in arrears, two of which are in the process of being foreclosed.

At December 31, 2003, the Company reserved $52,111 for three mortgage loans that are three or more mortgage payments in arrears. The total impaired loans, which are loans that have been foreclosed or are no longer performing, were $740,247 and $0 at December 31, 2004 and 2003, respectively.

Real-Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $105,000. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

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

                           December 31, 2004 and 2003

Revenue Recognition

Interest income on mortgage loans is recognized as earned. Interest income on the bond portfolio is recognized on the interest payable date.

Deferred income represents loan origination fees, which are recognized over the life of the loan as an adjustment to the yield on the loan.

Dividend Re-investment Plan

Dividends re-invested to purchase common stock were $231,140 and $266,850 for the years ended December 31, 2004 and 2003, respectively. The dividend re-investment plan was discontinued in 2004.

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

Newly Issued Pronouncements

The Company has considered the accounting pronouncements issued after December 2003 and has determined that none of these pronouncements will have a material impact on its financial statements.

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may at our complete discretion repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003




2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2004, the Company had first mortgage loans receivable totaling $31,345,630. The loans bear interest ranging from 6.75% to 12.00%. At December 31, 2003, the Company had first mortgage loans receivable totaling $26,355,162 that bore interest ranging from 6.00% to 12.00%.

The Company also had a portfolio of secured church bonds at December 31, 2004 and 2003, which are carried at cost plus amortized interest income. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 12.00%. The combined principal of $8,533,790 at December 31, 2004 is due at various maturity dates between May 1, 2005 and March 1, 2029. Five bond issues comprised 87% of the Company's bond portfolio at December 31, 2004. Six bond issues comprised 84% of the Company's bond portfolio at December 31, 2003.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2004, is as follows:

                                                                      Mortgage Loans       Bond Portfolio

           2005                                                     $     645,388            $     50,000
           2006                                                           754,591                  89,000
           2007                                                           814,841                 184,000
           2008                                                           890,969                  89,000
           2009                                                           924,912                  73,000
           Thereafter                                                  27,314,929               8,048,790
                                                                       ----------               ---------
                                                                       31,345,630               8,533,790
           Less loan loss reserves                                        (70,000)
           Less discount from par                                                                 (35,789)
                                                                     ------------             -----------

                       Totals                                         $31,275,630              $8,498,001
                                                                       ==========               =========

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003

3.  INVESTORS SAVER CERTIFICATES

Investors saver certificates (see Note 6) are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the investors saver certificates at December 31, 2004 is as follows:

                                                         Investor Saver
                                                          Certificates
                                                      --------------------

           2005                                        $     1,321,000
           2006                                              2,249,000
           2007                                              2,900,000
           2008                                              2,374,000
           2009                                              4,604,000
           Thereafter                                        5,737,000
                                                           -----------

                      Totals                               $19,185,000
                                                            ==========

Interest expense related to these Certificates for the years ended December 31, 2004 and 2003, respectively, is $929,529 and $692,138, and is included in other expenses.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $450,000 and $545,000 during 2004 and 2003, respectively.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6 for additional transactions.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003


5.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2004, the Company had pretax income of $1,598,200 and distributions to shareholders in the form of dividends during the tax year of $1,692,412. The expected tax expense to the Company, pre-dividends would have been $543,388. In 2003, the Company had pretax income subject to tax of $1,300,754 and distributions to shareholders in the form of dividends during the tax year of $1,524,061. The expected tax expense to the Company, pre-dividends, would have been $442,256 in 2003.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                       2004              2003
                                                       ----              ----

         Expected tax expense                        $543,388          $442,256
         Benefit of REIT distributions               (575,420)         (518,181)
         Valuation allowance                           32,032            75,925
                                                      -------           -------

                     Totals                          $    -            $   -
                                                      =======           =======


The components of deferred income taxes are as follows:

                                                       2004              2003
                                                       ----              ----

         Loan origination fees                      $208,552          $200,023
         Loan loss allowance                          23,800            17,718
         Real-estate impairment                       37,860            20,400
         Valuation allowance                        (210,212)         (178,141)
                                                     -------           -------

                                                   $  60,000         $  60,000
                                                     =======           =======

The total deferred tax assets are as follows:

                                                       2004              2003
                                                       ----              ----

         Deferred tax assets                       $270,212          $238,141
         Deferred tax asset valuation allowance    (210,212)         (178,141)
                                                    -------           -------

                     Net deferred tax asset        $ 60,000          $ 60,000
                                                    =======           =======

The change in the valuation allowance was $32,074 and $75,934 for 2004 and 2003, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003


6.  PUBLIC OFFERINGS OF THE COMPANY

In December 2001, the Company filed a Registration Statement with the Securities and Exchange Commission for a fourth public offering of its common stock and its first public offering of debt securities, which the Securities and Exchange Commission declared effective April 26, 2002. In May 2003, the Company extended the offering period to May 2004. The Company concluded its fourth public offering on April 30, 2004. The Company offered 1,500,000 shares of its common stock at a price of $10 per share and $15,000,000 principal amount of its Series A investor saver certificates. Certificates may be purchased in any multiple of $1,000. The offering was underwritten by an underwriter (an affiliate of the Advisor) on a Abest efforts@ basis, and no minimum sale of stock or certificates was required. As of December 31, 2004 and 2003, respectively, the Company sold 763,471 and 671,450 shares of common stock and $15,000,000 and $14,257,000 of its Series A investor saver certificates.

The Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities. The Company is offering $23,000,000 principal amount of Series B secured investor certificates. This offering became effective on October 7, 2004. As of December 31, 2004, the Company has sold $4,621,000 of its Series B investor saver certificates. The terms of the Series A and Series B public offerings of debt securities are essentially identical, differing only in maturity dates of the certificates and the interest rates paid on them.

Pursuant to the terms of the Underwriting Agreement, the Company incurred expense to the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $286,988 and $449,154 during 2004 and 2003, respectively, in connection with these public offerings.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2004 and 2003:

                                                                2004                                 2003
                                                    Carrying             Fair             Carrying            Fair
                                                     Amount              Value             Amount             Value
                                                   --------------------------------------------------------------------

      Cash and equivalents                        $  2,183,735       $  2,183,735      $  4,368,769       $  4,368,769
      Accounts receivable                               59,844             59,844            61,423             61,423
      Interest receivable                              139,809            139,809           135,648            135,648
      Mortgage loans receivable                     31,275,630         31,275,630        26,303,051         26,303,051
      Bond portfolio                                 8,498,001          8,498,001         5,485,286          5,485,286
      Investors saver certificates                  19,185,000         19,185,000        14,257,000         14,257,000

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2004 and 2003


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

8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2005. Interest is charged at 1/2% over the prime rate totaling 5.75% and 4.50% at December 31, 2004 and 2003, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at December 31, 2004 and 2003. There was no interest expense related to the line of credit for December 31, 2004 and 2003, respectively.