Form 10QSB
period 2005-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2005-05-13
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended March 31, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No __

The number of shares outstanding of the Registrant's stock as of April 30, 2005 was:

                  2,551,568 Shares of Common Stock Outstanding

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                Page
                                                                            No.



                                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 2005 and December 31, 2004.........3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2005 and 2004.........4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2005 and 2004................5

                  Statement of Shareholders' Equity...........................6

                  Notes to Financial Statements ..............................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................11

Item 3.  Controls and Procedures..............................................13


                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K ....................................14

                  Signatures..................................................14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      March 31,             December 31,
                                                                       2005                    2004
                                                                     ---------             -----------
                                                                    (Unaudited)              (Audited)

Assets:

 Current Assets
     Cash and Cash Equivalents..............................      $     694,946            $    2,183,735
     Current Maturities of Loans Receivable.................            660,706                   645,338
     Current Maturities of Bonds Receivable.................            223,000                    50,000
     Accounts Receivable....................................             79,012                    59,844
     Interest Receivable....................................            145,000                   139,809
     Prepaid Expenses.......................................             14,078                       -0-
                                                                     ----------                ----------
         Total current assets:                                        1,816,742                 3,078,726

     Loans Receivable, Net of Current Maturities & Reserves          32,096,164                30,630,292
     Real Estate Held for Sale..............................            105,000                   105,000
     Deferred Investor Saver Certificate Offering Costs.....            745,106                   732,715
     Bond Portfolio, Net of Current Maturities..............          9,182,883                 8,448,001
     Other..................................................             60,000                    60,000
                                                                     ----------                ----------

         Total Assets:                                             $ 44,005,895              $ 43,054,734
                                                                     ==========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Current Maturities of Investor Saver Certificates            $   1,388,000              $  1,321,000
     Accounts Payable.......................................             24,902                    23,278
     Management Fee Payable.................................             34,240                      -0-
     Loan Proceeds Payable..................................               -0-                     37,726
     Deferred Income........................................             32,548                    37,479
     Dividends Payable......................................            446,525                   478,420
                                                                     ----------                ----------
         Total Current Liabilities:.........................          1,926,215                 1,897,903

     Deferred Income, Net of Current Maturities.............            596,345                   575,909

     Investor Saver Certificates, Series A..................         13,072,000                13,243,000
     Investor Saver Certificates, Series B..................          5,758,000                 4,621,000

     Shareholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,551,568
          as of March 31, 2005 and December 31, 2004.......             .25,516                    25,516
     Additional Paid in Capital.............................         23,416,468                23,416,468
     Accumulated Deficit....................................           (788,649)                 (725,062)
                                                                    -----------               -----------
         Total Shareholders' Equity:                                 22,653,335                22,716,922
                                                                     ----------                ----------
         Total Liabilities and Shareholders' Equity                $ 44,005,895              $ 43,054,734
                                                                     ==========                ==========



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                Three Months Ended
                                                              March 31,        March 31,
                                                                2005             2004
                                                               -----            -----

Revenues

     Interest Income Loans...........................      $   695,480     $    558,199
     Interest Income Other...........................          173,608          131,636
     Capital Gains Realized..........................              894            2,087
     Origination Income..............................           27,143           50,819
                                                              --------         --------
         Total Revenues:                                       897,125          742,741

Expenses

     Professional Fees...............................           12,424            7,026
     Director Fees...................................            1,200            1,400
     Interest Expense................................          297,937          216,669
     Advisory Fees...................................          100,708           18,692
     Provision for Loan Loss Reserves................           39,439           32,889
     Other...........................................           62,479           96,237
                                                              --------         --------
         Total Expenses:                                       514,187          372,913

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        ---------

Net Income ..........................................      $   382,938      $    369,828
                                                               =======           =======

Income Per Common Share (Basic and diluted)..........  $           .15  $            .15

Weighted Average Common Shares
      Outstanding....................................        2,551,568         2,477,148

Dividends Declared...................................      $   446,525      $    403,533

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                              For the Three                  For the Three
                                                               Months Ended                   Months Ended
                                                                 March 31,                      March 31,
                                                                   2005                            2004
                                                                   ----                            ----

Cash Flows From Operating Activities

Net Income                                                   $     382,938               $       369,828
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Impairment loss on real estate                                        -0-                         36,352
Provision for losses on mortgage loans receivable                   39,439                       (32,889)
Amortization of deferred saver certificate offering costs           43,496                        42,072
Deferred income                                                     15,505                       (37,053)
 Change in assets and liabilities:
     Accounts receivable                                          (19,168)                       (14,201)
     Interest receivable                                           (5,191)                        11,826
     Accounts payable                                              35,864                         71,205
     Loan proceeds payable                                        (37,726)                           -0-
     Prepaid expenses                                             (14,078)                       (15,470)
                                                                  -------                        -------
         Net cash from operating activities                       441,079                        431,670

Cash Flows From Investing Activities

     Investment in mortgage loans                               (2,437,000)                     (275,000)
     Collections of mortgage loans                                 916,321                     1,792,533
     Investment in bonds                                          (907,882)                   (2,598,000)
     Proceeds from bond portfolio                                      -0-                       835,605
                                                                 ---------                     ---------
         Net cash used for investing activities                 (2,428,561)                     (244,862)

Cash Flows From Financing Activities

     Proceeds from investor saver certificates                   1,137,000                       739,000
     Payments on investor saver certificate maturities            (104,000)                          -0-
     Proceeds from stock offering, net of offering costs              -0-                        576,534
     Payments for deferred saver certificate offering costs        (55,887)                      (29,560)
     Stock redemptions                                                -0-                        (33,744)
     Dividends paid                                               (478,420)                     (411,481)
                                                                 ---------                     ---------
         Net cash from financing activities                        498,693                       840,749

     Net increase (decrease) in cash                            (1,488,789)                    1,027,557

Cash and Cash Equivalents

     Beginning of period                                        $2,183,735                    $4,368,769
                                                                 ---------                     ---------

     End of period                                              $  694,946                    $5,396,326
                                                                   =======                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                            $  446,525                    $  403,533
                                                                   =======                       =======

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                             Additional
                                                   Common Stock                Paid-In             Accumulated
                                             Shares            Amount          Capital                Deficit

Balance, December 31, 2004                  2,551,568       $    25,516     $ 23,416,468          $  (725,062)

     Net Income                                                                                       382,938

     Dividends declared                                                                              (446,525)
                                        ================   ===========    ==================         =========

Balance, March 31, 2005 (unaudited)         2,551,568          $ 25,516     $ 23,416,468           $ (788,649)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2005
-------------------------------------------------------------------------------

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

The unaudited financial statements of the Company should be read in conjunction with its December 31, 2004 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At March 31, 2005, such investments were $193,732. At December 31, 2004, such investments were $1,409,532. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the three month period ended March 31, 2005, the Company bought $907,000 of bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2004, the Company reserved $70,000 for three mortgage loans that are three or more mortgage payments in arrears, two of which are in the process of being foreclosed. At March 31, 2005, the Company reserved $109,439 for three mortgage loans totaling approximately $1,200,000 which are three or more payments in arrears, two of which are in the process of being foreclosed.

Real Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $105,000 at March 31, 2005. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received. Deferred investors saver certificate costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

Revenue Recognition

Interest income on mortgage loans and the bond portfolio is recognized as earned.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2005, the Company had mortgage loans receivable totaling $32,866,309. The loans bear interest ranging from 6.75% to 11.25%. The Company also had a portfolio of secured church bonds at March 31, 2005 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 12.00%. The combined principal of $9,440,790 at March 31, 2005 is due at various maturity dates between May 1, 2005 and December 15, 2029.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2005 is as follows:

                                                         Mortgage Loans          Bond Portfolio

         2005                                              $     660,706          $    223,000
         2006                                                    795,828                89,000
         2007                                                    845,278               194,000
         2008                                                    909,772                89,000
         2009                                                    952,469                73,000
     Thereafter                                               28,702,256             8,772,790
                                                              ----------            ----------
                                                              32,866,309             9,440,790

     Less loan loss reserve                                     (109,439)
     Less discounts from par                                                           (34,907)
                                                              -----------            ---------

            Totals                                            $32,756,870           $9,405,883
                                                               ==========            =========

3.  INVESTORS SAVER CERTIFICATES

Investors   savers   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the investors saver certificates at March 31, 2005 is as follows:

                                                                          Investor Saver
                                                                           Certificates

         2005                                                           $    1,388,000
         2006                                                                2,249,000
         2007                                                                2,989,000
         2008                                                                2,374,000
         2009                                                                4,604,000
         Thereafter                                                          6,614,000
                                                                             ---------

                                                                           $20,218,000

Interest expense related to these certificates for the three months ended March 31, 2005 was $297,937.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory managementfees totaling $100,708 for the three month period ended March 31, 2005. The Company and the Advisor each received $42,648 in origination fees for the three month period ended March 31, 2005. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004.

The Company is offering $23,000,000 principal amount of its Series B investor saver certificates. Certificates may be purchased in any multiple of $1,000. We have sold $5,758,000 of investor saver certificates as of March 31, 2005.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                           March 31, 2005                  December 31, 2004
                                      --------------------------        ------------------------
                                         Carrying          Fair          Carrying         Fair
                                          Amount           Value          Amount          Value
                                        ----------        -------        ---------     ---------

     Cash and equivalents             $    694,946    $   694,946      $ 2,183,735   $ 2,183,735
     Accounts receivable                    79,012         79,012           59,844        59,844
     Interest receivable                   145,000        145,000          139,809       139,809
     Mortgage loans receivable          32,756,870     32,756,870       31,275,630    31,275,630
     Bond portfolio                      9,405,883      9,405,883        8,498,001     8,498,001
     Investor saver certificates        20,218,000     20,218,000       19,185,000    19,185,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2005. Interest is charged at 1/2% over the prime rate totaling 6.25% at March 31, 2005. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at March 31, 2005. There was no interest expense related to the line of credit for March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

     We currently have seventy-seven first mortgage loans aggregating $34,575,464 in original principal amount, one second mortgage loan of $100,000 in principal amount and $9,440,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of debt in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iv) borrowed funds.

Results of Operations

     During the three month periods ended March 31, 2005 and 2004, our total assets increased by $951,161 and $1,274,290 respectively due primarily to the funding of new loans and sales of our investor saver certificates. Current liabilities increased by $28,312 and $257,857 for the three month periods ended March 31, 2005 and 2004 respectively due to increased accounts payable and current maturities of investor saver certificates. Non-current liabilities increased by $986,436 and $507,347 for the three-month periods ended March 31, 2005 and 2004 respectively due primarily to sales of investor saver certificates. All loans we have made range in interest rate charged to the borrowers from 6.75% to 11.25%. As of March 31, 2005, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.66%. The Company's portfolio of bonds has an average current yield of 7.49%.

     Net income for the Company's three month periods ended March 31, 2005 and 2004 was $382,938 and $369,828 on total revenues of $897,125 and $742,741.
Interest income earned on our portfolio of loans was $695,480 and $558,199 for the three month periods ended March 31, 2005 and 2004. The increase was due to the funding of additional mortgage loans. Interest expense was $297,937 and $216,669 for the three month periods ended March 31, 2005 and 2004. The increase was due to the sale of additional investor saver certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended March 31, 2005 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of March 31, 2005 and 2004, we had origination income of $42,648 and $11,011 during the first three months of the fiscal year.

     Our Board of Directors declared dividends of $.175 for each share held of record on March 31, 2005. The dividend, which was paid April 30, 2005 represents a 7.00% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the three month period ended March 31, 2005 are primarily comprised of dividends declared as of March 31, 2005 but not yet paid, accounts payable and our investor saver certificates.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non- profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, and interest payments on investor saver certificates.

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

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 6.25% at March 31, 2005. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of March 31, 2005. During the three month period ended March 31, 2005 we had no interest expense relating to this line of credit.

     For the period ended March 31, 2005 cash from operating activities increased to $441,079 from $431,670 from the comparative period ended March 31, 2004, primarily due to an increase in deferred income and provisions for losses on mortgage loans receivable.

     For the period ended March 31, 2005 cash used for investing activities increased to $2,428,561 from $244,862 from the comparative period ended March 31, 2004, primarily due to an increase in investments in bonds and mortgage loans and a decrease in collections on mortgage loans.

     For the period ended March 31, 2005 cash from financing activities decreased to $498,693 from $840,749 from the comparative period ended March 31, 2004, primarily due to an increase in payments on investor saver certificate maturities and a decrease in proceeds from stock offering.

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

     We estimate the fair value of our mortgage loans receivable and bond portfolio by reducing amounts reserved againstthe loan from the outstanding principal amount of the loan. We do consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan or bond in estimating fair value.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2005. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5.  Other Matters

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              Exhibit
              Number         Title of Document

              31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K

     The Company did not file any current reports during the three months ended March 31, 2005.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    May 13, 2005


                                  AMERICAN CHURCH MORTGAGE COMPANY



                                  By:    /s/ Philip J. Myers
                                        ------------------------------------
                                             Philip J. Myers
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

     1. I have reviewed this quarterly form 10-QSB of the Company for the period ended March 31, 2005.

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

         Dated:      May 13, 2005

                                                  By: /s/ Philip J. Myers
                                                -------------------------------
                                                  Chief Executive Officer and
                                                  Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operation of the Company.



Dated:      May 13, 2005                         By:    /s/ Philip J. Myers
          -----------------                          --------------------------
                                                    Chief Executive Officer and
                                                      Chief Financial Officer


































file:i:\form10qks\10q1st05.wpd