Form 10QSB
period 2005-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2005-08-12
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended June 30, 2005

                                       or

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the Transition Period from ------------to------------


--------------------------------------------------------------------------------


                        Commission File Number 000-25919

                        American Church Mortgage Company

Incorporated  Under  the  Laws  of  the  State  of  Minnesota  I.R.S.   Employer
Identification No. 41-1793975

                            10237 Yellow Circle Drive
                              Minnetonka, MN 55343
                            Telephone: (952) 945-9455

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's stock as of July 31, 2005 was:

                  2,551,568 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                         AMERICAN CHURCH MORTGAGE COMPANY



                                                 INDEX                      Page
                                                                             No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 2005 and December 31, 2004..........3

                  Statements of Operations
                    Six Month Periods Ending June 30, 2005 and 2004...........4
                    Interim Three Month Periods Ending
                           June 30, 2005 and 2004.............................4

                  Statements of Cash Flows
                    Six Months Ended June 30, 2005 and 2004...................5

                  Statement of Stockholder's Equity
                    Six Months Ended June 30, 2005 ...........................6

                  Notes to Financial Statements ..............................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................11

Item 3.  Controls and Procedures.............................................13

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 6.  Exhibits and Reports on Form 8-K ...................................14

                  Signatures.................................................15

Item 1. FINANCIAL STATEMENTS:

AMERICAN CHURCH MORTGAGE COMPANY
-------------------------------------------------------------------------------
BALANCE SHEETS


                                                                      June 30,             December 31,
                                                                       2005                   2004
                                                                   ------------           ---------------
                                                                     (Unaudited)             (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $    1,442,982           $     2,183,735
     Current Maturities of Loans Receivable.................            578,124                   645,338
     Current Maturities of Bonds Receivable.................             80,000                    50,000
     Accounts Receivable....................................            127,017                    59,844
     Interest Receivable....................................            146,894                   139,809
     Prepaid Expenses.......................................              9,386                     -0-
                                                                   ------------            --------------
         Total Current Assets:                                        2,384,403                 3,078,726

     Loans Receivable, Net of Current Maturities & Reserves          32,335,328                30,630,292
     Real Estate Held for Sale..............................            444,095                   105,000
     Deferred Secured Investor Certificate Offering Costs...            767,221                   732,715
     Bond Portfolio, Net of Current Maturities..............          9,558,384                 8,448,001
     Other..................................................             60,000                    60,000
                                                                     ----------                ----------

         Total Assets:                                             $ 45,549,431              $ 43,054,734
                                                                     ==========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Current Maturities of Secured Investor Certificates....      $   1,698,000             $   1,321,000
     Accounts Payable.......................................            238,896                    23,278
     Loan Proceeds Payable..................................             31,610                    37,726
     Deferred Income........................................             30,992                    37,479
     Dividends Payable......................................            414,631                   478,420
                                                                      ---------                 ---------
         Total Current Liabilities:.........................          2,414,129                 1,897,903

     Deferred Income, Net of Current Maturities.............            588,220                   575,909

     Secured Investor Certificates, Series A................         12,452,000                13,243,000
     Secured Investor Certificates, Series B................          7,477,000                 4,621,000

     Shareholder's Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,551,568
          as of June 30, 2005 and December 31, 2004.........             25,516                    25,516
     Additional Paid in Capital.............................         23,416,468                23,416,468
     Accumulated Deficit....................................           (823,902)                 (725,062)
                                                                     ----------                ----------
         Total Shareholder's Equity:                                 22,618,082                22,716,922
                                                                     ----------                ----------
                                                                   $ 45,549,431              $ 43,054,734
                                                                    ===========                ==========

Notes to Financial Statements are an integral part of this Statement.





AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                                                                 Six Months Ended                   Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               2005              2004              2005            2004
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................       $1,408,367       $1,140,388         $ 712,887        $ 582,190
     Interest Income Other...........................          363,069          283,287           189,460          151,651
     Capital Gains Realized..........................            4,719            3,061             3,825              973
     Origination Income..............................           57,613           86,491            30,470           35,672
                                                             ---------        ---------           -------         --------
         Total Revenues:                                     1,833,768        1,513,227           936,642          770,486

Expenses
     Professional fees...............................           20,661           26,828             8,237           19,802
     Director fees...................................            2,800            2,800             1,600            1,400
     Interest Expense................................          622,203          437,725           324,266          221,055
     Advisory Fees...................................          203,897          101,673           103,189           82,981
     Provision for loan loss reserves................           85,218           32,889            45,779            - 0-
     Real estate impairment reserve..................           - 0 -            36,352             - 0 -            - 0 -
     Amortization offering expenses..................           89,171           85,244            45,675           43,173
     Other...........................................           47,502           44,063            28,518           26,250
                                                              --------          -------          --------         --------
         Total Expenses:                                     1,071,452          767,574           557,267          394,661
                                                             ---------          -------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                              --------          -------          --------          -------

Net Income...........................................       $  762,316      $   745,653         $ 379,378        $ 375,825
                                                               =======          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .30            $ .30             $ .15            $ .15

Weighted Average Common Shares
     Outstanding.....................................        2,551,568        2,503,080         2,551,568        2,538,295


Dividends Declared...................................      $   861,156      $   791,788         $ 414,631       $  388,255

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                             For the Six                   For the Six
                                                             Months Ended                  Months Ended
                                                               June 30,                       June 30,
                                                                2005                           2004
                                                        -------------------          --------------------

Cash Flows From Operating Activities

Net Income                                                   $     762,316                 $     745,653
Adjustments to reconcile net income to net cash
 from operating activities:
Impairment loss on real estate                                        -0-                         36,352
Provision for losses on mortgage loans receivable                   85,218                        32,889
Amortization of deferred secured certificate offering costs         89,171                        85,244
Deferred income                                                      5,824                       (42,500)
  Change in assets and liabilities:
     Accounts receivable                                           (67,173)                       (5,638)
     Interest receivable                                            (7,085)                        1,573
     Accounts payable                                               (8,382)                       28,835
     Loan proceeds payable                                          (6,116)                         -0-
     Prepaid expenses                                               (9,386)                      (11,001)
                                                                  ---------                      --------
         Net cash from operating activities                        844,387                       871,407

Cash Flows From Investing Activities

     Investment in mortgage loans                               (4,679,510)                   (3,900,000)
     Collections of mortgage loans                               2,617,375                     2,573,169
     Investment in bonds                                        (1,095,000)                   (3,193,000)
     Proceeds from bond portfolio                                  178,617                     1,001,242
                                                                ----------                     ----------
         Net cash used for investing activities                 (2,978,518)                   (3,518,589)

Cash Flows From Financing Activities

     Proceeds from secured investor certificates                 2,856,000                       615,000
     Payments on secured investor certificate maturities          (414,000)                         -0-
     Proceeds from stock offering, net of offering costs              -0-                        932,661
     Payments for deferred secured certificate offering costs     (123,677)                      (47,774)
     Stock redemptions                                                -0-                        (81,103)
     Dividends paid                                               (924,945)                     (815,014)
                                                                 ---------                      --------
         Net cash from financing activities                      1,393,378                       603,770
                                                                 ---------                       -------

     Net decrease in cash                                         (740,753)                   (2,043,412)

Cash and Cash Equivalents

     Beginning of period                                         2,183,735                     4,368,769
                                                                ----------                     ---------

     End of period                                           $   1,442,982                   $ 2,325,357
                                                                 =========                     =========
Supplemental Schedule of Noncash
 Investing and Financing Activities:


Dividends declared but not paid                              $    414,631                    $   388,255
Bonds purchased in accounts payable                          $    224,000                    $       -0-
Mortgage loans reclassified to real estate held for sale     $    339,095                    $       -0-

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------



                                                                                  Additional
                                                   Common Stock                    Paid-In                 Accumulated
                                             Shares            Amount               Capital                  Deficit
                                             ------            ------              ----------              ------------

Balance, December 31, 2004                  2,551,568         $ 25,516           $ 23,416,468            $    (725,062)

     Net Income                                                                                                762,316

     Dividends declared                                                                                       (861,156)
                                           ---------           -------             ----------                ----------

Balance, June 30, 2005     (unaudited)     2,551,568          $ 25,516           $ 23,416,468             $   (823,902)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2005
-------------------------------------------------------------------------------

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

The unaudited condensed financial statements of American Church Mortgage Company ("the Company") should be read in conjunction with its December 31, 2004 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994 and operates as a Real Estate Investment Trust ("REIT"). The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At June 30, 2005, such investments were $1,126,660. At December 31, 2004, such investments were $1,409,532. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value. During the six month period ended June 30, 2005, the Company bought $1,319,000 bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At

December 31, 2004, the Company reserved $70,000 for three mortgage loans that are three or more mortgage payments in arrears, two of which are in the process of being foreclosed. At June 30, 2005, the Company had reserved an aggregate of $155,218 for twelve mortgage loans, five of which are three or more payments in arrears. Of those five loans, one loan in the amount of $400,000 is considered impaired and is in the process of being foreclosed.

Real Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $105,000 at June 30, 2005. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas valued at $339,095 at June 30, 2005. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and has taken possession of the church and is in the process of listing the property for sale through a local realtor.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received. Deferred secured investors certificate costs are amortized over the term of the certificates using the straight line method.

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

The Company operates as and has elected to be taxed as a Real Estate Investment Trust ("REIT"). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its shareholders if the Company meets all of the requirements under the REIT provisions of the Internal Revenue Code.

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share.

Newly Issued Pronouncements

The Company has considered the accounting pronouncements issued after December 2004 and has determined that none of these pronouncements will have a material impact on its financial statements.

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may at our complete discretion repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price Church Loan Advisors, Inc., the "Advisor" to the Company, deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans. For the six-month period ended June 30, 2005, we did not repurchase any shares.

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2005, the Company had mortgage loans receivable totaling $33,068,670. The loans bear interest ranging from 6.75% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2005 which are carried at cost plus amortized interest income, which approximates fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 11.20%. The principal of $9,654,790 at June 30, 2005 is due at various maturity dates between November 1, 2005 and December 15, 2029.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2005 is as follows:

                                                            Mortgage Loans          Bond Portfolio

         2005                                              $     578,124         $      80,000
         2006                                                    757,966                48,000
         2007                                                    828,238               184,000
         2008                                                    891,072                89,000
         2009                                                    931,946                73,000
     Thereafter                                               29,081,324             9,180,790
                                                              ----------             ---------
                                                              33,068,670             9,654,790
     Less loan loss reserves                                    (155,218)
     Less discounts from par                                                           (16,406)

            Totals                                           $32,913,452            $9,638,384

                                                              ==========             =========


3.  SECURED INVESTOR CERTIFICATES

Secured   Investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at June 30, 2005 is as follows:

                                                         Secured Investor
                                                         Certificates

         2005                                                $  1,698,000
         2006                                                   1,344,000
         2007                                                   3,105,000
         2008                                                   2,485,000
         2009                                                   4,631,000
         Thereafter                                             8,364,000
                                                                ---------

                                                              $21,627,000

Interest expense related to these certificates for the six months ended June 30, 2005 was $622,203.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., a Minnesota corporation (the "Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management fees totaling $203,897 for the six month period ended June 30, 2005. The Company and the Advisor each received $63,437 in origination fees for the six month period ended June 30, 2005. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004.

The Company is offering $23,000,000 principal amount of its Series B secured investor certificates. Certificates may be purchased in any multiple of $1,000. We have sold $7,477,000 of Series B secured investor certificates as of June 30, 2005.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                            June 30, 2005                   December 31, 2004
                                      -------------------------        ---------------------------
                                        Carrying          Fair           Carrying         Fair
                                         Amount          Value            Amount          Value
                                      ----------     ----------         ---------      ----------

     Cash and equivalents         $    1,442,982$     1,442,982   $     2,183,735   $  2,183,735
     Accounts receivable                 127,017        127,017            59,844         59,844
     Interest receivable                 146,894        146,894           139,809        139,809
     Mortgage loans receivable        32,913,452     32,913,452        31,275,630     31,275,630
     Bond portfolio                    9,638,384      9,638,384         8,498,001      8,498,001
     Secured Investor certificates    21,627,000     21,627,000        19,185,000     19,185,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2005. Interest is charged at 1/2% over the prime rate totaling 6.75% at June 30, 2005. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at June 30, 2005. There was no interest expense related to the line of credit during the six-month period ended June 30, 2005.

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

     We have completed four public offerings of common stock. The Company is currently offering $23,000,000 principal amount of Series "B" secured investor certificates. This offering became effective on October 7, 2004 and $7,477,000 was sold through June 30, 2005.

     We currently have seventy-nine first mortgage loans aggregating $34,917,879 in original principal amount, one second mortgage loan of $100,000 in principal amount and $9,654,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of securities in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

During the six-month periods ended June 30, 2005 and 2004, our total assets increased by $2,494,697 and $1,383,532 respectively due primarily to sales of our secured investor certificates and also sales of stock in 2004. Current liabilities increased by $516,226 and $275,372 for the six-month periods ended June 30, 2005 and 2004 respectively due to an increase in current maturities and mortgage loan commitments respectively. Non-current liabilities increased by $2,077,311 and $302,737 for the six-month periods ended June 30, 2005 and 2004 respectively due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 6.75% to 12.00%. As of June 30, 2005, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.74%. The Company's portfolio of bonds has an average current yield of 7.59%.

     Net income for the Company's six-month periods ended June 30, 2005 and 2004 was $762,316 and $745,653 on total revenues of $1,833,768 and $1,513,227 respectively. Interest income earned on our portfolio of loans was $1,408,367 and $1,140,388 for the six-month periods ended June 30, 2005 and 2004 respectively. The increase was due to the funding of additional mortgage loans and purchase of first mortgage bonds. Interest expense was $622,203 and $437,725 for the six-month periods ended June 30, 2005 and 2004 respectively. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended June 30, 2005 may include loan origination income even though it is not recognized in its entirety for the period in which received under GAAP. As of June 30, 2005 and 2004, we had origination revenue of $63,437 and $43,991 during the six months ended June 30, 2005 and 2004, respectively. Net income for the Company's three-month periods ended June 30, 2005 and 2004 was $379,378 and $375,825 on total revenues of $936,642 and $770,486 respectively. Interest income earned on our portfolio of loans and bonds was $712,887 and $582,190 for the three-month periods ended June 30, 2005 and 2004 respectively. The increase was due to the funding of additional mortgage loans and purchase of additional mortgage bonds issued by churches. Interest expense was $324,266 and $221,055 for the three-month periods ended June 30, 2005 and 2004 respectively. The increase was due to the sale of additional secured investor certificates.

     Our Board of Directors declared dividends of $.1625 for each share held of record on June 30, 2005. The dividend, which was paid July 29, 2005 represents a 6.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the six-month period ended June 30, 2005 are primarily comprised of dividends declared as of June 30, 2005 but not yet paid, accounts payable and our secured investor certificates.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the securities, and (ii) implementation of our business plan of making mortgage loans to churches and other non- profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, and interest payments on secured investor certificates.

     Our future capital needs are expected to be met by (i) additional sale of our shares and issuance of debt securities to the public (ii) prepayment, repayment at maturity and renewal of mortgage loans we make, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock and issuance of debt securities, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes or that acceptable mortgage and bond investments will be available.

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 6.75% at June 30, 2005. The line of credit is collateralized by the mortgage secured bonds we own. We had no outstanding balance on our line of credit as of June 30, 2005. During the six-month period ended June 30, 2005 we had no interest expense relating to this line of credit.

     For the period ended June 30, 2005 cash from operating activities decreased to $844,387 from $871,407 from the comparative period ended June 30, 2004, primarily due to an increase in accounts receivable.

     For the period ended June 30, 2005 cash used for investing activities decreased to $2,978,518 from $3,518,589 from the comparative period ended June 30, 2004, primarily due to a decrease in investments in bonds.

     For the period ended June 30, 2005 cash from financing activities increased to $1,393,378 from $603,770 from the comparative period ended June 30, 2004, primarily due to an increase in sales of our secured investor certificates.

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

     The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our financial instruments and the loan loss reserve involves a high degree of judgment.

     We estimate the fair value of our mortgage loans receivable by reducing amounts reserved against the loan from the outstanding principal amount of the loan. We do not consider the availability of a market for a loan in estimating fair value. We believe that the 10-year Treasury Bond yield is a benchmark by which to value our bond portfolio, since there is no active secondary market for church bonds. We have determined that if the average rate of return on our bond portfolio is 300 basis points (3.00%) over the 10-year Treasury Bond yield, then the fair market value of our bond portfolio approximates cost. The 10-year Treasury Bond yield as of June 30, 2005 was 3.94%, while our bond portfolio yielded 7.59%. We do not consider the availability of a market for a loan in estimating fair value.

     Our loan loss policy results in reserves based on a percentage of the principal amount outstanding on a loan if cumulative interruptions occur in the normal payment schedule of a loan. The amount reserved under our loan loss policy ranges from 1% to 5% of the outstanding principal amount of the loan, depending on the number of payments that are delinquent. Our advisor reviews the amount reserved on payments that are in arrears on an ongoing basis and may increase the amount reserved if the advisor determines that the amount reserved does not adequately reflect the amount that is in doubt of being collected.

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2005. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Our annual meeting of shareholders was held on May 27, 2005. We requested all our shareholders to vote on:

     (i) the re-election of our board of directors until the next annual election and until their successors are duly elected and qualified.

     (ii) to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P as our independent auditors for the year ending December 31, 2005.

     All of our directors were re-elected and Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent auditors for the year ending December 31, 2005. There were no broker non-votes in either of the proposals.


Final Proxy Votes for Annual Meeting Held Friday, May 27, 2005

Proposal #1    Election of Directors
                                         For    Percentage   Withheld   Percentage     Total Shares Voted
               Philip J. Myers        1,380,694   54.11%      26,532       1.04%            1,407,226
               Kirbyjon H. Caldwell   1,386,074   54.32%      21,152       0.83%            1,407,226
               Robert O. Naegele, Jr. 1,386,074   54.32%      21,152       0.83%            1,407,226
               Dennis J. Doyle        1,386,274   54.33%      20,952       0.82%            1,407,226
               Michael G. Holmquist   1,386,274   54.33%      20,952       0.82%            1,407,226

Proposal #2 Proposal to ratify the  appointment of Boulay,  Heutmaker,  Zibell &
     Co., P.L.L.P.  as the Independent  Auditors of the Corporation for the Year
     Ended December 31, 2005

   For    Percentage    Against   Percentage     Abstain  Percentage
1,378,018   54.01%       2,000       0.08%       27,208       1.07%                         1,407,226

               Percentage that voted:          55.15%
               Outstanding voteable shares:    2,551,568


Item 6.  Exhibits

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

         Dated:    August 11, 2005


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

                                                                    Exhibit 31.1


                                               OFFICER'S CERTIFICATE

                                              PURSUANT TO SECTION 302

I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company for the period ended June 30, 2005.

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

          3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for, the periods presented in this report:

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the Company and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared:

               (b) Omitted in accordance with SEC Release Nos. 33-8238 and 34-47986

               (c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

          5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:     August 11, 2005                   By:      /s/  Philip J. Myers
          -------------------                         -------------------------
                                                    Chief Executive Officer and
                                                       Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Dated:     August 11, 2005                     By:   /s/ Philip J. Myers
          -------------------                        -------------------
                                                   Chief Executive Officer and
                                                     Chief Financial Officer