Form 10QSB
period 2005-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2005-11-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                For the Quarterly Period Ended September 30, 2005

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

        Indicate by check mark whether the registrant is a shell company
         (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the Registrant's stock as of October 31, 2005 was:

                  2,551,568 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                         AMERICAN CHURCH MORTGAGE COMPANY


                                                 INDEX                                            Page
                                                                                                   No.



                                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets September 30, 2005 and December 31, 2004...........................3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 2005 and 2004...........................4
                    Interim Three Month Periods Ending
                             September 30, 2005 and 2004............................................4

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2005 and 2004...................................5

                  Statement of Stockholder's Equity
                    Nine Months Ended September 30, 2005 ...........................................6

                  Notes to Financial Statements ................................................... 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............................................ 11

Item 3.  Controls and Procedures    ...............................................................13

                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................14

Item 6.  Exhibits and Reports on Form 8-K .........................................................14

                  Signatures.......................................................................15

Item 1. FINANCIAL STATEMENTS:
----------------------------


AMERICAN CHURCH MORTGAGE COMPANY
-------------------------------------------------------------------------------
BALANCE SHEETS

                                                                   September 30,              December 31,
                                                                       2005                   2004
                                                                   ------------        ------------------
                                                                     (Unaudited)             (Audited)
Assets:
 Current Assets
     Cash and Cash Equivalents..............................     $    6,404,932           $     2,183,735
     Current Maturities of Loans Receivable.................            552,310                   645,338
     Current Maturities of Bonds Receivable.................             85,000                    50,000
     Accounts Receivable....................................            102,726                    59,844
     Interest Receivable....................................            133,938                   139,809
     Prepaid Expenses.......................................              4,693                     -0-
                                                                   ------------            --------------
         Total Current Assets:                                        7,283,599                 3,078,726

     Loans Receivable, Net of Current Maturities & Reserves          29,278,286                30,630,292
     Real Estate Held for Sale..............................            444,095                   105,000
     Deferred Secured Investor Certificate Offering Costs...            836,533                   732,715
     Bond Portfolio, Net of Current Maturities..............          9,567,320                 8,448,001
     Other..................................................             60,000                    60,000
                                                                  -------------             -------------

         Total Assets:                                             $ 47,469,833              $ 43,054,734
                                                                     ==========                ==========

Liabilities and Shareholder's Equity:

  Current Liabilities:
     Current Maturities of Secured Investor Certificates....      $   2,111,000             $   1,321,000
     Accounts Payable.......................................             14,496                    23,278
     Loan Proceeds Payable..................................               -0-                     37,726
     Deferred Income........................................             28,010                    37,479
     Dividends Payable......................................            350,645                   478,420
                                                                     -----------               ----------
         Total Current Liabilities:.........................          2,504,151                 1,897,903

     Deferred Income, Net of Current Maturities.............            515,717                   575,909

     Secured Investor Certificates, Series A................         11,847,000                13,243,000
     Secured Investor Certificates, Series B................          9,903,000                 4,621,000

     Shareholder's Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,551,568
          as of September 30, 2005 and December 31, 2004....             25,516                    25,516
     Additional Paid in Capital.............................         23,416,468                23,416,468
     Accumulated Deficit....................................           (742,019)                 (725,062)
                                                                    -----------              ------------
         Total Shareholder's Equity:                                 22,699,965                22,716,922
                                                                     ----------               -----------
                                                                   $ 47,469,833              $ 43,054,734
                                                                    ===========               ===========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------



                                                               Nine Months Ended                  Three Months Ended
                                                         September 30,     September 30,     September 30,   September 30,
                                                               2005              2004              2005            2004
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................       $2,093,899       $1,719,885         $ 685,532        $ 579,497
     Interest Income Other...........................          574,524          439,920           211,455          156,633
     Capital Gains Realized..........................            6,668           13,582             1,949           10,521
     Origination Income..............................          143,930          132,870            86,318           46,379
                                                            ----------       ----------           -------         --------
         Total Revenues:                                     2,819,021        2,306,257           985,254          793,030

Expenses
     Professional fees...............................           35,326           32,005            14,665            5,178
     Director fees...................................            4,000            4,400             1,200            1,600
     Interest Expense................................          986,554          659,016           364,352          221,291
     Advisory Fees...................................          300,175          159,923            96,279           58,250
     Provision for loan loss reserves................           85,218           32,889              -0-             - 0-
     Real estate impairment..........................           - 0 -            36,352             - 0 -            - 0 -
     Amortization offering expenses..................          136,944          126,655            47,772           42,322
     Other...........................................           75,960           58,469            28,458           14,405
                                                              --------         --------          --------         --------
         Total Expenses:                                     1,624,177        1,109,709           552,726          343,046
                                                             ---------        ---------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                            ----------       ----------        ----------        ---------

Net Income...........................................      $ 1,194,844      $ 1,196,548         $ 432,528        $ 449,984
                                                             =========        =========          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .47            $ .48             $ .17            $ .18

Weighted Average Common Shares
     Outstanding.....................................        2,551,568        2,515,919         2,551,568        2,549,425


Dividends Declared...................................      $ 1,211,801      $ 1,213,928         $ 350,645        $ 422,140

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED----------------------------------------------------------------------


                                                            For the Nine                  For the Nine
                                                            Months Ended                  Months Ended
                                                            September 30,                 September 30,
                                                                2005                           2004
                                                        -------------------          --------------------

Cash Flows From Operating Activities

Net Income                                                 $     1,194,844                 $   1,196,548
Adjustments to reconcile net income to net cash
 from operating activities:
Impairment loss on real estate                                        -0-                         36,352
Provision for losses on mortgage loans receivable                   85,218                       (32,889)
Amortization of deferred investor certificate offering costs       136,943                       126,655
Deferred income                                                    (69,661)                      (38,816)
  Change in assets and liabilities:
     Accounts receivable                                           (42,882)                      (12,466)
     Interest receivable                                             5,871                        10,200
     Accounts payable                                               (8,782)                          250
     Loan proceeds payable                                         (37,726)                         -0-
     Prepaid expenses                                               (4,693)                       (4,469)
                                                               ------------                  ------------
         Net cash from operating activities                      1,259,132                     1,281,365

Cash Flows From Investing Activities

     Investment in mortgage loans                               (5,683,479)                   (6,645,000)
     Collections of mortgage loans                               6,704,200                     6,090,710
     Investment in bonds                                        (1,355,000)                   (3,999,000)
     Proceeds from bond portfolio                                  200,681                     1,047,120
                                                                ----------                     ----------
         Net cash used for investing activities                   (133,598)                   (3,506,170)

Cash Flows From Financing Activities

     Proceeds from secured investor certificates                 5,282,000                       739,000
     Payments on secured investor certificate maturities          (606,000)                     (291,000)
     Proceeds from stock offering, net of offering costs              -0-                      1,028,374
     Payments for deferred secured certificate offering costs     (240,761)                      (99,917)
     Stock redemptions                                                -0-                        (86,947)
     Treasury stock purchase                                          -0-                         (9,600)
     Dividends paid                                             (1,339,576)                   (1,203,269)
                                                                 ---------                    ----------
         Net cash from financing activities                      3,095,663                        76,641
                                                                 ---------                        ------

     Net increase (decrease) in cash                             4,221,197                    (2,148,164)

Cash and Cash Equivalents
     Beginning of period                                         2,183,735                     4,368,769
                                                                ----------                     ---------

     End of period                                           $   6,404,932                   $ 2,220,605
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Investing and Financing Activities:
     Dividends declared but not paid                        $      350,645                  $     422,140
     Dividends reinvested                               $             -0-                   $     230,909
     Mortgage loan commitment                           $             -0-                   $     520,725

      Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------



                                                                                 Additional
                                                     Common Stock                 Paid-In                Accumulated
                                             Shares            Amount             Capital                  Deficit
                                             ------            ------            ------------         -----------------

Balance, December 31, 2004                  2,551,568         $ 25,516           $ 23,416,468            $    (725,062)

     Net Income                                                                                              1,194,844

     Dividends declared                                                                                     (1,211,801)
                                           ---------            ------             ----------                ---------

Balance, September 30, 2005                2,551,568          $ 25,516           $ 23,416,468            $    (742,019)
     (unaudited)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At September 30, 2005, such investments were $2,521,088. At December 31, 2004, such investments were $1,409,532. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classifies its bond portfolio as "available-for-sale." Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the issuer at par. During the nine month period ended September 30, 2005, the Company bought $1,355,000 bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2004, the Company reserved $70,000 for three mortgage loans that are three or more mortgage payments in arrears, two of which are in the process of being foreclosed. At September 30, 2005, the Company had reserved an aggregate of $155,218 for twelve mortgage loans, five of which are three or more payments in arrears. Of those five loans, one loan in the amount of $400,000 is considered impaired and is in the process of being foreclosed.

Real Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan valued at $105,000 at September 30, 2005. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas valued at $339,095 at September 30, 2005. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and has taken possession of the church and is in the process of listing the property for sale through a local realtor.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received. Deferred secured investor certificate costs are amortized over the term of the certificates using the straight line method.

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

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may at our complete discretion repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price Church Loan Advisors, Inc., the "Advisor" to the Company, deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans. For the nine-month period ended September 30, 2005, we did not repurchase any shares.

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2005, the Company had mortgage loans receivable totaling $29,985,814. The loans bear interest ranging from 6.75% to 10.25%. The Company also had a portfolio of secured church bonds at September 30, 2005 which are carried at cost plus amortized interest income, which approximates fair value since the bonds are callable at any time by the issuer at par. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 11.20%. The principal of $9,680,790 at September 30, 2005 is due at various maturity dates between November 1, 2005 and December 15, 2029.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2005 is as follows:

                                                          Mortgage Loans          Bond Portfolio

         2005                                              $     552,310         $      85,000
         2006                                                    711,778                29,000
         2007                                                    777,447               174,000
         2008                                                    835,221                89,000
         2009                                                    870,532                73,000
     Thereafter                                               26,238,526             9,230,790
                                                              ----------             ---------
                                                              29,985,814             9,680,790
     Less loan loss reserves                                    (155,218)
     Less discounts from par                                                           (28,470)
                                                              ----------             ---------

            Totals                                           $29,830,596            $9,652,320
                                                              ==========             =========

3.  SECURED INVESTOR CERTIFICATES

Secured   Investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at September 30, 2005 is as follows:

                                                         Secured Investor
                                                            Certificates

         2005                                                $  2,111,000
         2006                                                     591,000
         2007                                                   3,121,000
         2008                                                   2,656,000
         2009                                                   4,645,000
         Thereafter                                            10,737,000
                                                               ----------

                                                              $23,861,000

Interest expense related to these certificates for the nine months ended September 30, 2005 was $986,554.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., a Minnesota corporation (the "Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company incurred Advisory management fees totaling $300,175 for the nine month period ended September 30, 2005. The Company and the Advisor each received $74,270 in origination fees for the nine month period ended September 30, 2005. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004.

The Company is offering $23,000,000 principal amount of its Series B secured investor certificates. Certificates may be purchased in any multiple of $1,000. We have sold $9,903,000 of Series B secured investor certificates as of September 30, 2005.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                         September 30, 2005                 December 31, 2004
                                    ---------------------------         ------------------------
                                       Carrying         Fair             Carrying          Fair
                                        Amount          Value             Amount           Value
                                      ----------      ---------        ----------     ----------

     Cash and equivalents            $ 6,404,932    $ 6,404,932       $ 2,183,735    $ 2,183,735
     Accounts receivable                 102,726        102,726            59,844         59,844
     Interest receivable                 133,938        133,938           139,809        139,809
     Mortgage loans receivable        29,830,596     29,830,596        31,275,630     31,275,630
     Bond portfolio                    9,652,320      9,652,320         8,498,001      8,498,001
     Secured Investor certificates    23,861,000     23,861,000        19,185,000     19,185,000

The carrying value of cash and equivalents approximates fair value. The carrying value of the mortgage loans receivable approximates fair value because of the substantial turnover and activity in this portfolio. The carrying value of the bond portfolio approximates its amortized cost since our bonds are callable at any time by the issuer at par. The carrying value of the secured investor certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly in the past year.

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank, Beacon Bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2006. Interest is charged at 1/2% over the prime rate totaling 7.25% at September 30, 2005. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at September 30, 2005. There was no interest expense related to the line of credit during the nine-month period ended September 30, 2005.

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

     We have completed four public offerings of common stock. The Company is currently offering $23,000,000 principal amount of Series "B" secured investor certificates. This offering became effective on October 7, 2004 and $9,903,000 was sold through September 30, 2005.

     We currently have seventy-four first mortgage loans aggregating $31,615,228 in original principal amount, one second mortgage loan of $100,000 in principal amount and $9,680,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of securities in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

     During the nine-month periods ended September 30, 2005 and 2004, our total assets increased by $4,415,099 and $1,855,265 respectively due primarily to proceeds from sales of our secured investor certificates and also sales of stock in 2004. Current liabilities increased by $606,248 and $901,537 for the nine-month periods ended September 30, 2005 and 2004 respectively due to an increase in current maturities and mortgage loan commitments respectively. Non-current liabilities increased by $3,825,808 and $39,281 for the nine-month periods ended September 30, 2005 and 2004 respectively due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 6.75% to 10.25%. As of September 30, 2005, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.58%. The Company's portfolio of bonds has an average current yield of 7.58%.

     Net income for the Company's nine-month periods ended September 30, 2005 and 2004 was $1,194,844 and $1,196,548 on total revenues of $2,819,021 and
$2,306,257 respectively. Interest income earned on our portfolio of loans was $2,093,899 and $1,719,885 for the nine-month periods ended September 30, 2005 and 2004 respectively. The increase was due to the funding of additional mortgage loans. Interest expense was $986,554 and $659,016 for the nine- month periods ended September 30, 2005 and 2004 respectively. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended September 30, 2005 may include loan origination income even though it is not recognized in its entirety for the period in which received under GAAP. As of September 30, 2005 and 2004, we had origination fees of $74,270 and $94,054 during the nine months ended September 30, 2005 and 2004, respectively. Net income for the Company's three-month periods ended September 30, 2005 and 2004 was $432,528 and $449,984 on total revenues of $985,254 and
$793,030 respectively. Interest income earned on our portfolio of loans was $685,532 and $579,497 for the three-month periods ended September 30, 2005 and 2004 respectively. The increase was due to the funding of additional mortgage loans. Interest expense was $364,352 and $221,291 for the three-month periods ended September 30, 2005 and 2004 respectively. The increase was due to the sale of additional secured investor certificates.

     Our Board of Directors declared dividends of $.1375 for each share held of record on September 30, 2005. The dividend, which was paid October 31, 2005 represents a 5.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the nine-month period ended September 30, 2005 are primarily comprised of dividends declared as of September 30, 2005 but not yet paid, accounts payable and our secured investor certificates.

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

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 7.25% at September 30, 2005. The line of credit is collateralized by the mortgage secured bonds we own. We had no outstanding balance on our line of credit as of September 30, 2005. During the nine-month period ended September 30, 2005 we had no interest expense relating to this line of credit.

     For the period ended September 30, 2005 cash from operating activities decreased to $1,259,132 from $1,281,365 from the comparative period ended September 30, 2004, primarily due to an increase in accounts receivable.

     For the period ended September 30, 2005 cash used for investing activities decreased to $133,598 from $3,506,170 from the comparative period ended September 30, 2004, primarily due to a decrease in investments in bonds.

     For the period ended September 30, 2005 cash from financing activities increased to $3,095,663 from $76,641 from the comparative period ended September 30, 2004, primarily due to an increase in proceeds from sales of our secured investor certificates.

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable and bond portfolio involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of the substantial activity/turnover in this portfolio. We estimate the fair value of the bond portfolio to be the same as the carrying value because, there is no ready public market for these bonds and the bonds are callable at anytime by the issuer at par. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2005. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.


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

         Dated:    November 14, 2005


                                           AMERICAN CHURCH MORTGAGE COMPANY



                                           By:   /s/ Philip J. Myers
                                                 -------------------------------
                                                     Philip J. Myers
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company for the period ended September 30, 2005.

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

Dated:     November 14, 2005                      By: /s/ Philip J. Myers
          ---------------------                      ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to his knowledge:

               1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Dated:     November 14, 2005               By:     /s/ Philip J. Myers
           -----------------                      ------------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer