Form 10KSB
period 2005-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2006-03-30
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

       or

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 12 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-KSB or any amendment to this Form 10-KSB [X]

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days: Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

              Revenues for its most recent fiscal year: $3,736,738

           The number of shares outstanding of the Registrant's stock as of February 28, 2006 was: 2,551,568 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2006.
-------------------------------------------------------------------------------


                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                                     INDEX                                             Page
                                                                                                       No.

                                                          PART I

Item 1.    Description of Business...............................................................        3

Item 2.    Description of Property...............................................................       14

Item 3.    Legal Proceedings.....................................................................       14

Item 4.    Submission of Matters to a Vote of Security Holders...................................       15

                                                         PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities..............................       15

Item 6.    Management's Discussion and Analysis
           or Plan of Operation..................................................................       16

Item 7.    Financial Statements:.................................................................       19

                  Balance Sheets
                  December 31, 2005 and 2004.....................................................      F-2

                  Statements of Operations
                  Years Ended December 31, 2005 and 2004.........................................      F-4

                  Statements of Stockholders' Equity
                  December 31, 2005 and 2004.....................................................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2005 and 2004.........................................      F-6

                  Notes to Financial Statements..................................................      F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure....................................       19

Item 8A.   Controls and Procedures...............................................................       19

Item 8B.   Other Information.....................................................................       19

                                                         PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16 (a) of the
           Exchange Act..........................................................................       20

Item 10.   Executive Compensation................................................................       20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management............................................................................       20

Item 12.   Certain Relationships and Related Transactions........................................       20

Item 13.   Exhibits and Reports on Form 8-K......................................................       21

Item 14.   Principal Accountants Fees and Services...............................................       21

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

Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2006, we have made 133 loans to 119 churches in the aggregate amount of $58,502,862, with the average principal amount of such loans being $439,871. Of the 133 loans we have made, 39 loans totaling $18,478,319 have been repaid early by the borrowing churches. We also own, as of February 28, 2006, $9,926,790 principal amount of Church Bonds, which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the public offerings of our common stock, as well as our current public offering of secured investor certificates.

Public Offerings

     On  October  7,  2004  the  Securities  and  Exchange  Commission  declared effective our fifth public offering of $23,000,000 of Secured Investor Certificates under SEC file 333-75836. The Offering is being conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. As of February 28, 2006, $12,058,000 of certificates have been sold through our advisor's affiliate, American Investors Group, Inc., to public investors. We expect to sell all $23,000,000 in secured investor certificates prior to October 2006.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., ("American") has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyze prospective borrowers' financial capability, and structure, market and sell, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 216 church bond financings, in which approximately $441,975,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $2,046,000.

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

     "Average Invested Assets" for any period is defined as the average of the aggregated book value of the assets of the corporation invested, directly or indirectly, in loans (or interests in loans) secured by real estate, and first mortgage bonds, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each calendar month during such period.

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




      Loan Type                          Interest Rate (1)                   Origination Fee (2)
25/30 Year Term (3)                Fixed @ 7.95%/8.25% respectively                    3.5%
20 Year Term (3)                   Variable Annually @ Prime + 2.50%                   3.5%
Renewable Term  (4) 3 Year         Fixed @:  7.75%                                     3.5%
Construction 1 Year Term           Fixed @ 9.00%                                       2.0%
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

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) will be funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2006, we have no outstanding balance against our line of credit. Currently, we may borrow up to 300% of our shareholder equity to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our Secured Investor Certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from future sales of our common stock and Secured Investor Certificates (if any), (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

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

     In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees and proxy solicitation expenses are direct expenses of ours and are not provided for by the Advisor as part of its services.

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

     In the event that our Total Operating Expenses exceed in any calendar year the greater of (a) 2% of our Average Invested Assets or (b) 25% of our net income, the Advisor is obligated to reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by us exceed the limitation. Total operating expenses as defined in the Advisory Agreement exclude expenses of raising capital, interest payments, taxes, non-cash expenditures (including, but not limited to, depreciation, amortization and bad debt reserves), incentive fees and property operation and disposition costs. The Independent Directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

     Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. On January 25, 2006, our Directors reviewed and unanimously approved renewal of the Advisory Agreement for another year. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Financing Policies

     Our business of mortgage lending to churches and other non-profit religious organizations is managed in accordance with and subject to the policies, guidelines, restrictions and limitations identified herein (collectively, the "Financing Policy"). The intent of the Financing Policy is to identify for our shareholders not only the general business in which we are involved, but the parameters of our lending business. These policies may not be changed (except in certain immaterial respects by majority approval of the Board of Directors) without the approval of a majority of the Independent Directors, and the holders of a majority of our outstanding shares at a duly held meeting for that purpose:

     (i) Loans made by us will be limited to churches and other non-profit religious organizations, and will be secured by mortgages. The total principal amount of all second mortgage loans that we fund is limited to 20% of Average Invested Assets. All other loans will be first mortgage loans.

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

     These Financing Policies are in addition to the prohibited investments and activities identified below and which are set forth in our bylaws.

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

     (x) The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Shareholder's Equity of the corporation and must be reviewed by the Independent Directors at least quarterly. The maximum amount of such borrowings can not exceed 300% of Shareholder's Equity in the absence of a satisfactory showing that a higher level of borrowing is appropriate;

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

Under Performing and Non-Performing Loans

     As of March 30, 2006, we have five first mortgage loans totaling $2,399,313 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and if we are unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We are continuing to work with the borrowers of two of the loans totaling $633,684 to bring their payments current. We have initiated foreclosure proceedings on the other three loans totaling $1,765,629 and expect to take possession of these churches and list their properties for sale. In addition, we have foreclosed and have taken possession of three properties totaling $757,247 and have listed the properties for sale through local realtors. Two of the properties were acquired in 2005.

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

     Subject to the  supervision  of the Board of  Directors,  our  business  is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides us investment advisory and administrative services. Philip J. Myers is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past and current public offerings. The Advisor employs three persons on a part-time or other basis. The Company does not presently expect to directly employ any persons in the foreseeable future, since all of our administrative functions and operations are contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

Operations

     Our operations currently are located in the 8,200 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned in part by Philip J. Myers our President and a member of our Board of Directors. We are not charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor.

Risks Related to Mortgage Lending

     We Are Subject to the Risks Generally Associated with Mortgage Lending. Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight. It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:

X   low demand for mortgage loans                   X    availability of alternative financing and competitive
                                                         conditions
X   interest rate fluctuations
                                                    X    factors affecting specific borrowers
X   changes in the level of consumer confidence
                                                    X    losses associated with default, foreclosure of a mortgage,
X   availability of credit-worthy borrowers              and sale of the mortgaged property

X   national and local economic conditions          X    state and federal laws and regulations

X   demographic and population patterns             X    bankruptcy or insolvency of a borrower

X   zoning regulations

X   taxes and tax law changes

     Second Mortgage Loans Pose Additional Risks. Our financing policies allow us to make second mortgage loans. The principal amount of such loans may not exceed 20% of our average invested assets. Second mortgage loans entail more risk than first mortgage loans, as foreclosure of senior indebtedness or liens could require us to pay the senior debt or risk losing our mortgage.

     Fixed-Rate Debt Can Result in Yield Fluctuations. Fixed-rate debt obligations carry certain risks. A general rise in interest rates could make the yield on a particular mortgage loan lower than prevailing rates. This could negatively affect our value and consequently the value of our shares and certificates. Neither we nor our advisor can predict changes in interest rates. We will attempt to reduce this risk by maintaining medium and longer-term mortgage loans and through offering adjustable rate loans to borrowers. We do not intend to borrow funds or sell certificates if the cost of such borrowing exceeds the income we believe we can earn from lending the funds.

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


Risks Related to Mortgage Lending to Churches

     Churches Rely on Member Contributions to Repay Our Loans. Churches typically rely on member contributions for their primary source of income. Member contributions are used to repay our loans. The membership of a church or the per capita contributions of its members may not increase or remain constant after a loan is funded. A decrease in a church's income could result in its temporary or continued inability to pay its obligation to us, which may affect our ability to pay dividends on our common stock or pay interest or principal due on the certificates. We have no control over the financial performance of a borrowing church after a loan is funded.

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


     If we fail to qualify as a REIT in any taxable year, then we would be subject to federal income tax on our taxable income at regular corporate rates and not be allowed a deduction for distributions to shareholders. We would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. We intend to continue to operate as a REIT. However, future economic, market, legal, tax or other consequences may cause our board of directors to revoke the REIT election. The payment of taxes resulting from our disqualification as a REIT or revocation of REIT status would reduce the funds available for distribution to shareholders or for investment. Because interest paid to certificate holders will be a deductible business expense to us, loss of our REIT status would not necessarily impede our ability to make interest payments to holders of certificates.

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

Risks Related to the Certificates

     We May Incur More Indebtedness. We may incur additional indebtedness in the future. We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring this additional indebtedness. Under our by-laws, as amended, we may incur indebtedness up to 300% of our shareholder equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines.

     There Are Potential Adverse Effects Associated With Lending Borrowed Funds. We are deploying the proceeds from the sale of Secured Investor Certificates into loans to churches and other non-profit religious organizations. We have also used our line of credit with Beacon Bank, Shorewood, Minnesota, from time to time, to fund loans, and intend to use our line of credit in this way in the future. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or "spread," between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature. The Company's management believes that it is advantageous to raise capital at this time through the issuance of Secured Investor Certificates due to historically low interest rates.

     There Is No Public Market for the Certificates. There is no market for the certificates. It is unlikely that a market will develop. There are no current plans to list on any exchange. In addition, the market for REIT securities historically has been less liquid than the markets for other types of publicly-traded securities.

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

     The Certificates Are Not Negotiable Instruments and Are Subject to Restrictions on Transfer. The certificates are not negotiable debt instruments. Rights of record ownership of the certificates may be transferred only with our advisor's prior written consent. Certificate holders are not able to freely transfer the certificates.

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

     We Have Conflicts of Interest with Our Advisor and Affiliates. Affiliations and conflicts of interests exist among our officers and directors and the owner and officers and directors of our advisor and affiliates. Our advisor and affiliates are both controlled by our President, Philip Myers. Our President and the officers and directors of our advisor are involved in the church financing business through their affiliations with American Investors Group, Inc ("American "). American originates, offers and sells first mortgage bonds for churches. We may purchase first mortgage bonds issued by churches through American in its capacity as underwriter for the issuing church, or as broker or dealer on the secondary market. In such event, American would receive commissions (paid by the issuing church) on original issue bonds, or "mark-ups" in connection with any secondary transactions. If we sell church bonds in our portfolio, the bonds will be sold through American. We would pay American commissions in connection with such transactions, but in no event, in excess of those normally charged to customers.

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

Properties We Own

     Foreclosure was completed on a church located in Battle Creek, Michigan. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure was completed on a church located in Tyler, Texas. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure was completed on a church located in Cleveland, Ohio. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

Item 3.   Legal Proceedings.

     There are presently no legal actions against us or our advisor pending or threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Outstanding Securities

     As of February 28, 2006, 2,551,568 shares of our common stock and $25,606,000 of secured investor certificates were issued and outstanding. We are currently offering secured investor certificates under a registration statement declared effective by the Securities and Exchange Commission on October 7, 2004. There was no sale of unregistered securities in 2005.

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

Repurchase of Our Shares

     Although our common shares are not redeemable by us, we may at our complete discretion, repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. The Company does not plan or anticipate any stock repurchase plans. We did not repurchase any shares during fiscal year 2005.

Holders of Our Common Shares

     As of February 28, 2006, we had 1,083 record holders of our $.01 par common stock.

Dividends

     We paid dividends on our common stock for the fiscal years ended December 31, 2005 and 2004 as follows:

     For Quarter                 Dollar Amount Distributed                   Annualized Yield Per $10
       Ended:                            Per Share:                             Share Represented:
                                2005                   2004                  2005               2004


     March 31st                $.1750                 $.1625                7.00%               6.50%
      June 30th                $.1625                $.153125               6.50%              6.125%
   September 30th              $.1375                $.165625               5.50%              6.625%
    December 31st             $.14375                 $.1875                5.75%               7.50%
---------------------  ---------------------- ---------------------- ------------------- ------------------
       Totals:                $.61875                $.66875               6.1875%             6.6875%

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

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We intend to combat to the extent we can the possibility of low yields during the periods in which we are selling shares by (I) collecting from borrowers an origination fee at the time a loan is made,
(ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our undeployed capital in Permitted Temporary Investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders in periods of our business operations when capital is being raised through the sale of additional securities. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2005 we distributed substantially all of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (I) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Financial Condition

     Our total assets increased from $43,054,734 at December 31, 2004 to $49,699,203 at December 31, 2005 and increased from $37,138,987 at December 31, 2003 to $43,054,734 at December 31, 2004. The primary reason for the increase in total assets from December 31, 2003 through December 31, 2005 was a result of the sale and issuance of our common stock and secured investor certificates pursuant to our fourth and fifth public offerings, the proceeds of which were (and continue to be) deployed into new mortgage loans. Shareholders' Equity decreased from $22,716,922 at December 31, 2004 to $21,875,473 at December 31, 2005 primarily due to the increase in reserves for impaired loans. Our liabilities for both periods are largely comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. Our primary liability at December 31, 2005 and 2004 is our long term secured investor certificates, which is $25,039,000 and $19,185,000 respectively.

Results of Operations

     Since our inception, we experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarter ended September 30, 2005. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on September 30, 2005 was $.1375 representing an annualized yield of 5.50%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter and a corresponding high level of origination income earned during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under generally accepted accounting principles ("GAAP"). By way of further comparison, the dividend payment made to September 30, 2005 shareholders of record was significantly lower than the average dividend amount due directly to large cash balances we received from our public offering of secured investor certificates and held in money market instruments pending deployment in new loans to churches. Because interest earned in our money market account at present yields is substantially lower than interest earned on our mortgage loans, interest income earned was lower than is anticipated to be earned once the offering proceeds are fully deployed into new loans.

     Net income for our fiscal year ended December 31, 2005 was $737,141 on total revenues of $3,736,738 compared to $1,598,200 on total revenues of $3,153,104 for the year ended December 31, 2004. This decrease was primarily due to the fact that we increased our loan loss reserve amount by $810,231. Interest income earned on the Company's portfolio of loans was $2,748,247 for the year ended December 31, 2005, compared to $2,354,762 for 2004. This increase was due to the fact that 14 new loans were originated in fiscal year ended December 31, 2005. Excluded from revenue for the year ended December 31, 2005 is $97,477 of origination income, or "points," we received. Recognition of origination income under "GAAP" must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to shareholders of at least 90% of "Taxable Income," the dividends declared and paid to our shareholders for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 included origination income even though it was not recognized in its entirety as income for the period under GAAP. Our operating expenses for our fiscal year ended December 31, 2005 were $1,619,508 compared to $625,375 for our fiscal year ended December 31, 2004. This increase was primarily a result of an increase in our loan loss reserve amount to $880,231.

     Our Board of Directors declared dividends of $.1750 for each share of record on March 31, 2005, $.1625 for each share held of record on June 30, 2005, $.1375 for each share held of record September 30, 2005 and $.14375 for each share held of record on December 31, 2005. Based on the four quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, the dividends paid represented a 7.00%, 6.50%, 5.50% and 5.75 % annualized yield to shareholders, respectively, for an effective overall annual yield of 6.1875% in 2005. In 2005, and especially in the third quarter of 2005, our dividend yield was significantly lower than in prior periods. This decrease resulted in part from the large cash balances we received from our public offering of secured investor certificates, which were held in money market instruments pending deployment in new loans. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than in prior periods. Dividend yields in 2005 were also largely influenced by the prepayment by churches of older higher interest rate loans in our portfolio, and the funding of numerous new loans at interest rates significantly lower than those funded in earlier years.

     We expect to deploy a large amount of our cash reserves in the first and second quarter of 2006. We do not expect additional loan loss reserve increases in the first two quarters of 2006. Our revenues will be similar to those of the first two quarters of 2005 in 2006.

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

     In addition, we are able to borrow funds in an amount up to 300% of shareholder equity in order to increase our lending capacity. We currently have a $2,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2006 we have no outstanding balance against our line of credit. This credit line is secured by the pledge of $2,401,000 in principal amount of our Church Bonds. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds under this line of credit is prime interest rate plus 1/2%). However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds. When we do carry on outstanding balance on this line of credit we plan to "pay-down" any future borrowings on our line of credit by (i) selling additional securities in our public offering and (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments. Increases or decreases in the prime lending rate as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     On October 7, 2004 the Securities and Exchange Commission declared effective our registration statement to sell to the public $23,000,000 of debt securities, which we call "Secured Investor Certificates." Our future capital needs are expected to be met by (i) our current and future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans; and
(iii) borrowing under our line of credit.

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

Loan Loss Reserve Policy

     We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgements and the need to make estimates of future events, which may or may not materialize as planned. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. At December 31, 2005, we reserved $880,231 against nine mortgage loans. Of the total amount reserved for impaired loans as of December 31, 2005, one loan accounted for $791,651 of the $880,231 reserved total.

     As of March 31, 2006, we had five first mortgage loans that are three or more payments in arrears. Three of the loans are in the process of being foreclosed. The first loan has an outstanding balance of $263,159. The church has missed two mortgage payments in 2005 and three mortgage payments in 2006. The Church has listed their property for sale through a local realtor We are continuing to work with the Church to bring their mortgage current.

     The second loan has an outstanding balance of $413,864. The Church has missed four mortgage payments in 2005 and two mortgage payments in 2006. We are continuing to work with the Church to bring their mortgage current.

     The third loan has an outstanding balance of $370,525. The Church is six mortgage payments in arrears and only made one payment in January 2006 toward its arrearage. We have engaged legal counsel to foreclose on the Church's property.

     The fourth loan has an outstanding balance of approximately $420,393. The church has not made a mortgage payment since December 2004. We have engaged legal counsel to foreclose on the Church's property.

     The fifth loan has an outstanding balance of $931,372. The church has missed three mortgage payments in 2005 and three mortgage payments in 2006. We have engaged counsel to foreclose on the Church's property. We have reserved $791,651 for this loan.

     We presently expect our loan loss reserves to be adequate to cover all losses. Listed below is our current loan loss reserve policy:

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

     Recognition of origination income under "GAAP" must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to shareholders of at least 90% of "Taxable Income," the dividends declared and paid to our shareholders included origination income even though it was not recognized in its entirety as income for the period under GAAP.

     We estimate the value of real estate we hold pending re-sale on a number of factors. We look at the current condition of the property as well as current market conditions in determining a fair value. Since churches are single use facilities the listing price of the property may be lower than the total amount owed to us. Attorney fees, taxes, utilities along with real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure.

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

Item 8.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.

          None

Item 8A. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of management, including its President and Chief Financial Officer, an independent director of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14c) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of American Church Mortgage Company concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

          (b) Changes in internal controls

     There were no changes made in the Company's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

Not Applicable

                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

     The information required by item "9" will be included in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2006, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Item 10.  Executive Compensation

     The information set forth under the caption "How are directors compensated?" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Party Transactions" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2006, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits


Exhibit Title
No.
3.1  Amended and Restated Articles of Incorporation                                     3

3.2  Third Amended and Restated Bylaws                                                  5

4.1  Specimen Common Stock Certificate                                                  3

4.2  Trust Indenture between the Company and The Herri dated April 26, 2002             2

4.2  Supplemental  Trust  Indenture  between  the  Company  National  Bank dated        5
     September 28, 2004

10.1 Amended and Restated REIT Advisory Agreement Betw and Church Loan Advisors,        4
     Inc. dated May 19, 2005

10.2 Amendment  No. 1 to Advisory  Agreement  Between the Church Loan  Advisors,        1
     Inc. dated January 1, 1999

10.3 Line of Credit Agreement with Beacon Bank dated March 18, 2002                     2

10.4 $2,000,000  Promissory Note and Combined  Security  between the Company and        2
     Beacon Bank dated March 18, 2002

10.5 Security  Agreement  between the Company and The He Bank,  as Trustee dated        2
     April 26, 2002

10.5 Supplemental Security Agreement between the Compa Herring National Bank, as        5
     Trustee dated September 28, 2004

31.1 Certification Pursuant to Section 302 of Sarbanes 2002.                            6

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, pursuant to Section 906        6
     of the Sarbanes Oxley Act of 2002

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

Item 14. Principal Accountants Fees and Services

     The information required by item "14" will be included in the definitive proxy statement for the annua meeting of shareholders to be held on or about May 31, 2006, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 30, 2006                           By: /s/ Philip J. Myers
                                                   -----------------------------
                                                    Philip J. Myers, President,
                                                    Treasurer
                                                    (Chief Executive Officer and
                                                     Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Philip J. Myers                              Date:   03/30/06
   ----------------------------------                        ---------------
        Philip J. Myers
        President, Treasurer and Director

By: /s/ Dennis J. Doyle                              Date:  03/30/06
    -----------------------------------                     --------------
        Dennis J. Doyle, Director

By: /s/ Michael G. Holmquist                         Date: 03/30/06
    -----------------------------------                    --------------
        Michael G. Holmquist, Director

By: /s/ Robert O. Naegele, Jr.                       Date: 03/30/06
   -----------------------------------                     --------------
        Robert O. Naegele, Jr., Director

By: /s/ Kirbyjon H. Caldwell                         Date: 03/30/06
    -----------------------------------                    --------------
        Kirbyjon H. Caldwell, Director

                                                                    Exhibit 31.1


                             OFFICER'S CERTIFICATE

                            PURSUANT TO SECTION 302

I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

1. I have reviewed this form 10-KSB of th Company for the fiscal year ended December 31, 2005:

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

     (a) All significant deficiencies and material weaknesses in th design or operation of internal controls over financial reporting which are reasonabl likely to adversely affect th small business issuer's ability to record, process, summarize and report financia information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role i the small business issuer's internal control over financial reporting.

Dated: March 30, 2006
       --------------

                                                By: /s/ Philip J. Myers
                                                    --------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of America Church Mortgage Company (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

     2. The information contained in the Repor fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  March 30, 2006                          By:  /s/ Philip J. Myers
        --------------                               ------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2005 and 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


                                  /s/ Boulay, Heutmaker & Zibell & Co. P.L.L.P.
                                      Certified Public Accountants

Minneapolis, Minnesota
February 24, 2006, except for
   Notes 1 and 9, for which the date is
   March 15, 2006

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet




-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
                  ASSETS                                                                2005                      2004
-----------------------------------------------------------------------------------------------------------------------------



Current Assets
    Cash and equivalents                                                              $ 7,363,943         $  2,183,735
    Accounts receivable                                                                   141,723               59,844
    Interest receivable                                                                   138,142              139,809
    Current maturities of mortgage loans receivable, net of
          allowance of $880,231 and $70,000 at
          December 31, 2005 and 2004                                                    2,455,889              645,338
    Current maturities of bond portfolio                                                   89,000               50,000
                                                                                    -------------          -----------
            Total current assets                                                       10,188,697            3,078,726


Mortgage Loans Receivable, net of current maturities                                   28,006,286           30,630,292

Real-Estate Held for Sale                                                                 757,247              105,000

Deferred Secure Investor Certificates Offering Costs,
    net of accumulated amortization of $506,649 and
    $317,483 at December 31, 2005 and 2004                                                874,106              732,715

Bond Portfolio, net of current maturities                                               9,812,867            8,448,001


Other                                                                                      60,000               60,000
                                                                                    -------------        -------------

            Total assets                                                              $49,699,203          $43,054,734
                                                                                       ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                2005                  2004

-----------------------------------------------------------------------------------------------------------------------------

Current Liabilities
    Current maturities of secured investor certificates                                $   2,249,000      $   1,321,000
    Accounts payable                                                                          14,340             23,278
    Accounts payable - related party                                                           5,000                  0
    Loan proceeds payable                                                                  1,841,998             37,726
    Deferred income                                                                           46,756             37,479
    Dividends payable                                                                        366,790            478,420
                                                                                        ------------       ------------
            Total current liabilities                                                      4,523,884          1,897,903


Deferred Income, net of current maturities                                                   509,846            575,909


Secured Investor Certificates, Series A                                                   11,299,000         13,243,000
Secured Investor Certificates, Series B                                                   11,491,000          4,621,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,551,568 at December 31, 2005
            and December 31, 2004                                                             25,516             25,516
    Additional paid-in capital                                                            23,416,468         23,416,468
    Accumulated deficit                                                                   (1,566,511)          (725,062)
                                                                                         -----------       ------------
            Total stockholders' equity                                                    21,875,473         22,716,922
                                                                                          ----------         ----------

            Total liabilities and equity                                                 $49,699,203        $43,054,734
                                                                                          ==========         ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations




-----------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                           2005                  2004
-----------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                          $3,736,738         $3,153,104

Operating Expenses
  Other operating expenses                                                                  721,277            556,134
  Provision for losses on mortgage loans receivable                                         810,231             17,889
  Real-estate impairment loss                                                                88,000             51,352
                                                                                          ---------          ---------
     Total operating expenses                                                             1,619,508            625,375
                                                                                          ---------          ---------

Operating Income                                                                          2,117,230          2,527,729

Other Expense
    Interest expense                                                                      1,380,089            929,529

Income Taxes                                                                                  -                 -
                                                                                          ----------         ---------

Net Income                                                                               $  737,141         $1,598,200
                                                                                            =======          =========

Basic and Diluted Income Per Common Share                                                $      .29         $      .63
                                                                                          =========          =========

Weighted Average Common Shares Outstanding                                                2,551,568          2,522,852
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

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity




-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Additional
                                                           Common Stock                 Paid-In            Accumulated
                                                        Shares       Amount             Capital               Deficit

-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                             2,452,277     $24,523           $22,471,234       ($   630,850)

    Issuance of 108,935 shares of
        common stock, net of offering
        costs                                            108,935       1,089             1,027,285

    Redemption of 9,644 shares of
        common stock                                      (9,644)        (96)              (82,051)

    Net income                                                                                              1,598,200

    Dividends declared                                                                                     (1,692,412)
                                                       ---------      ------            ----------          ---------

Balance, December 31, 2004                             2,551,568      25,516            23,416,468           (725,062)

    Net income                                                                                                737,141

    Dividends declared                                                                                     (1,578,590)
                                                       ---------      ------          ----------            ---------

Balance, December 31, 2005                            2,551,568      $25,516         $23,416,468          ($1,566,511)
                                                      =========       ======          ==========            =========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                          2005                  2004
-----------------------------------------------------------------------------------------------------------------------------



Cash Flows from Operating Activities
    Net income                                                                         $  737,141         $  1,598,200
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real-estate                                                     88,000               51,352
        Provision for losses on mortgage loans receivable                                 810,231               17,889
        Amortization of deferred bond offering costs                                      189,166              174,144
        Deferred income                                                                   (56,786)              25,085
        Change in assets and liabilities
            Accounts receivable                                                           (92,870)               1,579
            Interest receivable                                                             1,667               (4,161)
            Accounts payable                                                               (3,938)               5,982
                                                                                        ---------            ---------
            Net cash from operating activities                                          1,672,611            1,870,070

Cash Flows from Investing Activities
    Investment in mortgage loans receivable                                            (4,553,021)         (12,180,264)
    Collections of mortgage loans receivable                                            5,631,261            7,227,522
    Investment in bond portfolio                                                       (1,898,000)          (4,089,000)
    Proceeds from bond portfolio called/sold                                              494,134            1,076,285
                                                                                        ---------            ---------
            Net cash used for investing activities                                       (325,626)          (7,965,457)

Cash Flows from Financing Activities
    Proceeds from secured investor certificates                                         6,870,000            5,360,000
    Payments on secured investor certificate maturities                                (1,016,000)            (432,000)
    Proceeds from stock offering, net of offering costs                                         0            1,028,374
    Payments for deferred saver certificate offering costs                               (330,556)            (338,401)
    Stock redemptions                                                                           0              (82,147)
    Dividends paid                                                                     (1,690,221)          (1,625,473)
                                                                                      -----------          -----------
            Net cash from financing activities                                          3,833,223            3,910,353
                                                                                       ----------           ----------

Net Increase (Decrease) in Cash and Equivalents                                         5,180,208           (2,185,034)

Cash and Equivalents - Beginning of Year                                                2,183,735            4,368,769
                                                                                      -----------          -----------

Cash and Equivalents - End of Year                                                   $  7,363,943         $  2,183,735
                                                                                      ===========          ===========


                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31
                                                                                       2005                    2004
-----------------------------------------------------------------------------------------------------------------------------


Supplemental Schedule of Noncash Financing and
    Investing Activities
    Offering costs reclassified and charged to additional
        paid-in capital                                                                                    $     10,557
                                                                                                               ========
    Dividends payable                                                                 $   366,790           $   478,420
                                                                                       ==========            ==========
    Reclassification of mortgage and accounts receivable to
        real-estate held for sale                                                     $   740,247
                                                                                       ==========

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                    $   1,380,089           $   929,529
                                                                                     ============            ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms that it establishes for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans, real estate held for sale and the valuation of the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

Cash

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2005 and 2004, such investments were $3,976,573 and $1,409,532, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its bond portfolio as "available-for sale."
Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the issuer at par. During 2005 and 2004, the Company did not sell any of its bonds.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans that are in the process of being foreclosed. At December 31, 2005, the Company reserved $880,231 for nine mortgage loans of which six are three or more mortgage payments in arrears. Three of the loans that have been reserved for are in the process of being foreclosed. Of the total amount reserved for impaired loans as of December 31, 2005, one loan accounted for $791,651 of the $880,231 reserved total.

At December 31, 2004, the Company reserved $70,000 for three mortgage loans that are three or more mortgage payments in arrears, two of which were in the process of being foreclosed. The total impaired loans, which are loans that are in the process of being foreclosed or are no longer performing, were $1,765,629 and $740,247 at December 31, 2005 and 2004, respectively.

Real-Estate Held for Sale

Foreclosure was completed on a church located in Battle Creek, Michigan. The church congregation disbanded and the church property is currently unoccupied. The Company owns and has taken possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and has taken possession of the church and is in the process of listing the property for sale through a local realtor.

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company owns and has taken possession of the church and is in the process of getting the property cleaned up before listing it for sale.

The Company has recorded the real-estate held for sale at fair value which is net of the expected expenses related to the sale of the real-estate.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received. Deferred secured investor certificate offering costs are amortized over the term of the certificates using the straight line method which approximates the effective interest method.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004

Revenue Recognition

Interest income on mortgage loans and the bond portfolio is recognized as earned.

Deferred income represents loan origination fees, which are recognized over the life of the loan as an adjustment to the yield on the loan.

Dividend Re-investment Plan

Dividends re-invested to purchase common stock were $231,140 for the year ended December 31, 2004. The dividend re-investment plan was discontinued in 2004.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences in recognition of income from loan origination fees and loan loss reserves for financial and income tax reporting.

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004


2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2005, the Company had first mortgage loans receivable totaling $31,342,406. The loans bear interest ranging from 7.75% to 12.00%. At December 31, 2004, the Company had first mortgage loans receivable totaling $31,345,630 that bore interest ranging from 6.75% to 12.00%.

The Company also had a portfolio of secured church bonds at December 31, 2005 and 2004, which are carried at cost plus amortized interest income, which approximates fair value since the bonds are callable at any time by the issuer at par. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 12.00%. The combined principal of $9,926,790 at December 31, 2005 is due at various maturity dates between March 15, 2006 and December 15, 2029. Seven bond issues comprised 92% of the Company's bond portfolio at December 31, 2005. Five bond issues comprised 87% of the Company's bond portfolio at December 31, 2004.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2005, is as follows:

                                                                     Mortgage Loans       Bond Portfolio

           2006                                                   $     2,455,889            $     89,000
           2007                                                           756,602                 114,000
           2008                                                           812,681                  88,000
           2009                                                           846,156                  87,000
           2010                                                           924,377                 353,000
           Thereafter                                                  25,546,701               9,195,790
                                                                       ----------               ---------
                                                                       31,342,406               9,926,790
           Less loan loss reserves                                       (880,231)
           Less discount from par                                                                 (24,923)
                                                                     ------------             -----------

                       Totals                                         $30,462,175              $9,901,867
                                                                       ==========               =========

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004

3.  SECURED INVESTOR CERTIFICATES

Secured investor certificates (see Note 6) are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at December 31, 2005 is as follows:

                                                           Secured Investor
                                                              Certificates
                                                           ------------------

           2006                                          $     2,249,000
           2007                                                3,188,000
           2008                                                2,770,000
           2009                                                4,678,000
           2010                                                1,259,000
           Thereafter                                         10,895,000
                                                            ------------

                      Totals                                 $25,039,000
                                                              ==========

Interest expense related to these Certificates for the years ended December 31, 2005 and 2004, respectively, is $1,380,089 and $929,529.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $466,000 and $450,000 during 2005 and 2004, respectively. At December 31, 2005, the Company had a $5,000 payable to the Advisor.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6 for additional transactions.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004

5.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2005, the Company had pretax income of $737,141 and distributions to shareholders in the form of dividends during the tax year of $1,578,590. The expected tax expense to the Company, pre-dividends would have been $250,628. In 2004, the Company had pretax income subject to tax of $1,598,200 and distributions to shareholders in the form of dividends during the tax year of $1,692,412. The expected tax expense to the Company, pre-dividends, would have been $543,388 in 2004.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                                                    2005               2004
                                                                                    ----               ----

         Expected tax expense                                                      $250,628          $543,388
         Benefit of REIT distributions                                             (536,721)         (575,420)
         Valuation allowance                                                        286,093            32,032
                                                                                    -------           -------

                     Totals                                                        $    -            $    -
                                                                                    =======           ======


The components of deferred income taxes are as follows:

                                                                                    2005               2004
                                                                                    ----               ----

         Loan origination fees                                                     $189,245          $208,552
         Loan loss allowance                                                        299,278            23,800
         Real-estate impairment                                                      67,780            37,860
         Valuation allowance                                                       (496,303)         (210,212)
                                                                                    -------           -------

                                                                                   $ 60,000          $ 60,000
                                                                                    =======           =======

The total deferred tax assets are as follows:

                                                                                     2005              2004
                                                                                     ----              ----

         Deferred tax assets                                                       $556,303          $270,212
         Deferred tax asset valuation allowance                                    (496,303)         (210,212)
                                                                                    -------          --------

                     Net deferred tax asset                                        $ 60,000          $ 60,000
                                                                                    =======           =======


The change in the valuation allowance was $286,093 and 32,074 for 2005 and 2004, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004


6.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004. The Company is offering $23,000,000 principal amount of its Series B secured investor certificates. Certificates may be purchased in any multiple of $1,000. The offering was underwritten by an affiliate of the Advisor on a "best efforts" basis, and no minimum sale of certificates was required. As of December 31, 2005 and 2004, respectively, the Company has sold $11,491,000 and $4,621,000 of its Series B secured investor certificates.

Pursuant to the terms of the Underwriting Agreement, the Company incurred expense to the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $302,989 and $286,988 during 2005 and 2004, respectively, in connection with these public offerings.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

                                                                2005                               2004
                                                     Carrying             Fair            Carrying             Fair
                                                      Amount              Value            Amount              Value
                                                    ------------------------------------------------------------------


      Cash and equivalents                        $  7,363,943       $  7,363,943      $  2,183,735       $  2,183,735
      Accounts receivable                              141,723            141,723            59,844             59,844
      Interest receivable                              138,142            138,142           139,809            139,809
      Mortgage loans receivable                     30,462,175         30,462,175        31,275,630         31,275,630
      Bond portfolio                                 9,901,867          9,901,867         8,498,001          8,498,001
      Secured investor certificates                 25,039,000         25,039,000        19,185,000         19,185,000

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004


8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2006. Interest is charged at 1/2% over the prime rate totaling 7.75% and 5.75% at December 31, 2005 and 2004, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at December 31, 2005 and 2004. There was no interest expense related to the line of credit for December 31, 2005 and 2004, respectively.

9.  SUBSEQUENT EVENTS

The Company reserved an additional $775,000 in 2005 for one loan of which is in the process of being foreclosed. The Church's collateral is not currently sufficient with respect to the amount of the loan. The Church has not yet constructed its new worship facility with the use of its loan proceeds.

As of December 31, 2005, this Church was only two monthly mortgage payments in arrears. We received a letter from the Church that they planned to make their monthly mortgage payments when due, repay their arrearage by July 2006 while completing the construction of their new church facility. Subsequently, the Company has learned, the Church has not erected a building and has not met any of their monthly mortgage obligations.