Form 10QSB
period 2006-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2006-05-15
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2006

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

        The number of shares outstanding of the Registrant's stock as of
                              March 31, 2006 was:

                  2,551,568 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        AMERICAN CHURCH MORTGAGE COMPANY


                                                 INDEX                                            Page
                                                                                                   No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 2006 and December 31, 2005...............................3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2006 and 2005.............................. 4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2006 and 2005......................................5

                  Statement of Shareholders' Equity.................................................6

                  Notes to Financial Statements ................................................... 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............................................ 11

Item 3.  Controls and Procedures...................................................................13


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................14

Item 5.  Other Information.........................................................................14

Item 6.  Exhibits and Reports on Form 8-K .........................................................14

                  Signatures.......................................................................14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                     March 31,              December 31,
                                                                       2006                    2005
                                                                   ------------         -----------------
                                                                     (Unaudited)              (Audited)
Assets:

 Current Assets
     Cash and Cash Equivalents..............................    $     7,283,181           $     7,363,943
     Current Maturities of Loans Receivable.................            709,847                 2,455,889
     Current Maturities of Bonds Receivable.................             80,000                    89,000
     Accounts Receivable....................................             63,360                   141,723
     Interest Receivable....................................            123,504                   138,142
     Prepaid Expenses.......................................             19,744                      -0-
                                                                    ------------           --------------
         Total current assets:                                        8,279,636                10,188,697

     Loans Receivable, Net of Current Maturities & Reserves          29,213,682                28,006,286
     Other Real Estate and Real Estate Held for Sale........            909,962                   757,247
     Deferred Secure Investor Certificates Offering Costs
       net of accumulated amortization of $558,450 at
       March 2006 and $506,649 at December 31, 2005.........            884,350                   874,106
     Bond Portfolio, Net of Current Maturities..............          9,465,485                 9,812,867
     Other..................................................             60,000                    60,000
                                                                  -------------              ------------

         Total Assets:                                             $ 48,813,115              $ 49,699,203
                                                                    ===========                ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Current Maturities of Secured Investor Certificates...     $     2,396,000          $      2,249,000
     Accounts Payable.......................................             14,340                    14,340
     Accounts Payable - Related Party.......................               -0-                      5,000
     Loan Proceeds Payable..................................               -0-                  1,841,998
     Deferred Income........................................             28,805                    46,756
     Dividends Payable......................................            350,841                   366,790
                                                                     ----------                ----------
         Total Current Liabilities:.........................          2,789,986                 4,523,884

     Deferred Income, Net of Current Maturities.............            517,031                   509,846

     Secured Investor Certificates, Series A................         10,988,000                11,299,000
     Secured Investor Certificates, Series B................         12,618,000                11,491,000

     Shareholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,551,568
          as of March 31, 2006 and December 31, 2005........             25,516                    25,516
     Additional Paid in Capital.............................         23,416,468                23,416,468
     Accumulated Deficit....................................         (1,541,886)               (1,566,511)
                                                                  -------------             -------------
         Total Shareholders' Equity:                                 21,900,098                21,875,473
                                                                     ----------                ----------
         Total Liabilities and Shareholders' Equity                $ 48,813,115              $ 49,699,203
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                              March 31,        March 31,
                                                                2006             2005
                                                                ----             ----

Revenues

     Interest Income Loans...........................      $   667,152     $    695,480
     Interest Income Other...........................          242,385          173,608
     Capital Gains Realized..........................            1,632              894
     Origination Income..............................           67,121           27,143
                                                              --------         --------
         Total Revenues:                                       978,290          897,125

Expenses

     Professional Fees...............................           17,205           12,424
     Director Fees...................................            1,400            1,200
     Interest Expense................................          401,819          297,937
     Advisory Fees...................................           97,045          100,708
     Provision for Loan Loss Reserves................             -0-            39,439
     Other...........................................           85,354           62,479
                                                              --------         --------
         Total Expenses:                                       602,823          514,187

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                              --------         --------

Net Income ..........................................      $   375,467      $   382,938
                                                               =======          =======

Income Per Common Share (Basic and diluted)..........      $       .15     $        .15

Weighted Average Common Shares
      Outstanding....................................        2,551,568        2,551,568

Dividends Declared...................................      $   350,841     $    446,525

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               For the Three                 For the Three
                                                                Months Ended                  Months Ended
                                                                  March 31,                     March 31,
                                                                    2006                          2005
                                                                    ----                          ----

Cash Flows From Operating Activities

Net Income                                                   $     375,467               $       382,938
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Provision for losses on mortgage loans receivable                      -0-                        39,439
Amortization of deferred secured investor
  certificate offering costs                                        51,801                        43,496
Deferred income                                                    (10,766)                       15,505
 Change in assets and liabilities:
     Accounts receivable                                            47,813                       (19,168)
     Interest receivable                                            14,638                        (5,191)
     Accounts payable                                               (5,000)                       35,864
     Loan proceeds payable                                             -0-                       (37,726)
     Prepaid expenses                                              (19,744)                      (14,078)
                                                                  -------                        -------
         Net cash from operating activities                       454,209                        441,079

Cash Flows From Investing Activities

     Investment in mortgage loans                               (4,581,860)                   (2,437,000)
     Collections of mortgage loans                               3,156,343                       916,321
     Investment in bonds                                          (250,000)                     (907,882)
     Proceeds from bond portfolio                                  606,381                          -0-
                                                                ----------                    ----------
         Net cash used for investing activities                 (1,069,136)                   (2,428,561)

Cash Flows From Financing Activities

     Proceeds from secured investor certificates                 1,127,000                     1,137,000
     Payments on secured investor certificate maturities          (164,000)                     (104,000)
     Payments for deferred certificate offering costs              (62,045)                      (55,887)
     Dividends paid                                               (366,790)                     (478,420)
                                                                 ---------                     ---------
         Net cash from financing activities                        534,165                       498,693

     Net decrease in cash                                          (80,762)                   (1,488,789)

Cash and Cash Equivalents

     Beginning of period                                        $7,363,943                    $2,183,735
                                                                 ---------                     ---------

     End of period                                              $7,283,181                      $694,946
                                                                 =========                       =======

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                              $350,841                      $446,525
                                                                   =======                       =======

Reclassification of mortgage and accounts receivable to
 other real estate                                                $152,715                    $     -0-
                                                                   =======                       =======

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                             Additional
                                                    Common Stock               Paid-In            Accumulated
                                             Shares            Amount          Capital              Deficit

Balance, December 31, 2005                  2,551,568         $  25,516     $ 23,416,468        $  (1,566,511)

     Net Income                                                                                       375,466

     Dividends declared                                                                              (350,841)
                                            =========           =======       ==========            =========

Balance, March 31, 2006 (unaudited)         2,551,568         $  25,516     $ 23,416,468         $ (1,541,886)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2006
-------------------------------------------------------------------------------

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

The unaudited financial statements of the Company should be read in conjunction with its December 31, 2005 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At March 31, 2006, such investments were $757,121. At December 31, 2005, such investments were $3,976,573. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the Issuer at par. During the three month period ended March 31, 2006, the Company bought $250,000 of bonds at par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At

December 31, 2005, the Company reserved $880,231 for nine mortgage loans of which six are three or more mortgage payments in arrears, three of which are in the process of being foreclosed. At March 31, 2006, the Company reserved $88,580 for four mortgage loans of which are two are three or more payments in arrears, one of which is in the process of being foreclosed.

As of March 31, 2006, the Company had taken possession of real-estate on which foreclosure was imminent. The Company charged off $791,651 related to the mortgage loan on the property and reclassified the fair value of the property to other real estate. Foreclosure was completed on April 4, 2006. The Company is attempting to recover the loss through legal action.

Other Real Estate and Real Estate Held for Sale

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

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company owns and has taken possession of the church and has listed the property for sale through our local attorney.

Foreclosure was also completed on a church located in Coupland, Texas. The Company owns and has taken possession of the church's property and is in the process of listing the property for sale through a local realtor.

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

Newly Issued Pronouncements

The Company has considered the accounting pronouncements issued after December 2005 and has determined that none of these pronouncements will have a material impact on its financial statements.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2006, the Company had mortgage loans receivable totaling $30,012,109. The loans bear interest ranging from 7.95% to 12.00%. The Company also had a portfolio of secured church bonds at March 31, 2006 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 4.00% to 12.00%. The combined principal of $9,568,790 at March 31, 2006 is due at various maturity dates between June 15, 2006 and August 15, 2032.


The maturity schedule for mortgage loans and bonds receivable as of March 31, 2006 is as follows:

                                                          Mortgage Loans          Bond Portfolio

         2006                                              $     709,847           $    80,000
         2007                                                    752,218                44,000
         2008                                                    807,696                58,000
         2009                                                    840,492                47,000
         2010                                                    917,948               306,000
     Thereafter                                               25,983,908             9,033,790
                                                              ----------             ---------
                                                              30,012,109             9,568,790

     Less loan loss reserve                                      (88,580)
     Less discounts from par                                                           (23,305)
                                                              ----------             ----------

            Totals                                           $29,923,529             $9,545,485
                                                              ==========              =========

3.  SECURED INVESTOR CERTIFICATES

Secured   investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at March 31, 2006 is as follows:

                                                                         Investor Saver
                                                                           Certificates

         2006                                                           $    2,396,000
         2007                                                                2,781,000
         2008                                                                2,770,000
         2009                                                                4,764,000
         2010                                                                1,259,000
         Thereafter                                                         12,032,000
                                                                            ----------

                                                                           $26,002,000

Interest expense related to these certificates for the three months ended March 31, 2006 was $401,819.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will generally receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $129,400 for the three month period ended March 31, 2006. In addition, the Company owed the Advisor $5,000 as of December 31, 2005. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004. The Company is offering $23,000,000 principal amount of its Series B secured investor certificates. Certificates may be purchased in any multiple of $1,000. We have sold $12,618,000 of secured investor certificates as of March 31, 2006.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                              March 31, 2006              December 31, 2005
                                        -------------------------       ------------------------
                                         Carrying         Fair           Carrying        Fair
                                          Amount          Value           Amount         Value
                                         ---------      ---------        ---------     ---------

     Cash and equivalents            $   7,283,181   $  7,283,181      $ 7,363,943   $ 7,363,943
     Accounts receivable                    63,360         63,360          141,723       141,723
     Interest receivable                   123,504        123,504          138,142       138,142
     Mortgage loans receivable          29,923,529     29,523,529       30,462,175    30,462,175
     Bond portfolio                      9,545,485      9,545,485        9,901,867     9,901,867
     Secured investor certificates      26,002,000     26,002,000       25,039,000    25,039,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2006. Interest is charged at 1/2% over the prime rate totaling 8.25% at March 31, 2006. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at March 31, 2006. There was no interest expense related to the line of credit for March 31, 2006.

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

     We currently have seventy-three first mortgage loans aggregating $32,464,392 in original principal amount, one second mortgage loan of $400,000 in principal amount and $9,568,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of debt in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

     During the three month period ended March 31, 2006, our total assets decreased by $886,088 due to a reduction in the current maturities of loans receivable. During the three month period ended March 31, 2005, our total assets increased by $951,161 due primarily to the funding of new loans and sales of our secured investor certificates. Current liabilities decreased by $1,733,898 for the three month period ended March 31, 2006, due to a decrease in loan proceeds payable. Current liabilities increased by $28,312 for the three month period ended March 31, 2005, due to increased accounts payable and current maturities of secured investor certificates. Non-current liabilities increased by $823,185 and $986,436 for the three month periods ended March 31, 2006 and 2005 respectively due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 7.95% to 12.00%. As of March 31, 2006, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.81%. The Company's portfolio of bonds has an average current yield of 7.33%.

     Net income for the Company's three month periods ended March 31, 2006 and 2005 was $375,467 and $382,938 on total revenues of $978,290 and $897,125.
Interest income earned on our portfolio of loans was $667,152 and $695,480 for the three month periods ended March 31, 2006 and 2005. The decrease in 2006 was due to the repayment of mortgage loans. The increase in 2005 was due to the funding of additional mortgage loans. Interest expense was $401,819 and $297,937 for the three month periods ended March 31, 2006 and 2005. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended March 31, 2006 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of March 31, 2006 and 2005, we had origination income of $56,355 and $42,648 during the first three months of the fiscal year.

     Our Board of Directors declared dividends of $.1375 for each share held of record on March 31, 2006. The dividend, which was paid April 28, 2006 represents a 5.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the three month period ended March 31, 2006 are primarily comprised of dividends declared as of March 31, 2006 but not yet paid, accounts payable and our secured investor certificates.

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

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 8.25% at March 31, 2006. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of March 31, 2006. During the three month period ended March 31, 2006 we had no interest expense relating to this line of credit.

     For the period ended March 31, 2006 cash from operating activities increased to $454,209 from $441,079 from the comparative period ended March 31, 2005, due to timing differences in collection of assets and payment of liabilities.

     For the period ended March 31, 2006 cash used for investing activities decreased to $1,069,136 from $2,428,561 from the comparative period ended March 31, 2005, primarily due to an increase in collections of mortgage loans and proceeds from bonds.

     For the period ended March 31, 2006 cash from financing activities increased to $534,165 from $498,693 from the comparative period ended March 31, 2005, primarily due to a decrease in dividends paid.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2006. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

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

         b) Reports on Form 8-K

              The Company did not file any reports during the three months ended March 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    May 15, 2006


                        AMERICAN CHURCH MORTGAGE COMPANY



                      By:    /s/ Philip J. Myers
                                 ---------------
                                 Philip J. Myers
                                 Chief Executive Officer
                                 and Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

     1. I have reviewed this quarterly form 10-QSB of the Company for the period ended March 31, 2006.

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

Dated: May 15, 2006

                                        By:  /s/  Philip J. Myers
                                             -----------------------------------
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Dated:      May 15, 2006                     By:    /s/ Philip J. Myers
            ------------                            ---------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer





































file:i:\form10qks\10q1st06.wpd