Form 10QSB
period 2006-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2006-08-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended June 30, 2006

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

        The number of shares outstanding of the Registrant's stock as of
                               June 30, 2006 was:

                  2,545,602 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                Page
                                                                            No.



                                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 2006 and December 31, 2005..........3

                  Statements of Operations
                    Six Month Periods Ended June 30, 2006 and 2005............4
                    Interim Three Month Periods Ending
                           June 30, 2006 and 2005.............................4

                  Statements of Cash Flows
                    Six Months Ended June 30, 2006 and 2005...................5

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

Item 3.  Controls and Procedures..............................................13


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................14

         Signatures...........................................................14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                     June 30,              December 31,
                                                                       2006                    2005
                                                                   ------------         -----------------
                                                                     (Unaudited)              (Audited)
Assets:

 Current Assets
     Cash and Cash Equivalents..............................    $     6,371,169            $     7,363,943
     Current Maturities of Loans Receivable.................            723,893                  2,455,889
     Current Maturities of Bonds Receivable.................             80,000                     89,000
     Accounts Receivable....................................             66,794                    141,723
     Interest Receivable....................................            142,875                    138,142
     Prepaid Expenses.......................................              6,250                        -0-
                                                                     ----------                 ----------
         Total current assets:                                        7,390,981                 10,188,697

     Loans Receivable, Net of Current Maturities & Reserves          30,904,435                 28,006,286
     Other Real Estate and Real Estate Held for Sale........            902,962                    757,247
     Deferred Secure Investor Certificates Offering Costs
       net of accumulated amortization of $611,263 at
       June 2006 and $506,649 at December 31, 2005..........            896,850                    874,106
     Bond Portfolio, Net of Current Maturities..............          9,494,528                  9,812,867
     Other..................................................             60,000                     60,000
                                                                     ----------                 ----------

         Total Assets:                                             $ 49,649,756             $   49,699,203
                                                                    ===========                 ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Current Maturities of Secured Investor Certificates...     $     3,043,000          $      2,249,000
     Accounts Payable.......................................             17,840                    14,340
     Accounts Payable - Related Party.......................               -0-                      5,000
     Loan Proceeds Payable..................................               -0-                  1,841,998
     Deferred Income........................................             29,134                    46,756
     Dividends Payable......................................            350,777                   366,790
                                                                     ----------                ----------
         Total Current Liabilities:.........................          3,440,751                 4,523,884

     Deferred Income, Net of Current Maturities.............            546,438                   509,846

     Secured Investor Certificates, Series A................          9,906,000                11,299,000
     Secured Investor Certificates, Series B................         13,942,000                11,491,000

     Shareholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,545,602
          as of June 30, 2006 and 2,551,568 as of December
          31, 2005..........................................             25,456                    25,516
     Additional Paid in Capital.............................         23,366,086                23,416,468
     Accumulated Deficit....................................         (1,576,975)               (1,566,511)
                                                                     ----------                ----------
         Total Shareholders' Equity:                                 21,814,567                21,875,473
                                                                     ----------                ----------
         Total Liabilities and Shareholders' Equity                $ 49,649,756              $ 49,699,203
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
--------------------------------------------------------------------------------
UNAUDITED STATEMENTS OF OPERATIONS

                                                                 Six Months Ended                 Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               2006              2005              2006            2005
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................       $1,344,431       $1,408,367         $ 677,280        $ 712,887
     Interest Income Other...........................          502,864          363,069           260,478          189,460
     Capital Gains Realized..........................            2,674            4,719             1,043            3,825
     Origination Income..............................          100,048           57,613            32,927           30,470
                                                             ---------        ---------           -------          -------
         Total Revenues:                                     1,950,017        1,833,768           971,728          936,642

Expenses
     Professional fees...............................           39,352           20,661            22,147            8,237
     Director fees...................................            2,800            2,800             1,400            1,600
     Interest Expense................................          833,277          622,203           431,457          324,266
     Advisory Fees...................................          187,248          203,897            90,203          103,189
     Provision for loan loss reserves................            8,682           85,218             8,682           45,779
     Real estate impairment reserve..................            7,000             -0-              7,000            - 0 -
     Amortization offering expenses..................          104,613           89,171            52,813           45,675
     Other...........................................           75,890           47,502            42,336           28,518
                                                             ---------        ---------           -------          -------
         Total Expenses:                                     1,258,862        1,071,452           656,038          557,267
                                                             ---------        ---------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                             ---------        ---------           -------          -------

Net Income...........................................        $ 691,155      $   762,316         $ 315,602        $ 379,378
                                                               =======          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .27            $ .30             $ .12            $ .15

Weighted Average Common Shares
     Outstanding.....................................        2,545,602        2,551,568         2,545,602        2,551,568


Dividends Declared...................................      $   701,619      $   861,156         $ 350,777        $ 414,631

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                For the Six                   For the Six
                                                                Months Ended                  Months Ended
                                                                  June 30,                      June 30,
                                                                   2006                          2005
                                                                   ----                          ----

Cash Flows From Operating Activities

Net Income                                                  $     691,155                $       762,316
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Impairment loss on real estate                                      7,000                            -0-
Provision for losses on mortgage loans receivable                   8,692                         85,218
Amortization of deferred secured investor
  certificate offering costs                                      104,614                         89,171
Deferred income                                                    18,970                          5,824
 Change in assets and liabilities:
     Accounts receivable                                           44,378                        (67,173)
     Interest receivable                                           (4,733)                        (7,085)
     Accounts payable                                              (1,500)                        (8,382)
     Loan proceeds payable                                            -0-                         (6,116)
     Prepaid expenses                                              (6,250)                        (9,386)
                                                                 --------                       ---------
         Net cash from operating activities                       862,316                        844,387

Cash Flows From Investing Activities

     Investment in mortgage loans                               (7,893,654)                   (4,679,510)
     Collections of mortgage loans                               4,754,656                     2,617,375
     Investment in bonds                                          (300,000)                   (1,095,000)
     Proceeds from bond portfolio                                  627,339                       178,617
                                                                ----------                    ----------
         Net cash used for investing activities                 (2,811,659)                   (2,978,518)

Cash Flows From Financing Activities

     Proceeds from secured investor certificates                 2,564,000                     2,856,000
     Payments on secured investor certificate maturities          (712,000)                     (414,000)
     Payments for deferred certificate offering costs             (127,358)                     (123,677)
     Stock redemptions                                             (50,442)                           -0-
     Dividends paid                                               (717,631)                     (924,945)
                                                                 ---------                     ---------
         Net cash from financing activities                        956,569                     1,393,378

     Net decrease in cash                                         (992,774)                     (740,753)

Cash and Cash Equivalents
     Beginning of period                                        $7,363,943                    $2,183,735
                                                                 ---------                     ---------

     End of period                                              $6,371,169                    $1,442,982
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                              $350,777                       $414,631
     Bonds purchased in accounts payable                      $        -0-                       $224,000
     Mortgage loans reclassified to real estate held for sale     $152,715                       $339,095

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                          Additional
                                                    Common Stock            Paid-In             Accumulated
                                             Shares            Amount       Capital               Deficit

Balance, December 31, 2005                  2,551,568        $ 25,516   $ 23,416,468         $  (1,566,511)

     Repurchase of 5,966 shares of
             common stock                     (5,966)            (60)        (50,382)

     Net Income                                                                                    691,155

     Dividends declared                                                                           (701,619)
                                            =========        ======       ==========              ========

Balance, June 30, 2006 (unaudited)          2,545,602      $ 25,456     $ 23,366,086          $ (1,576,975)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2006
-------------------------------------------------------------------------------

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

The Company maintains its accounts primarily at three financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At June 30, 2006, such investments were $615,791. At December 31, 2005, such investments were $3,976,573. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the Issuer at par. During the six month period ended June 30, 2006, the Company bought $300,000 of bonds at par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2005, the Company reserved $880,231 for nine mortgage loans of which six are three or more mortgage payments in arrears, three of which were in the process of being foreclosed.

At June 30, 2006, the Company reserved $97,262 for eight mortgage loans of which three are three or more payments in arrears, one of which is in the process of being foreclosed.

As of June 30, 2006, the Company had taken possession of real-estate on which it foreclosed. In 2005, the Company charged off $791,651 related to the mortgage loan on the property and reclassified the fair value of the property to other real estate. Foreclosure was completed on April 4, 2006. The Company is attempting to recover its loan loss through legal action.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2006, the Company had mortgage loans receivable totaling $31,725,590. The loans bear interest ranging from 7.95% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2006 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 4.00% to 12.00%. The combined principal of $9,596,790 at June 30, 2006 is due at various maturity dates between September 15, 2006 and August 15, 2032.

The maturity schedule for mortgage loans and bonds receivable as of June 30, 2006 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2006                                              $     723,893           $    80,000
         2007                                                    753,087                31,000
         2008                                                    808,617                58,000
         2009                                                    841,468                47,000
         2010                                                    918,981               306,000
     Thereafter                                               27,679,544             9,074,790
                                                              ----------             ---------
                                                              31,725,590             9,596,790

     Less loan loss reserve                                      (97,262)
     Less discounts from par                                                           (22,262)
                                                              ----------             ---------

            Totals                                           $31,628,328            $9,574,528
                                                              ==========             =========

3.  SECURED INVESTOR CERTIFICATES

Secured   investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at June 30, 2006 is as follows:


                                                                         Investor Saver
                                                                           Certificates

         2006                                                           $    3,043,000
         2007                                                                1,446,000
         2008                                                                2,775,000
         2009                                                                4,840,000
         2010                                                                1,305,000
         Thereafter                                                         13,482,000
                                                                            ----------
                                                                           $26,891,000

Interest expense related to these certificates for the six months ended June 30, 2006 was $833,277.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will generally receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $268,691 for the six month period ended June 30, 2006. In addition, the Company owed the Advisor $5,000 as of December 31, 2005. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004. The Company is offering $23,000,000 principal amount of its Series B secured investor certificates. Certificates may be purchased in any multiple of $1,000. We have sold $14,055,000 of secured investor certificates as of June 30, 2006.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                             June 30, 2006                 December 31, 2005
                                     ------------------------------    --------------------------
                                         Carrying          Fair          Carrying         Fair
                                          Amount           Value          Amount          Value
                                        ----------      ---------        ---------     ---------

     Cash and equivalents            $   6,371,169    $ 6,371,169      $ 7,363,943   $ 7,363,943
     Accounts receivable                    66,794         66,794          141,723       141,723
     Interest receivable                   142,875        142,875          138,142       138,142
     Mortgage loans receivable          31,628,328     31,628,328       30,462,175    30,462,175
     Bond portfolio                      9,574,528      9,574,528        9,901,867     9,901,867
     Secured investor certificates      26,891,000     26,891,000       25,039,000    25,039,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2006. Interest is charged at 1/2% over the prime rate totaling 8.75% at June 30, 2006. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at June 30, 2006. There was no interest expense related to the line of credit for June 30, 2006.

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

     We currently have seventy-five first mortgage loans aggregating $34,297,392 in original principal amount, one second mortgage loan of $400,000 in principal amount and $9,596,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of debt in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

     During the six month period ended June 30, 2006, our total assets decreased by $49,447 due to a reduction in the bond portfolio. During the six month period ended June 30, 2005, our total assets increased by $2,494,697 due primarily to sales of our secured investor certificates. Current liabilities decreased by $1,083,133 for the six month period ended June 30, 2006, due to a decrease in loan proceeds payable offset by $800,000 increase in the current maturities of Secured Investor Certificates. Current liabilities increased by $516,226 for the six month period ended June 30, 2005, due to an increase in current maturities of secured investor certificates. Non-current liabilities increased by $1,094,592 and $2,077,311 for the six month periods ended June 30, 2006 and 2005 respectively due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 7.95% to 10.25%. As of June 30, 2006, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.78%. The Company's portfolio of bonds has an average current yield of 7.33%.

     Net income for the Company's six month periods ended June 30, 2006 and 2005 was $691,155 and $762,316 on total revenues of $1,950,017 and $1,833,768.
Interest income earned on our portfolio of loans was $1,344,431 and $1,408,367 for the six month periods ended June 30, 2006 and 2005. The decrease in 2006 was due to the repayment of mortgage loans. The increase in 2005 was due to the funding of additional mortgage loans and purchase of first mortgage bonds. Interest expense was $833,277 and $622,203 for the six month periods ended June 30, 2006 and 2005. The increase was due to the sale of additional secured investor certificates. Net income for the Company's three month periods ended June 30, 2006 and 2005 was $315,602 and $379,378 on total revenues of $971,728 and $936,642. Interest income earned on our portfolio of loans was $677,280 and $712,887 for the three month periods ended June 30, 2006 and 2005 respectively. The decrease in 2006 was due to the repayment of mortgage loans. The increase in 2005 was due to the funding of additional mortgage loans. Interest expense was $431,457 and $324,266 for the three month periods ended June 30, 2006 and 2005. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended June 30, 2006 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of June 30, 2006 and 2005, we had origination income of $100,048 and $57,613 during the first six months of the fiscal year.

     Our Board of Directors declared dividends of $.1375 for each share held of record on June 30, 2006. The dividend, which was paid July 31, 2006 represents a 5.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the six month period ended June 30, 2006 are primarily comprised of dividends declared as of June 30, 2006 but not yet paid, deferred income, accounts payable and our secured investor certificates.

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

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 8.75% at June 30, 2006. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of June 30, 2006. During the six month period ended June 30, 2006 we had no interest expense relating to this line of credit.

     For the period ended June 30, 2006 cash from operating activities increased to $862,316 from $844,387 from the comparative period ended June 30, 2005, primarily due to the collection of accounts receivable and deferred income.

     For the period ended June 30, 2006 cash used for investing activities decreased to $2,811,659 from $2,978,518 from the comparative period ended June 30, 2005, primarily due to an increase in collections of mortgage loans and proceeds from bonds.

     For the period ended June 30, 2006 cash from financing activities decreased to $956,569 from $1,393,378 from the comparative period ended June 30, 2005, primarily due to a decrease in sales of and increased payments on secured investor certificates.

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

     We currently have two loans totaling $637,814 in principal amount outstanding that are two or more mortgage payments in arrears. The first loan has a balance outstanding of $268,842 and is located in Dallas, Texas. The Church has entered into an agreement to sell its property to another congregation and closing is expected to occur on or about August 15, 2006. We are providing financing to the congregation that is purchasing the building and all arrearages will be settled at closing. The second loan has a balance of $368,972 and is located in Raleigh, North Carolina. The Church missed two mortgage payments in 2005. The Church has not missed any mortgage payments in 2006. The Church is planning to bring its mortgage payments current through a fund-raising plan. The Church has not yet completed their fund-raising campaign and have not yet brought their account current.

     We currently have three loans totaling $1,260,425 in which foreclosure is imminent. The first loan, located in Dayton, Ohio, has a balance outstanding of $420,393. The Church has not made a mortgage payment since November 2004. Foreclosure will be completed in the third quarter of 2006, whereupon the building will be listed for sale through a local realtor. The second loan, located in Cincinnati, Ohio, has a balance outstanding of $420,148. We have engaged legal counsel and are beginning the foreclosure process. The Church is currently using the facility but has not adhered to its restructured re-payment plan. We have experienced long delays in the state of Ohio with respect to foreclosures, and have suspended mortgage lending in the state of Ohio due to this experience. The third loan, located in Chicago, Illinois, has a balance outstanding of $419,884. The Church has missed six mortgage payments. We have engaged legal counsel and are foreclosing on the property.

     We currently have four properties totaling $1,889,124 that we have taken possession of through foreclosure. The first loan, located in Battle Creek, Michigan, has a balance outstanding of $216,352. We have entered into an agreement to sell this property and plan on closing during the third quarter of 2006. We have reserved $119,000 against this balance outstanding and believe this will approximate our loss. The second loan, located in Tyler, Texas, has a balance outstanding of $339,095. The property is secured and currently unoccupied. We have listed the property for sale through a local realtor for $340,000. In addition, we are pursuing collection on four personal guarantees totaling $40,000. The third property, located in Cleveland, Ohio, has a balance outstanding of $401,152. The Church building is secure and currently unoccupied. We received a deed in lieu of foreclosure and are working on listing the property for sale through a local realtor. The fourth property, located in Coupland, Texas, has a balance outstanding of $932,525. We have taken possession of an 11.1 acre parcel of land valued at $165,000. We provided financing to the Church to construct a new worship facility on the property. The Church building was never constructed and we have filed a civil lawsuit against the Church, the Pastor, the Board of Directors of the Church and the Church's contractor for unaccounted monies for construction of the new worship facility. The Company has recorded real estate held for sale of $902,962 for this property.

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2006. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Our annual meeting of shareholders was held on May 31, 2006. We requested all our shareholders to vote on:

     (i) the re-election of our board of directors until the next annual election and until their successors are duly elected and qualified.

     (ii) to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P as our independent auditors for the year ending December 31, 2006.

     All of our directors were re-elected and Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent auditors for the year ending December 31, 2006. There were no broker non-votes in either of the proposals.


Final Proxy Votes for Annual Meeting Held Wednesday, May 31, 2006

Proposal #1    Election of Directors
                                         For    Percentage   Withheld   Percentage                             Total Shares Voted
               Philip J. Myers        1,203,476   47.17%      60,936       2.39%                                   1,264,412
               Kirbyjon H. Caldwell   1,201,832   47.10%      62,580       2.45%                                   1,264,412
               Robert O. Naegele, Jr. 1,199,743   47.02%      64,669       2.53%                                   1,264,412
               Dennis J. Doyle        1,198,032   46.95%      66,380       2.60%                                   1,264,412
               Michael G. Holmquist   1,198,332   46.96%      66,080       2.59%                                   1,264,412

Proposal #2    Proposal to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Independent
               Auditors of the Corporation for the Year Ended December 31, 2006

                                         For    Percentage    Against   Percentage     Abstain  Percentage
                                      1,213,157   47.55%       2,300       0.09%       48,955       1.92%          1,264,412

               Percentage that voted:          49.55%
               Outstanding voteable shares:    2,551,568

Item 5. Other Information

         Not Applicable

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

         Dated:    August 14, 2006

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

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

               I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

               1. I have reviewed this quarterly form 10-QSB of the Company for the period ended June 30, 2006.

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

         Dated:      August 14, 2006

                                              By:  /s/  Philip J. Myers
                                                   ----------------------------
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



         Dated:     August 14, 2006             By:    /s/ Philip J. Myers
                   ----------------             --------------------------------
                                                 Chief Executive Officer and
                                                 Chief Financial Officer