Form 10QSB
period 2006-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2006-11-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                For the Quarterly Period Ended September 30, 2006

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

        The number of shares outstanding of the Registrant's stock as of
                            September 30, 2006 was:

                  2,521,664 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                         AMERICAN CHURCH MORTGAGE COMPANY



                                                  INDEX                    Page
                                                                            No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets September 30, 2006 and December 31, 2005......3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 2006 and 2005......4
                    Interim Three Month Periods Ending
                           September 30, 2006 and 2005.........................4

                  Statements of Cash Flows
                    Nine Months Ending September 30, 2006 and 2005.............5

                  Statement of Shareholders' Equity............................6

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

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................14

         Signatures...........................................................14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    September 30,           December 31,
                                                                         2006                    2005
                                                                     ----------               ---------
                                                                     (Unaudited)              (Audited)
Assets:

 Current Assets
     Cash and Cash Equivalents..............................    $     1,420,348            $     7,363,943
     Current Maturities of Loans Receivable.................          3,191,480                  2,455,889
     Current Maturities of Bonds Receivable.................             67,000                     89,000
     Accounts Receivable....................................            150,289                    141,723
     Interest Receivable....................................            157,763                    138,142
     Prepaid Expenses.......................................             10,409                        -0-
                                                                     ----------                 ----------
         Total current assets:                                        4,997,289                 10,188,697

     Loans Receivable, Net of Current Maturities & Reserves          32,775,408                 28,006,286
     Real Estate Held for Sale..............................          1,323,355                    757,247
     Deferred Secured Investor Certificates Offering Costs
       net of accumulated amortization of $664,261 at
       September 2006 and $506,649 at December 31, 2005.....            877,268                    874,106
     Bond Portfolio, Net of Current Maturities..............          9,496,006                  9,812,867
     Other..................................................             60,000                     60,000
                                                                     ----------                -----------

         Total Assets:                                             $ 49,529,326               $ 49,699,203
                                                                     ==========                 ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Current Maturities of Secured Investor Certificates...     $     3,143,000          $      2,249,000
     Accounts Payable.......................................             14,140                    14,340
     Accounts Payable - Related Party.......................             32,345                     5,000
     Loan Proceeds Payable..................................               -0-                  1,841,998
     Deferred Income........................................             52,975                    46,756
     Dividends Payable......................................            386,238                   366,790
                                                                      ---------                 ---------
         Total Current Liabilities:.........................          3,628,698                 4,523,884

     Deferred Income, Net of Current Maturities.............            571,124                   509,846

     Secured Investor Certificates, Series A................          9,227,000                11,299,000
     Secured Investor Certificates, Series B................         14,562,000                11,491,000

     Shareholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and Outstanding 2,521,664
          as of September 30, 2006 and 2,551,568 as of
          December 31, 2005.................................             25,217                    25,516
     Additional Paid in Capital.............................         23,160,625                23,416,468
     Accumulated Deficit....................................         (1,645,338)               (1,566,511)
                                                                     ----------                ----------
         Total Shareholders' Equity:                                 21,540,504                21,875,473
                                                                     ----------                ----------
         Total Liabilities and Shareholders' Equity                $ 49,529,326              $ 49,699,203
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------




                                                                Nine Months Ended                Three Months Ended
                                                          September 30,    September 30,     September 30,   September 30,
                                                               2006              2005              2006            2005
                                                             --------          --------          --------       ---------


Revenues
     Interest Income Loans...........................       $2,050,996       $2,093,899         $ 706,564        $ 685,532
     Interest Income Other...........................          742,583          574,524           239,720          211,455
     Capital Gains Realized..........................            3,317            6,668               643            1,949
     Origination Income..............................          120,629          143,930            20,581           86,318
                                                            ----------       ----------           -------         --------
         Total Revenues:                                     2,917,525        2,819,021           967,508          985,254

Expenses
     Professional fees...............................           50,860           35,326            11,508           14,665
     Director fees...................................            4,000            4,000             1,200            1,200
     Interest Expense................................        1,276,058          986,554           442,781          364,352
     Advisory Fees...................................          277,113          300,175            89,865           96,279
     Provision for loan loss reserves................            8,682           85,218             - 0 -            - 0 -
     Real estate impairment reserve..................            7,000             -0-              - 0 -            - 0 -
     Amortization offering expenses..................          157,612          136,944            52,998           47,772
     Other...........................................          127,170           75,960            51,281           28,458
                                                              --------         --------          --------         --------
         Total Expenses:                                     1,908,495        1,624,177           649,633          552,726
                                                             ---------        ---------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                            ----------       ----------        ----------        ---------

Net Income...........................................      $ 1,009,030      $ 1,194,844         $ 317,875        $ 432,528
                                                             =========        =========          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .40            $ .47             $ .13            $ .17

Weighted Average Common Shares
     Outstanding.....................................        2,539,379        2,551,568         2,539,379        2,551,568


Dividends Declared...................................      $ 1,087,857      $ 1,211,801         $ 386,238        $ 350,645

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                              For the Nine                  For the Nine
                                                               Months Ended                 Months Ended
                                                              September 30,                 September 30,
                                                                 2006                           2005
                                                                 ----                           ----

Cash Flows From Operating Activities

Net Income                                                 $    1,009,030                $     1,194,844
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Impairment loss on real estate                                      7,000                            -0-
Provision for losses on mortgage loans receivable                   8,682                         85,218
Amortization of deferred secured investor
  certificate offering costs                                      157,612                        136,943
Deferred income                                                    67,497                        (69,661)
 Change in assets and liabilities:
     Accounts receivable                                          (39,116)                       (42,882)
     Interest receivable                                          (19,621)                         5,871
     Accounts payable                                              27,145                         (8,782)
     Loan proceeds payable                                            -0-                        (37,726)
     Prepaid expenses                                             (10,409)                        (4,693)
                                                                ---------                      ---------
         Net cash from operating activities                     1,207,820                      1,259,132

Cash Flows From Investing Activities

     Investment in mortgage loans                              (14,867,005)                   (5,683,479)
     Collections of mortgage loans                               6,969,054                     6,704,200
     Investment in bonds                                          (306,850)                   (1,355,000)
     Proceeds from bond portfolio                                  645,711                       200,681
                                                                ----------                     ---------
         Net cash used for investing activities                 (7,559,090)                     (133,598)

Cash Flows From Financing Activities

     Proceeds from secured investor certificates                 3,211,000                     5,282,000
     Payments on secured investor certificate maturities        (1,318,000)                     (606,000)
     Payments for deferred certificate offering costs             (160,774)                     (240,761)
     Stock redemptions                                            (256,143)                           -0-
     Dividends paid                                             (1,068,408)                   (1,339,576)
                                                                 ---------                     ---------
         Net cash from financing activities                        407,675                     3,095,663

     Net increase (decrease) in cash                            (5,943,595)                    4,221,197

Cash and Cash Equivalents
     Beginning of period                                        $7,363,943                    $2,183,735
                                                                 ---------                     ---------

     End of period                                              $1,420,348                    $6,404,932
                                                                 =========                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                              $386,238                       $350,645

     Mortgage loans reclassified to real
     estate held for sale                                         $573,108                   $      - 0 -

Notes to Financial Statements are an integral part of this Statement


AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                             Additional
                                                     Common Stock              Paid-In             Accumulated
                                             Shares            Amount          Capital               Deficit

Balance, December 31, 2005                 2,551,568       $    25,516      $ 23,416,468         $  (1,566,511)

     Repurchase of 29,904 shares of
             common stock                    (29,904)             (299)         (255,843)

     Net Income                                                                                      1,009,030

     Dividends declared                                                                             (1,087,857)
                                           =========            =======       ==========            ==========

Balance, September 30, 2006                2,521,664          $ 25,217      $ 23,160,625          $ (1,645,338)
     (unaudited)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2006
--------------------------------------------------------------------------------

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

The Company maintains its accounts primarily at three financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At September 30, 2006, such investments were $189,345. At December 31, 2005, such investments were $3,976,573. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the Issuer at par. During the nine month period ended September 30, 2006, the Company bought $302,000 of bonds at par and $5,000 of bonds below par.

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

At September 30, 2006, the Company reserved $97,262 for nine mortgage loans of which three are three or more payments in arrears, two of which are in the process of being foreclosed.

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

Foreclosure was completed on a church located in Dayton, Ohio. The Company owns and has taken possession of the church's property. The property is secured and has been listed for sale through a local realtor.

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

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may at our complete discretion repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans. As of September 30, 2006 the Company has repurchased 29,904 shares at an average price of $8.87 per share.

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2006, the Company had mortgage loans receivable totaling $36,064,150. The loans bear interest ranging from 7.65% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2006 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 4.25% to 12.00%. The combined principal of $9,584,790 at September 30, 2006 is due at various maturity dates between December 15, 2006 and August 15, 2032.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2006 is as follows:

                                                           Mortgage Loans          Bond Portfolio

         2006                                            $     3,191,480           $    67,000
         2007                                                  3,188,746                25,000
         2008                                                  1,449,038                58,000
         2009                                                    855,450                47,000
         2010                                                    934,293               306,000
     Thereafter                                               26,445,143              9,081,790
                                                              ----------              ---------
                                                              36,064,150              9,584,790

     Less loan loss reserve                                      (97,262)
     Less discounts from par                                                            (21,784)
                                                               ---------              ---------

            Totals                                            $35,966,888            $9,563,006
                                                               ==========             =========

3.  SECURED INVESTOR CERTIFICATES

Secured   investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at September 30, 2006 is as follows:

                                                                          Investor Saver
                                                                           Certificates

         2006                                                           $    3,143,000
         2007                                                                  636,000
         2008                                                                2,791,000
         2009                                                                4,881,000
         2010                                                                1,387,000
         Thereafter                                                         14,094,000
                                                                            ----------

                                                                           $26,932,000

Interest expense related to these certificates for the nine months ended September 30, 2006 was $1,276,058.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will generally receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $403,000 for the nine month period ended September 30, 2006. In addition, the Company owed the Advisor $5,000 as of December 31, 2005 and $32,345 as of September 30, 2006. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004. The Company is offering $23,000,000 principal amount of its Series B secured investor certificates. Certificates may be purchased in any multiple of $1,000. We have sold $14,693,000 of secured investor certificates as of September 30, 2006.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                            September 30, 2006               December 31, 2005
                                        -------------------------        ------------------------
                                         Carrying         Fair            Carrying         Fair
                                          Amount         Value             Amount          Value
                                        ----------      ---------        ---------      ---------

     Cash and equivalents            $   1,420,348    $ 1,420,348      $ 7,363,943   $ 7,363,943
     Accounts receivable                   150,289        150,289          141,723       141,723
     Interest receivable                   157,763        157,763          138,142       138,142
     Mortgage loans receivable          35,966,888     35,966,888       30,462,175    30,462,175
     Bond portfolio                      9,563,006      9,563,006        9,901,867     9,901,867
     Secured investor certificates      26,932,000     26,932,000       25,039,000    25,039,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, subject to certain borrowing base limitations, through August 1, 2007. Interest is charged at 1/2% over the prime rate totaling 8.75% at September 30, 2006. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was no balance outstanding at September 30, 2006. There was no interest expense related to the line of credit for September 30, 2006.

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

     We currently have seventy-eight first mortgage loans aggregating $39,160,179 in original principal amount, one second mortgage loan of $400,000 in principal amount and $9,584,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) the sale of debt in our current and future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

     During the nine month period ended September 30, 2006, our total assets decreased by $169,877 due to a reduction in the bond portfolio. During the nine month period ended September 30, 2005, our total assets increased by $4,415,099 due primarily to sales of our secured investor certificates. Current liabilities decreased by $895,186 for the nine month period ended September 30, 2006, due to a decrease in loan proceeds payable offset by $894,000 increase in the current maturities of Secured Investor Certificates. Current liabilities increased by $606,248 for the nine month period ended September 30, 2005, due to an increase in current maturities of secured investor certificates. Non-current liabilities increased by $1,060,278 and $3,825,808 for the nine month periods ended September 30, 2006 and 2005 respectively due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 7.65% to 12.00%. As of September 30, 2006, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.71%. The Company's portfolio of bonds has an average current yield of 7.34%.

     Net income for the Company's nine month periods ended September 30, 2006 and 2005 was $1,009,030 and $1,194,844 on total revenues of $2,917,525 and
$2,819,021. Interest income earned on our portfolio of loans was $2,050,996 and $2,093,899 for the nine month periods ended September 30, 2006 and 2005. The decrease in 2006 was due to the repayment of mortgage loans and an increase in non-performing loans. The increase in 2005 was due to the funding of additional mortgage loans. Interest expense was $1,276,058 and $986,554 for the nine month periods ended September 30, 2006 and 2005. The increase was due to the sale of additional secured investor certificates. Net income for the Company's three month periods ended September 30, 2006 and 2005 was $317,875 and $432,528 on total revenues of $967,508 and $985,259. Interest income earned on our portfolio of loans was $706,564 and $685,532 for the three month periods ended September 30, 2006 and 2005 respectively. The increase in 2006 and 2005 was due primarily to the funding of additional mortgage loans. Interest expense was $442,781 and $364,352 for the three month periods ended September 30, 2006 and 2005. The increase was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended September 30, 2006 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of September 30, 2006 and 2005, we had origination income of $120,629 and $143,930 during the first nine months of the fiscal year.

     Our Board of Directors declared dividends of $.153125 for each share held of record on September 30, 2006. The dividend, which was paid October 31, 2006 represents a 6.125% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the nine month period ended September 30, 2006 are primarily comprised of dividends declared as of September 30, 2006 but not yet paid, deferred income, accounts payable and our secured investor certificates.

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

     On March 18, 2002 we obtained a $2,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 8.75% at September 30, 2006. The line of credit is collateralized by the mortgage secured bonds we own. We have no outstanding balance on our line of credit as of September 30, 2006. During the nine month period ended September 30, 2006 we had no interest expense relating to this line of credit.

     For the period ended September 30, 2006 cash from operating activities decreased to $1,207,820 from $1,259,132 from the comparative period ended September 30, 2005, primarily due to an increase in deferred income.

     For the period ended September 30, 2006 cash used for investing activities increased to $7,559,090 from $133,598 from the comparative period ended
September 30, 2005, primarily due to an increase in investments in mortgage loans.

     For the period ended September 30, 2006 cash from financing activities decreased to $407,675 from $3,095,663 from the comparative period ended September 30, 2005, primarily due to a decrease in sales of secured investor certificates and an increase in maturing secured investor certificates.

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable, bond portfolio and real estate held for sale involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of the substantial activity/turnover in this portfolio. We estimate the fair value of the bond portfolio to be the same as the carrying value because, there is no ready public market for these bonds and the bonds are callable at anytime by the issuer at par. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value.

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

     We currently have three loans totaling $1,487,871 in principal amount outstanding that are two or more mortgage payments in arrears. The first loan has a balance outstanding of $617,122 and is located in Baton Rouge, Louisiana. The Church is adhering to a repayment plan all payments in arrears will be repaid by March of 2007. The second loan has a balance outstanding of $501,777. The Church is adhering to a repayment plan and all payments in arrears will be repaid by February 2007. The third loan has a balance of $368,972 and is located in Raleigh, North Carolina. The Church missed two mortgage payments in 2005. The Church has not missed any mortgage payments in 2006. The Church is planning to bring its mortgage payments current through a fund-raising plan. The Church has not yet completed their fund-raising campaign and have not yet brought their account current.

     We currently have two loans totaling $840,032 in which foreclosure is imminent. The first loan, located in Cincinnati, Ohio, has a balance outstanding of $420,148. We have engaged legal counsel and are beginning the foreclosure process. The Church is currently using the facility but has not adhered to its restructured re-payment plan. We have experienced long delays in the state of Ohio with respect to foreclosures, and have suspended mortgage lending in the state of Ohio due to this experience. The second loan, located in Chicago, Illinois, has a balance outstanding of $419,884. The Church has missed eight mortgage payments. We have engaged legal counsel and are foreclosing on the property.

     We currently have five properties totaling $2,321,358 that we have taken possession of through foreclosure. The first loan, located in Battle Creek, Michigan, has a balance outstanding of $216,352. The property is secured and is listed for sale through a local realtor. The second loan, located in Tyler, Texas, has a balance outstanding of $339,095. The property is secured and currently unoccupied. We have listed the property for sale through a local realtor for $340,000. In addition, we are pursuing collection on four personal guarantees totaling $40,000. The third property, located in Cleveland, Ohio, has a balance outstanding of $401,152. The Church building is secure and currently unoccupied. We received a deed in lieu of foreclosure and are working on listing the property for sale through a local realtor. The fourth property, located in Coupland, Texas, has a balance outstanding of $932,525. We have taken possession of an 11.1 acre parcel of land valued at $165,000. We provided financing to the Church to construct a new worship facility on the property. The Church building was never constructed and we have filed a civil lawsuit against the Church, the Pastor, the Board of Directors of the Church and the Church's contractor for unaccounted monies for construction of the new worship facility. The fifth loan, located in Dayton, Ohio, has a balance outstanding of $420,393. The property is secured and we have listed it for sale through a local realtor.

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2006. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.


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

         Dated:    November 14, 2006

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

                                                                    Exhibit 31.1


                                                     OFFICER'S CERTIFICATE

                                                    PURSUANT TO SECTION 302

I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

     1. I have reviewed this quarterly form 10-QSB of the Company for the period ended September 30, 2006.

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

         Dated:     November 14, 2006

                                                  By:  /s/  Philip J. Myers
                                                       --------------------
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.   The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operation of the Company.



Dated:     November 14, 2006             By:    /s/ Philip J. Myers
           -----------------                    --------------------
                                                Chief Executive Officer and
                                                Chief Financial Officer