Form 10KSB
period 2006-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2007-03-30
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

-------------------------------------------------------------------------------


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006
       or

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

              Revenues for its most recent fiscal year: $3,927,765

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the Registrant's stock as of February 28, 2007 was:

                  2,493,595 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2007.
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                      INDEX                                Page
                                                                            No.

                                     PART I

Item 1.    Description of Business.........................................  3

Item 2.    Description of Property.........................................  14

Item 3.    Legal Proceedings...............................................  15

Item 4.    Submission of Matters to a Vote of Security Holders.............  15

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........  15

Item 6.    Management's Discussion and Analysis
           or Plan of Operation............................................  16

Item 7.    Financial Statements:...........................................  19

                  Balance Sheets
                  December 31, 2006 and 2005............................... F-2

                  Statements of Operations
                  Years Ended December 31, 2006 and 2005................... F-4

                  Statements of Stockholders' Equity
                  December 31, 2006 and 2005............................... F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2006 and 2005................... F-6

                  Notes to Financial Statements............................ F-8

Item 8.    Changes In and Disagreements With
           Accountants on Accounting and Financial Disclosure............... 20

Item 8A.   Controls and Procedures.......................................... 20

Item 8B.   Other Information................................................ 20

                                    PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons,
           and Corporate Governance; Compliance With Section 16 (a)
           of the Exchange Act.............................................. 21

Item 10.   Executive Compensation........................................... 21

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters....................... 21

Item 12.   Certain Relationships and Related Transactions, and Director
           Independence..................................................... 21

Item 13.   Exhibits......................................................... 22

Item 14.   Principal Accountants Fees and Services.......................... 22

                                     PART I

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (I) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of plans and objectives of ours or our management or Board of Directors, including any public sale of our securities, or estimates or predictions of actions by borrowers, competitors or regulatory authorities;
(iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about our business.

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

Item 1.    Description of Business

General

     Incorporated as a Minnesota corporation on May 27, 1994, we operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2007, we have made 158 loans to 132 churches in the aggregate amount of $78,819,371, with the average principal amount of such loans being $498,857. Of the 158 loans we have made, 64 loans totaling $30,062,697 have been repaid early by the borrowing churches. We also own, as of February 28, 2007, $10,771,790 principal amount of Church Bonds (hereinafter defined), which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., an NASD member broker-dealer which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

Public Offerings

     On  October  7,  2004  the  Securities  and  Exchange  Commission  declared effective our fifth public offering of $23,000,000 of Secured Investor Certificates under SEC file 333-75836. The Company concluded the Offering on October 7, 2006. The Offering was conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. $14,860,000 of certificates were sold through our advisor's affiliate, American Investors Group, Inc., to public investors.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., ("American") has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers' financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 222 church bond financings, in which approximately $461,290,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $2,079,000.

     In the course of its business, American identified a demand from potential borrowers for smaller loans of $100,000 to $2,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing diminished for financings under $1,000,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms not always favorable or available to them, due to the historic reluctance of banks to lend to churches for other than economic reasons. Our objective is to provide a lending source to this segment of the industry-by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American.

Financing Business

     Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $2,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. We attempt to apply our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. We seek to enhance returns on investments on such loans by:

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

     Our lending and investing operations, including determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor. Employees and agents of the Advisor conduct all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications;
(iv) closing the loans; (v) servicing the loans; (vi) enforcing the terms of our loans; (vii) shareholder relations and (viii) administering our day-to-day business. For its services, the Advisor is entitled to receive a management fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. This fee is reduced to 1% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Advisor's management fees are computed and payable monthly.

Current First Mortgage Loan Terms

     We offer prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by us may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in our portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to our mortgage loan portfolio; (vi) local and national economic factors; and (v) actual experience in borrowers' demand for the loans. In addition, we may make mortgage loans on terms other than those identified in our list of Loan Types. Subject to change, modification or elimination at our complete discretion, the following is a list of the currently available Loan Types we may offer to prospective borrowing institutions:


     Loan Type                          Interest Rate (1)                     Origination Fee (2)

25/30 Year Term (3)                Fixed @ 8.75%/8.95%, respectively                   3.5%
20 Year Term (3)                   Variable Annually @ Prime + 2.00%                   3.5%
Renewable Term  (4) 3 Year         Fixed @: 8.50%                                      3.5%
Construction 1 Year Term           Fixed @ 9.00%                                       2.0%
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

The above table describes certain material terms of Loan Types, interest rates and fees currently offered and charged by us. The table does not, however, purport to identify all possible Loan Types, terms, rates, and fees that we may offer from time-to-time. We may determine at any time to modify the terms identified above and/or offer loan terms different than any of the Loan Types, interest rates and fees identified above and do, in fact, negotiate these terms and fees with certain of our borrowers. In practice, loan terms vary widely depending upon quality of the prospective borrowers, our working capital situation, presence or absence of competitive influences on specific loans, and general economic conditions.

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

     All appraisals and financial statements are prepared by independent third-party professionals who we approve based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and certain members of its staff. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meeting our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

Loan Portfolio Management

     Our portfolio of mortgage loans and Church Bonds is managed and serviced by our Advisor in accordance with the Advisory Agreement. The Advisor is responsible for all aspects of our mortgage loan business, including closing and recording of mortgage loans; collecting payments of principal and interest regularly and upon the maturity of a loan; enforcing loan payments and other lender's requirements; periodic review of each mortgage loan file and determination of its reserve classification; and exercising our remedies in connection with any defaulted or non-performing loans. Fees and costs of attorneys, insurance, bonds and other direct expenses incurred in connection with the exercise of such remedies are our responsibility. We may, however, recoup these expenses from the borrower in the process of pursuing our remedies. The Advisor will not receive any additional compensation for services rendered in connection with loan portfolio management or exercising remedies on our behalf in the event of a loan default.

Loan Funding and Bank Borrowing

     Our mortgage loans (and our purchases of Church Bonds) are funded with available cash resources and, at the discretion of the Advisor, with borrowings under a line of credit with a commercial lender or bank. We currently have a $3,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2007, we have an outstanding balance of $1,771,764 against our line of credit. Currently, we may borrow up to 300% of our shareholder equity to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our Secured Investor Certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from future sales of our common stock and Secured Investor Certificates (if any), (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

The Advisory Agreement

     We have entered into a contract with the Advisor (the "Advisory Agreement") under which the Advisor furnishes advice and recommendations concerning our business affairs, provides administrative services to us and manages our day-to-day operations. We have no employees. All of our personnel needs are met through the personnel and expertise of the Advisor and its affiliates. Among other things, the Advisor:

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

     Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the Advisor, including travel and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business-such as the costs and expenses of reporting to various governmental agencies and the shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, directors and officers liability insurance premiums, unreimbursed costs directly relating to closing of loan transactions, and costs relating to the enforcement of loan agreements and/or foreclosure proceedings.

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

     Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. On January 24, 2007, our Directors reviewed and unanimously approved renewal of the Advisory Agreement for another year. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

     As of February 28, 2007, we have two first mortgage loans totaling $1,163,582 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on these two loans and expect to take possession of these churches and list their properties for sale. In addition, we have foreclosed and have taken possession of five properties totaling $2,321,358 and have listed four of the properties for sale through local realtors and one property is in the process of being listed. Two of the properties were acquired through foreclosure proceedings in 2006. The fair value of the properties is $1,125,190 at December 31, 2006.

Competition

     The business of making loans to churches and other non-profit religious organizations is highly competitive. We compete with a wide variety of investors and other lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to our own. A number of these competitors have greater financial resources, larger staffs and longer operating histories than we do. We compete principally by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other religious organizations. Our competitive "specialty" is in offering fixed-rate, long-term loans, which few of our competitors make available to churches.

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

     Subject to the  supervision  of the Board of  Directors,  our  business  is managed by Church Loan Advisors, Inc. (the "Advisor"), which provides us investment advisory and administrative services. Philip J. Myers is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past and current public offerings. The Advisor employs three people on a part-time or other basis. The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

Operations

     Our operations currently are located in the 8,200 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned in part by Philip J. Myers, our President, and a member of our Board of Directors. We are not separately charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor.

Risks Related to Mortgage Lending

     We Are Subject to the Risks Generally Associated with Mortgage Lending. Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight. It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:

|X|      low demand for mortgage loans                   |X|  availability of alternative financing and competitive
|X|      interest rate fluctuations                           conditions
|X|      changes in the level of consumer confidence     |X|  factors affecting specific borrowers
|X|      availability of credit-worthy borrowers         |X|  losses associated with default, foreclosure of a mortgage,
|X|      national and local economic conditions               and sale of the mortgaged property
|X|      demographic and population patterns             |X|  state and federal laws and regulations
|X|      zoning regulations                              |X|  bankruptcy or insolvency of a borrower
|X|      taxes and tax law changes

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

     Fluctuations in Interest Rates May Affect Our Ability to Generate New Loans. Prevailing market interest rates impact borrower decisions to obtain new loans or to refinance existing loans, possibly having a negative effect upon our ability to originate mortgage loans. If interest rates decrease and the economic advantages of refinancing mortgage loans increase, then prepayments of higher interest mortgage loans in our portfolio would likely reduce our portfolio's overall rate of return (yield).

     We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and rates of foreclosures during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties decreasing demand for mortgage loans. In addition, during such economic times we may be unable to locate credit- worthy borrowers.

     Our Business May Be Adversely Affected If Our Borrowers Become Insolvent or Bankrupt. If any of our borrowers become insolvent or bankrupt, the borrower's mortgage payments will be delayed and may cease entirely. We may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. The sale of church property can take longer than typical commercial or residential real estate because of its "special use" nature. We have experienced extended offering periods for properties we hold through foreclosure. This has, and we expect will, compel us to discount our asking prices and/or our actual sale prices to liquidate foreclosed properties.

Risks Related to Mortgage Lending to Churches

     Churches Rely on Member Contributions to Repay Our Loans. Churches typically rely on member contributions for their primary source of income. As such, member contributions are the primary source used to repay our loans. The membership of a church or the per capita contributions of its members may not increase or remain constant after a loan is funded. A decrease in a church's income could result in its temporary or continued inability to pay its obligation to us, which may affect our ability to pay dividends on our common stock or pay interest or principal due on the certificates. We have no control over the financial performance of a borrowing church after a loan is funded.

     Churches Depend Upon Their Senior Pastors. A church's senior pastor usually plays an important role in the management, leadership and continued viability of that church. A senior pastor's absence, resignation or death could have a negative impact on a church's operations, and thus its continued ability to generate revenues sufficient to service its obligations to us.

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

Risks Related to Us

     Our Failure to Qualify as a Real Estate Investment Trust Could Reduce the Funds We Have Available For Investment. We operate as a real estate investment trust ("REIT"). As a REIT, we are allowed a deduction for dividends paid to our shareholders in computing our taxable income. Thus, only our shareholders are taxed on our taxable income that we distribute. This treatment substantially eliminates the "double taxation" of earnings to which most corporations and their shareholders are subject. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions.

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

     Interest Payments to Certificate Holders May Reduce Dividend Payments on Our Shares. We attempt to deploy our capital into new loans at rates that provide a positive interest rate spread. This spread, however, may be materially and adversely affected by changes in prevailing interest rates which would reduce our net income. If this occurs, we may not have sufficient net income after paying interest on the certificates to maintain dividends to shareholders at the levels paid in the past or even to pay dividends at all. In addition, because dividends are directly affected by the yields generated on the Company's portfolio of loans and bonds, shareholders dividends can be expected to fluctuate significantly with interest rates generally. Risks Related to the Certificates

     We May Incur More Indebtedness. We may incur additional indebtedness in the future. We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring this additional indebtedness. Under our Bylaws, as amended, we may incur indebtedness up to 300% of our shareholder equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines.

     There Are Potential Adverse Effects Associated With Lending Borrowed Funds. We have deployed the proceeds from the sale of Secured Investor Certificates into loans to churches and other non-profit religious organizations. We have also used our line of credit with Beacon Bank, Shorewood, Minnesota, from time to time, to fund loans, and intend to use our line of credit in this way in the future. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or "spread," between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature. The Company's management believes that it was particularly advantageous for the Company to raise capital through the issuance of Secured Investor Certificates during the period from 2002 to 2006 when interest rates were at historic lows.

     ThereIs No Public Market for the Certificates. There is no market for the certificates. It is unlikely that a market will develop. There are no current plans to list the certificates on any exchange or for a broker-dealer to make a market in the certificates. In addition, the market for REIT securities historically has been less liquid than the markets for other types of publicly-traded securities.

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

     We Are Obligated To Redeem Certificates Only In Limited Circumstances. Certificate holders have no right to require us to prepay or redeem any certificate prior to its maturity date, except in the case of death or if we replace our current advisor. Further, even in the event of death, we will not be required to redeem certificates if we have redeemed at least $25,000 of principal amount of certificates for the benefit of estates during the calendar quarter. There is no present intention to redeem certificates prior to maturity except in the case of death of a certificate holder.

     We May Not Have Sufficient Available Cash to Redeem Certificates If We Terminate Our Advisory Agreement With Our Current Advisor. We will be required to offer to redeem all outstanding certificates if we terminate our advisory agreement with Church Loan Advisors, Inc., our current advisor, for any reason. If the holders of a significant principal amount of certificates request that we redeem their certificates, we may be required to sell a portion of our mortgage loan and church bond portfolio to satisfy the redemption requests. Any such sale could be at a discount to the recorded value of the mortgage loans and bonds being sold. Further, if we are unable to sell loans or church bonds in our portfolio, we may be unable to satisfy the redemption obligations.

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

     Our shareholders' right to participate in management is generally limited to the election of directors. Certificate holders have no right to participate in our management. Certificate holders must be willing to entrust our management to our advisor and our board of directors.

     We Have Conflicts of Interest with Our Advisor and Affiliates. Affiliations and conflicts of interests exist among our officers and directors and the owner and officers and directors of our advisor and affiliates. Our advisor and affiliates are both controlled by our President, Philip Myers. Our President and the officers and directors of our advisor are involved in the church financing business through their affiliations with American Investors Group, Inc. ("American"). American originates, offers and sells first mortgage bonds for churches. We may purchase first mortgage bonds issued by churches through American in its capacity as underwriter for the issuing church, or as broker or dealer on the secondary market. In such event, American would receive commissions (paid by the issuing church) on original issue bonds, or "mark-ups" in connection with any secondary transactions. If we sell church bonds in our portfolio, the bonds will be sold through American. We would pay American commissions in connection with such transactions, but in no event, in excess of those normally charged to customers.

     Our Bylaws limit the amount of all commissions, mark-downs or mark-ups paid to American. Our business dealings with our advisor and its affiliates outside of the ordinary course of our activities are subject to approval by a majority of our board of directors, including a majority of our independent directors.

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

Properties We Own

     Foreclosure of a $216,352 loan was completed on a church located in Battle Creek, Michigan in May 2004. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure of a $339,095 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure of a $401,152 loan was completed on a church located in Cleveland, Ohio in December 2005. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure of a $420,393 loan was completed on a church located in Dayton, Ohio in August 2006. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company has taken possession of the church and has listed the property for sale through a local realtor.

     Foreclosure of a $944,366 loan was also completed on land owed by a church in Coupland, Texas in March 2006. The Company has taken possession of the land and is in the process of listing the property for sale through a local realtor.

Item 3.   Legal Proceedings.

     There are presently no legal actions against us or our advisor pending or threatened.


Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Outstanding Securities

     As of February 28, 2007, 2,493,595 shares of our common stock and $26,628,000 of secured investor certificates were issued and outstanding. There was no sale of unregistered securities in 2006.

Lack of Liquidity and Absence of Public Market Price.

     There is no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if any develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not listed on any exchange and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). "Pink sheet" price quotations for our stock were made at certain times during 2006 by other broker- dealers at prices as low as $7.50 per share and as high as $8.50 per share.

Repurchase of Our Shares

     Although our common shares are not redeemable by us, we may at our complete discretion, repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. The Company's board of directors has authorized the repurchase of shares subject to availability of capital and generally limited to prices at which no dilution of equity (book value) is experienced by remaining shareholders. We repurchased 57,973 shares during fiscal year 2006.

     We made the following repurchases of our common stock, by month, within the fourth quarter of fiscal year 2006:

                            Shares Purchased:       Average Price
                                                        Paid:
October 1-31, 2006                25,372                $8.32
November 1-30, 2006                 250                 $8.40
December 1-31, 2006                2,447                $8.24
Total 4th Quarter                 28,069                $8.31

Holders of Our Common Shares

     As of February 28, 2007, we had 1,052 record holders of our $.01 par common stock.

Dividends

     We paid dividends on our common stock for the fiscal years ended December 31, 2006 and 2005 as follows:


     For Quarter                 Dollar Amount Distributed                   Annualized Yield Per $10
       Ended:                            Per Share:                             Share Represented:
                                2006                   2005                  2006               2005

     March 31st                $.1375                 $.1750                5.50%               7.00%
      June 30th                $.1375                 $.1625                5.50%               6.50%
   September 30th              $.153125               $.1375                6.125%              5.50%
    December 31st              $.159375               $.14375               6.375%              5.75%
       Totals:                 $.5875                 $.61875               5.875%              6.1875%

     As a Real Estate Investment Trust, we make regular quarterly distributions to shareholders. The amount of distributions to our shareholders must equal at least 90% of our "real estate investment trust taxable income" in order for us to retain REIT status. Shareholder distributions are estimated for our first three quarters each fiscal year and adjusted annually based upon our audited year- end financial report. Cash available for distribution to our shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any permitted temporary investments made us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of real estate investment trust status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our undeployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders in periods of our business operations when capital is being raised through the sale of additional securities. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2006 we distributed substantially all of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Financial Condition

     Our total assets increased from $49,699,203 at December 31, 2005 to $49,983,605 at December 31, 2006 and increased from $43,054,734 at December 31, 2004 to $49,699,203 at December 31, 2005. The primary reason for the increase in total assets from December 31, 2004 through December 31, 2006 was a result of the sale and issuance of our secured investor certificates pursuant to our fourth and fifth public offerings, the proceeds of which were deployed into new mortgage loans. Shareholders' Equity decreased from $21,875,473 at December 31, 2005 to $21,054,962 at December 31, 2006 primarily due to the increase in reserves for real estate and dividend payments. Our liabilities for both periods are largely comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of its loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. Our primary liabilities at December 31, 2006 and 2005 were our long term secured investor certificates, which were $26,638,000 and $25,039,000 respectively, and our line of credit, which was $1,166,000 and $0, respectively.

Results of Operations

     Since inception, we experienced our highest quarterly dividend payment for the quarter ended December 31, 1997 and experienced our lowest quarterly dividend payment for the quarters ended September 30, 2005, March 31, 2006, and June 30, 2006. The quarterly dividend paid for each share held of record on December 31, 1997 was $.25625 per share representing an annualized yield of 10.25%. The quarterly dividend payment for each share held of record on September 30, 2005, March 31, 2006, and June 30, 2006 was $.1375 representing an annualized yield of 5.50%. The dividend payment for December 31, 1997 was significantly higher than the average dividend amount due to the large number of loans funded during the quarter and a corresponding high level of origination income earned during the quarter. Each loan funded during the quarter generates origination income which is due and payable to shareholders as "Taxable Income" even though origination income was not recognized in its entirety for the period under generally accepted accounting principles ("GAAP"). By way of further comparison, the dividend payments made to shareholders of record as of September 30, 2005, March 31, 2006, and June 20, 2006 were significantly lower than the average dividend amount due directly to large cash balances we received from our public offering of secured investor certificates and held in money market instruments pending deployment in new loans to churches. Because interest yields earned in our money market account during those periods were substantially lower than interest earned on our mortgage loans, interest income earned was lower than once our capital is deployed into new loans.

     Net income for our fiscal year ended  December 31, 2006 was  $1,154,168  on total revenues of $3,927,765 compared to $737,141 on total revenues of $3,736,738 for the year ended December 31, 2005. This increase was primarily due to increased funding of mortgage loans and a decrease in the loan reserve amount. Interest income earned on the Company's portfolio of loans was $2,854,477 for the year ended December 31, 2006, compared to $2,748,247 for 2005. This increase was due to the fact that 22 new loans were originated in fiscal year ended December 31, 2006. Excluded from revenue for the year ended December 31, 2006 is $234,175 of origination income, or "points," we received. Recognition of origination income under "GAAP" must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a real estate investment trust requires, among other things, the distribution to shareholders of at least 90% of "Taxable Income," the dividends declared and paid to our shareholders for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 included origination income even though it was not recognized in its entirety as income for the period under GAAP. Our operating expenses for our fiscal year ended December 31, 2006 were $1,048,611 compared to $1,619,508 for our fiscal year ended December 31, 2005. This decrease was primarily a result of a decrease in our loan loss reserve amount.

Our Board of Directors declared dividends of $.1375 for each share of record on March 31, 2006, $.1375 for each share held of record on June 30, 2006, $.153125 for each share held of record September 30, 2006 and $.159375 for each share held of record on December 31, 2006. Based on the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, the dividends paid represented a 5.50%, 5.50%, 6.125% and 6.375 % annualized yield to shareholders, respectively, for an effective overall annual yield of 5.875% in 2006. In 2006, and especially in the first and second quarters of 2006, our dividend yield was significantly lower than in prior periods. This decrease resulted in part from the large cash balances we received from our public offering of secured investor certificates, which were held in money market instruments pending deployment in new loans. Because interest earned in our money market account is substantially lower than interest earned on our mortgage loans, interest income earned was lower than in prior periods. Dividend yields in 2006 were also largely influenced by the funding of numerous new loans at interest rates significantly lower than those funded in earlier years.

     We do not expect additional loan loss reserve increases in the first two quarters of 2007. The Company presently expects that our revenues in 2007 will be similar to those of the first two quarters of 2006.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of cash, and (ii) implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and auditing fees, communications costs with our shareholders, and the expenses of our transfer agents and registrar.

     In addition, we are able to borrow funds in an amount up to 300% of shareholder equity in order to increase our lending capacity. We currently have a $3,000,000 secured line of credit with Beacon Bank, Shorewood, Minnesota. As of February 28, 2007 we have an outstanding balance of $1,771,764 against our line of credit. This credit line is secured by the pledge of $3,763,000 in principal amount of our Church Bonds. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds under this line of credit is prime interest rate plus 1/2%). However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds. When we do carry on outstanding balance on this line of credit we plan to "pay-down" any future borrowings on our line of credit by (i) negotiating a larger, more cost-advantageous line of credit with another bank and (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re- payments. Increases or decreases in the lending rates charged by our bank sources as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans and (iii) borrowing under existing and new lines of credit. The Company is also presently evaluating the feasability and desirability of selling loans and bonds in our portfolio through the securitization process, although no decisions regarding this possibility have been made.

     We may incur indebtedness of up to 300% of our shareholder equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines. The objective of our current offering of certificates is to raise intermediate term funds that we can deploy into new loans at rates that provide a positive spread. This additional loan development will further diversify our loan portfolio while generating origination income to the advantage of our shareholders. The cost of this capital is expected to be lower than if borrowed directly from banks at variable rates of interest.

Loan Loss Reserve Policy

     We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgements and the need to make estimates of future events, which may or may not materialize as planned. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. At December 31, 2006, we reserved $97,262 against twelve mortgage loans.

     As of February 28, 2007, we had two first mortgage loans that are three or more payments in arrears. Both of the loans are in the process of being foreclosed. The first loan has an outstanding balance of $365,724. The church missed two mortgage payments in 2006 and three mortgage payments in 2007. We plan to take possession of this property in April 2007 and list it for sale through a local realtor.

     The second loan has an outstanding balance of $797,858. The Church missed four mortgage payments in 2006 and three mortgage payments in 2007. We plan to take possession of this property in April 2007 and have an interested buyer who intends to make an offer once we have obtained the property through foreclosure.

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

2.            None                   Loan current, previous interruptions experienced,
                                     but none in the last six month period. Applies to
                                     restructured loans or loans given forebearance.

3.            None                   Loan current, previous interruptions
                                     experienced, but none in the last 90 day
                                     period.

4.            1.00%                  Loan serviced regularly,
                                     but 1 to 3 payments cumulative in arrears.
                                     Delinquency notice been sent.

5.            2.00%                  Loan serviced regularly, but 4 or 5 payments
                                     cumulative in arrears.

6.            5.00%                  Loan more than 5 payments cumulative in arrears,
                                     loan servicing intermittent during the last 90
                                     days.  Ability of obligor to continue to service
                                     the loan at scheduled levels in doubt.
                                     Restructuring contemplated or imminent.

7.          The greater of: (i)      Loan is declared to be in default.  Foreclosure proceeding
            accumulated reserve      underway or imminent.  Reserve amount
            during default period    dependent on value of collateral.
            equal to principal loan  All expenses related to enforcing loan agreements are expensed.
            balance in excess of
            65% of original
            collateral value; or (ii)
            1% of the remaining
            principal balance each
            quarter during which
            the default remains in
            effect.

     The Company's advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any, to reserve amounts in excess of its current policy. Any additional reserve amounts will be equal to or greater than its current reserve policy. Loan loss reserves are recorded on a quarterly basis.

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

     Of our significant accounting policies described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable and bond portfolio involves a high degree of judgment. We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of the substantial activity/turnover in this portfolio. We estimate the fair value of the bond portfolio to be the same as the carrying value because, there is no ready public market for these bonds and the bonds are callable at anytime by the issuer at par. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value. In addition, the loan loss policy, previously discussed, is a critical accounting policy.

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

Item 7.  Financial Statements.

     Financial Statements required by this item can be found at pages F-1 through F-15 of this Form-10KSB and are deemed incorporated herein by reference.

Item 8.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.

          None.

Item 8A. Controls and Procedures

          Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of management, including its President and Chief Financial Officer, an independent director of the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e) under the Exchange Act). Based upon that evaluation, the President and Chief Financial Officer (principal executive officer and principal accounting officer, respectively) of American Church Mortgage Company concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Company are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Item 8B. Other Information

Not Applicable.

                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

     The information required by item "9" will be included in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2007, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Item 10.  Executive Compensation

     The information set forth under the caption "How are directors compensated?" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.


Item 12.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Party Transactions" in the definitive proxy statement for the annual meeting of shareholders to be held on or about May 31, 2007, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits


Exhibit Title
No.
3.1  Amended and Restated Articles of Incorporation                                     3

3.2  Third Amended and Restated Bylaws                                                  5

4.1  Specimen Common Stock Certificate                                                  3

4.2  Trust Indenture between the Company and The Herring National Bank                  2
     dated April 26, 2002

4.2  Supplemental  Trust  Indenture  between  the  Company  National  Bank dated        5
     September 28, 2004

10.1 Amended and Restated REIT Advisory Agreement Between the Company and               4
     Church Loan Advisors, Inc. dated May 19, 2005

10.2 Amendment  No. 1 to Advisory  Agreement  Between the Church Loan  Advisors,        1
     Inc. dated January 1, 1999

10.3 Line of Credit Agreement with Beacon Bank dated March 18, 2002                     2

10.4 $2,000,000  Promissory Note and Combined  Security  between the Company and        2
     Beacon Bank dated March 18, 2002

10.5 Security  Agreement  between the Company and The Herring National Bank,            2
     as Trustee dated April 26, 2002

10.5 Supplemental Security Agreement between the Company and Herring National           5
     Bank, as Trustee dated September 28, 2004

31.1 Certification Pursuant to Section 302 of Sarbanes 2002.                            6

32.1 Certification  Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906         6
     of the Sarbanes Oxley Act of 2002

(1) Incorporated herein by reference to th Company's Registration Statement on Form S-11 filed June 29, 1999.
(2) Incorporated herein by reference to th Company's Registration Statement on Form S-11/A filed April 26, 2002.
(3) Incorporated herein by reference to theCompany's Registration Statement on Form 8-A filed April 30, 1999.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-11 filed December 21, 2001.
(5) Incorporated herein by reference to th Company's Registration Statement on Form S-11/A filed September 28, 2004.
(6) Filed herewith

Item 14. Principal Accountants Fees and Services

     The information required by item "14" will be included in the definitive proxy statement for the annua meeting of shareholders to be held on or about May 31, 2007, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

--------------------------------------------------------------------------------



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 30, 2007                              By: /s/ Philip J. Myers
                                                   -------------------------
                                                   Philip J. Myers, President,
                                                   Treasurer
                                                   (Chief Executive Officer and
                                                    Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Philip J. Myers                         Date: 03/30/07
----------------------------------              ---------------
Philip J. Myers
President, Treasurer and Director

By: /s/ Dennis J. Doyle                         Date: 03/30/07
-----------------------------------             --------------
Dennis J. Doyle, Director

By: /s/ Michael G. Holmquist                    Date: 03/30/07
-----------------------------------             --------------
Michael G. Holmquist, Director

By: /s/ Robert O. Naegele, Jr.                  Date: 03/30/07
-----------------------------------             --------------
Robert O. Naegele, Jr., Director

By: /s/ Kirbyjon H. Caldwell                    Date: 03/30/07
-----------------------------------             --------------
Kirbyjon H. Caldwell, Director

                                                                    Exhibit 31.1


     I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

     1. I have reviewed this form 10-KSB of th Company for the fiscal year ended December 31, 2006:

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

     3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for, the periods presented in this report:

     4.   I have:

          (a) Designed disclosure controls and procedures (as defined in Exchange Act Rules 13a-5(e) and 15d-15(e)), or caused such disclosure controls and procedures to be designed under my supervision to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known t me by others within those entities, particularly during the perio in which this report is being prepared:

          (b)  Omitted in accordance with SE Release Nos. 33-8760 and 34- 54942

          (c) Evaluated the effectiveness o the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal contro over financial reporting, and

     5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the Company's auditors and the audit committee of th Company's board of directors (or persons performing the equivalent functions):

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

Dated: March 30, 2007
-------------------


                                                By: /s/ Philip J. Myers
                                                -----------------------
                                                Chief Executive Officer and
                                                Chief Financial Officer

                                                                    Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION1350T TO
                           AS ADOPTED PURSUANT TO TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of America Church Mortgage Company (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and

     2. The information contained in the Repor fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: March 30, 2007                           By:  /s/  Philip J. Myers
---------------------                                --------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2006 and 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


                                   /s/ Boulay, Heutmaker & Zibell & Co. P.L.L.P.
                                       Certified Public Accountants

Minneapolis, Minnesota
February 27, 2007

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet




-----------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31
 ASSETS                                                                                   2006                 2005
-----------------------------------------------------------------------------------------------------------------------------

Current Assets
    Cash and equivalents                                                            $     232,258         $  7,363,943
    Accounts receivable                                                                   136,709              141,723
    Interest receivable                                                                   164,923              138,142
    Current maturities of mortgage loans receivable, net of
          allowance of $97,262 and $880,231 at
          December 31, 2006 and 2005                                                    3,073,619            2,455,889
    Current maturities of bond portfolio                                                   79,000               89,000
    Prepaid expenses                                                                        8,372                    0
                                                                                        ---------           ----------
            Total current assets                                                        3,694,881           10,188,697


Mortgage Loans Receivable, net of current maturities                                   34,779,117           28,006,286

Real-Estate Held for Sale                                                               1,125,190              757,247

Deferred Secure Investor Certificates Offering Costs,
    net of accumulated amortization of $706,022 and
    $506,649 at December 31, 2006 and 2005                                                852,720              874,106

Bond Portfolio, net of current maturities                                               9,471,697            9,812,867


Other                                                                                      60,000               60,000
                                                                                       ----------          -----------

            Total assets                                                              $49,983,605          $49,699,203
                                                                                       ==========           ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                  Balance Sheet



-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                                         2006               2005
-----------------------------------------------------------------------------------------------------------------------------

Current Liabilities
    Current maturities of secured investor certificates                                $   3,169,000      $   2,249,000
    Accounts payable                                                                          21,796             14,340
    Accounts payable - related party                                                           4,515              5,000
    Loan proceeds payable                                                                          0          1,841,998
    Building funds payable                                                                    27,000                  0
    Line of credit                                                                         1,166,000                  0
    Deferred income                                                                           62,023             46,756
    Dividends payable                                                                        397,418            366,790
                                                                                          ----------       ------------
            Total current liabilities                                                      4,847,752          4,523,884


Deferred Income, net of current maturities                                                   611,891            509,846


Secured Investor Certificates, Series A                                                    8,807,000         11,299,000
Secured Investor Certificates, Series B                                                   14,662,000         11,491,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,493,595 at December 31, 2006
            and 2,551,568 at December 31, 2005                                                24,936             25,516
    Additional paid-in capital                                                            22,927,644         23,416,468
    Accumulated deficit                                                                   (1,897,618)        (1,566,511)
                                                                                         -----------        -----------
            Total stockholders' equity                                                    21,054,962         21,875,473
                                                                                          ----------         ----------

            Total liabilities and equity                                                 $49,983,605        $49,699,203
                                                                                          ==========         ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Operations

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                             2006              2005
-----------------------------------------------------------------------------------------------------------------------------


Interest Income                                                                          $3,927,765         $3,736,738

Operating Expenses
  Other operating expenses                                                                  834,764            721,277
  Provision for losses on mortgage loans receivable                                           8,682           810,231
  Real-estate impairment loss                                                               205,165             88,000
                                                                                            -------        -----------
     Total operating expenses                                                             1,048,611          1,619,508
                                                                                          ---------          ---------

Operating Income                                                                          2,879,154          2,117,230

Other Expense
    Interest expense                                                                      1,724,986          1,380,089

Income Taxes                                                                                  -                 -
                                                                                          ---------          ---------

Net Income                                                                               $1,154,168         $  737,141
                                                                                          =========           ========

Basic and Diluted Income Per Common Share                                                $      .46         $      .29
                                                                                          =========           ========

Weighted Average Common Shares Outstanding                                                2,536,351          2,551,568
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

                        AMERICAN CHURCH MORTGAGE COMPANY

                        Statement of Stockholders' Equity




-----------------------------------------------------------------------------------------------------------------------------
                                                                                      Additional
                                                           Common Stock                Paid-In            Accumulated
                                                       Shares        Amount            Capital              Deficit
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                             2,551,568     $25,516           $23,416,468       ($   725,062)

    Net income                                                                                                737,141

    Dividends declared                                                                                     (1,578,590)
                                                       ---------      ------            ----------          ---------

Balance, December 31, 2005                             2,551,568      25,516            23,416,468         (1,566,511)

    Repurchase of 57,973 shares of
         common stock                                    (57,973)       (580)             (488,824)

    Net income                                                                                              1,154,168

    Dividends declared                                                                                     (1,485,275)
                                                      ---------       ------          ----------            ---------

Balance, December 31, 2006                            2,493,595      $24,936         $22,927,644          ($1,897,618)
                                                      =========       ======          ==========            =========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Statement of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                          2006                 2005
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
    Net income                                                                        $ 1,154,168          $   737,141
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real-estate                                                    205,165               88,000
        Provision for losses on mortgage loans receivable                                   8,682              810,231
        Amortization of deferred bond offering costs                                      199,373              189,166
        Change in assets and liabilities
            Accounts receivable                                                           (27,267)             (92,870)
            Interest receivable                                                           (26,781)               1,667
            Accounts payable                                                                6,971               (3,938)
            Deferred income                                                               117,312              (56,786)
            Prepaid expenses                                                               (8,372)                   0
                                                                                        ---------            ---------
            Net cash from operating activities                                          1,629,251            1,672,611

Cash Flows from Investing Activities
    Investment in mortgage loans receivable                                           (19,699,820)          (4,553,021)
    Collections of mortgage loans receivable                                            9,944,751            5,631,261
    Investment in bond portfolio                                                         (306,850)          (1,898,000)
    Proceeds from bond portfolio called/sold                                              658,020              494,134
                                                                                        ---------              -------
            Net cash used for investing activities                                     (9,403,899)            (325,626)

Cash Flows from Financing Activities
    Proceeds from line of credit                                                        1,166,000                    0
    Proceeds from secured investor certificates                                         3,369,000            6,870,000
    Payments on secured investor certificate maturities                                (1,770,000)          (1,016,000)
    Payments for deferred saver certificate offering costs                               (177,987)            (330,556)
    Stock redemptions                                                                    (489,404)                   0
    Dividends paid                                                                     (1,454,646)          (1,690,221)
                                                                                        ---------            ---------
            Net cash from financing activities                                            642,963            3,833,223
                                                                                         --------            ---------

Net Increase (Decrease) in Cash and Equivalents                                        (7,131,685)           5,180,208

Cash and Equivalents - Beginning of Year                                                7,363,943            2,183,735
                                                                                        ---------            ---------

Cash and Equivalents - End of Year                                                  $     232,258         $  7,363,943
                                                                                        =========            =========

                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31
                                                                                            2006               2005
-----------------------------------------------------------------------------------------------------------------------------


Supplemental Schedule of Noncash Financing and
    Investing Activities
    Dividends payable                                                                    $   397,418        $   366,790
                                                                                          ==========         ==========
    Reclassification of mortgage and accounts receivable to
        real-estate held for sale                                                        $   573,108        $   740,247
                                                                                          ==========         ----------

    Mortgage loans closed but not paid                                                  $     27,000      $   1,841,998
                                                                                         ===========       ============
    The Company had mortgage loans closed but not paid of
       $1,841,998 in 2005 which were subsequently paid in 2006.

Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                       $   1,724,986      $   1,380,089
                                                                                        ============       ============

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005


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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2006 and 2005, such investments were $15,403 and $3,976,573, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its bond portfolio as "available-for sale."
Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the issuer at par. During 2006 and 2005, the Company did not sell any of its bonds.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans that are in the process of being foreclosed. At December 31, 2006, the Company reserved $97,262 for twelve mortgage loans of which one is four mortgage payments in arrears and is in the process of being foreclosed.

At December 31, 2005, the Company reserved $880,231 for nine mortgage loans of which six were three or more mortgage payments in arrears. Three of the loans were in the process of being foreclosed. Of the total amount reserved for impaired loans as of December 31, 2005, one loan accounted for $791,651 of the $880,231 reserved total. The total impaired loans, which are loans that are in the process of being foreclosed or are no longer performing, were $1,163,582 and $1,765,629 at December 31, 2006 and 2005, respectively.

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

Foreclosure was completed on a church located in Dayton, Ohio. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company has taken possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on land owned by a church located in Coupland, Texas. The Company has taken possession of the land and is in the process of listing the property for sale through a local realtor.

The Company has recorded the real-estate held for sale at fair value which is net of the expected expenses related to the sale of the real-estate.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005


2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2006, the Company had first mortgage loans receivable totaling $37,949,998. The loans bear interest ranging from 7.75% to 12.00%. At December 31, 2005, the Company had first mortgage loans receivable totaling $31,342,406 that bore interest ranging from 7.75% to 12.00%.

The Company also had a portfolio of secured church bonds at December 31, 2006 and 2005, which are carried at cost plus amortized interest income, which approximates fair value since the bonds are callable at any time by the issuer at par. The bonds pay either semi-annual or quarterly interest ranging from 4.25% to 12.00%. The combined principal of $9,571,790 at December 31, 2006 is due at various maturity dates between February 15, 2007 and August 15, 2032. Six bond issues comprised 85% of the Company's bond portfolio at December 31, 2006. Seven bond issues comprised 92% of the Company's bond portfolio at December 31, 2005.

The maturity schedule for mortgage loans and bonds receivable as of December 31, 2006, is as follows:

                                                                       Mortgage Loans       Bond Portfolio

           2007                                                   $     3,170,881            $     79,000
           2008                                                           847,331                  58,000
           2009                                                         1,323,417                  47,000
           2010                                                           964,797                 306,000
           2011                                                         1,053,711                 718,000
           Thereafter                                                  30,589,861               8,363,790
                                                                       ----------               ---------
                                                                       37,949,998               9,571,790
           Less loan loss reserves                                        (97,262)
           Less discount from par                                                                 (21,093)
                                                                     ------------             -----------

                       Totals                                         $37,852,736              $9,550,697
                                                                       ==========               =========

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005

3.  SECURED INVESTOR CERTIFICATES

Secured investor certificates (see Note 6) are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at December 31, 2006 is as follows:

                                                                  Secured Investor
                                                                    Certificates
                                                                 --------------------

           2007                                                    $     3,169,000
           2008                                                          2,734,000
           2009                                                          4,856,000
           2010                                                          1,517,000
           2011                                                             44,000
           Thereafter                                                   14,318,000
                                                                      ------------

                      Totals                                           $26,638,000
                                                                        ==========

Interest expense related to these Certificates for the years ended December 31, 2006 and 2005, respectively, is $1,723,525 and $1,380,089.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will also receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $573,000 and $466,000 during 2006 and 2005, respectively. At December 31, 2005, the Company had a $5,000 payable to the Advisor.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6 for additional transactions.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005


5.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to its shareholders. In order to maintain its status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2006, the Company had pretax income of $1,154,168 and distributions to shareholders in the form of dividends during the tax year of $1,485,275. The expected tax expense to the Company, pre-dividends would have been $392,417. In 2005, the Company had pretax income subject to tax of $737,141 and distributions to shareholders in the form of dividends during the tax year of $1,578,590. The expected tax expense to the Company, pre-dividends, would have been $250,628 in 2005. The Company paid out 100% of its taxable income in dividends in 2006 and 2005.

The following reconciles the income tax benefit with the expected provision obtained by applying statutory rates to pretax income:

                                                                                    2006               2005
                                                                                    ----               ----

         Expected tax expense                                                      $392,417          $250,628
         Benefit of REIT distributions                                             (504,994)         (536,721)
         Valuation allowance                                                        112,577           286,093
                                                                                    -------           -------

                     Totals                                                        $     -           $     -
                                                                                    =======           =======

The components of deferred income taxes are as follows:

                                                                                     2006               2005
                                                                                     ----               ----

         Loan origination fees                                                     $229,131          $189,245
         Loan loss allowance                                                         33,069           299,278
         Real-estate impairment                                                     406,697            67,780
         Valuation allowance                                                       (608,897)         (496,303)
                                                                                   --------          ---------

                                                                                   $ 60,000         $  60,000
                                                                                    =======          ========

The total deferred tax assets are as follows:

2006                2005
                    ----

         Deferred tax assets                                                       $668,897          $556,303
         Deferred tax asset valuation allowance                                    (608,877)        ( 496,303)
                                                                                   --------          --------

                     Net deferred tax asset                                       $  60,000         $  60,000

                                                                                   ========          ========


The change in the valuation allowance was $112,577 and 286,093 for 2006 and 2005, respectively.




                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2005 and 2004


6.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004. The
Company concluded the offering on October 7, 2006. The Company offered $23,000,000 principal amount of its Series B secured investor certificates. Certificates could be purchased in any multiple of $1,000. The offering was underwritten by an affiliate of the Advisor on a "best efforts" basis, and no minimum sale of certificates was required. As of December 31, 2006 and 2005, respectively, the Company has sold $14,860,000 and $11,491,000 of its Series B secured investor certificates.

Pursuant to the terms of the Underwriting Agreement, the Company incurred expense to the managing underwriter and participating broker-dealers commissions and non-reimbursable expenses of approximately $172,763 and $302,989 during 2006 and 2005, respectively, in connection with these public offerings.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2006 and 2005:

                                                                  2006                                2005
                                                     Carrying               Fair          Carrying              Fair
                                                      Amount               Value           Amount               Value
                                                    ------------------------------------------------------------------


      Cash and equivalents                       $     232,258      $     232,258      $  7,363,943       $  7,363,943
      Accounts receivable                              136,709            136,709           141,723            141,723
      Interest receivable                              164,923            164,923           138,142            138,142
      Mortgage loans receivable                     37,852,736         37,852,736        30,462,175         30,462,175
      Bond portfolio                                 9,550,697          9,550,697         9,901,867          9,907,867
      Secured investor certificates                 26,638,000         26,638,000        25,039,000         25,039,000

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2006 and 2005



8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, which was increased to $2,000,000 on March 18, 2002 and increased to $3,000,000 on February 13, 2007, subject to certain borrowing base limitations, through August 1, 2007. Interest is charged at 1/2% over the prime rate totaling 8.75% and 7.75% at December 31, 2006 and 2005, respectively. The line of credit is collateralized by the mortgage secured bonds held by the Company. A balance of $1,166,000 was outstanding at December 31, 2006. There was no balance outstanding at December 31, 2005. There was $1,461 in interest expense related to the line of credit for December 31, 2006. There was no interest expense related to the line of credit for December 31, 2005.