Form 10QSB
period 2007-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2007-05-11
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2007

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

        The number of shares outstanding of the Registrant's stock as of
                              March 31, 2007 was:

                  2,493,595 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                 Page
                                                                             No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets March 31, 2007 and December 31, 2006..........3

                  Statements of Operations
                    Three Month Periods Ended March 31, 2007 and 2006..........4

                  Statements of Cash Flows
                    Three Months Ended March 31, 2007 and 2006.................5

                  Statement of Stockholders' Equity............................6

                  Notes to Financial Statements ...............................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................11

Item 3.  Controls and Procedures..............................................13


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Matters........................................................14

Item 6.  Exhibits.............................................................14

                     Signatures...............................................14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                      March 31,                December 31,
                                                                       2007                        2006
                                                                     ----------                ------------
                                                                     (Unaudited)                (Audited)
Assets:

 Current Assets
     Cash and equivalents...................................     $       38,972            $       232,258
     Accounts receivable....................................             57,677                    136,709
     Interest receivable....................................            172,554                    164,923
     Current maturities of mortgage loans receivable, net of
         allowance of $38,955 at March 31, 2007 and
         $97,262 at December 31, 2006.......................          4,151,492                  3,073,619
     Current maturities of bond portfolio...................             61,000                     79,000
     Prepaid expenses.......................................             17,111                      8,372
                                                                    ------------              ------------
         Total current assets:                                        4,498,806                  3,694,881

     Mortgage Loans Receivable, net of current maturities...         33,015,875                 34,779,117
     Real Estate Held for Sale..............................          1,857,338                  1,125,190
     Deferred Secured Investor Certificates Offering Costs
       net of accumulated amortization of $756,862 at
       March 31, 2007 and $706,022 at December 31, 2006.....            801,914                   852,720
     Bond Portfolio, net of current maturities..............         10,907,278                 9,471,697
     Other..................................................             60,000                    60,000
                                                                  -------------              ------------

         Total assets:                                             $ 51,141,211              $ 49,983,605
                                                                    ===========                ==========

Liabilities and Stockholders' Equity:

  Current Liabilities:
     Current maturities of secured investor certificates...     $     3,038,000            $    3,169,000
     Accounts payable.......................................             14,340                    21,796
     Accounts payable - related party.......................               -0-                      4,515
     Loan proceeds payable..................................               -0-                       -0-
     Building funds payable.................................          1,251,845                    27,000
     Line of credit.........................................          1,481,764                 1,166,000
     Deferred income........................................             68,035                    62,023
     Dividends payable......................................            405,210                   397,418
                                                                     ----------                ----------
         Total current liabilities:.........................          6,259,194                 4,847,752

     Deferred income, net of current maturities.............            595,968                   611,891

     Secured Investor Certificates, Series A................          8,614,000                 8,807,000
     Secured Investor Certificates, Series B................         14,657,000                14,662,000

     Stockholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and outstanding 2,493,595
          as of March 31, 2007 and December 31, 2006........             24,936                    24,936
     Additional paid in capital.............................         22,927,644                22,927,644
     Accumulated deficit....................................         (1,937,531)               (1,897,618)
                                                                    -----------               -----------
         Total stockholders' equity:                                 21,015,049                21,054,962
                                                                     ----------                ----------
         Total liabilities and equity                              $ 51,141,211              $ 49,983,605
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Three Months Ended
                                                              March 31,        March 31,
                                                                2007             2006
                                                                ----             ----

Revenues

     Interest income loans...........................     $    834,627     $    667,152
     Interest income other...........................          193,002          242,385
     Capital gains realized..........................            1,856            1,632
     Origination income..............................           39,105           67,121
                                                           -----------         --------
         Total revenues:                                     1,068,590          978,290

Expenses

     Professional fees...............................            7,622           17,205
     Impairment loss on real estate..................           40,000            - 0 -
     Director fees...................................            1,400            1,400
     Interest expense................................          452,490          401,819
     Advisory fees...................................          106,404           97,045
     Amortization offering expenses..................           50,840           51,801
     Other...........................................           44,537           33,553
                                                              --------         --------
         Total expenses:                                       703,293          602,823

Provision for Income Taxes...........................           - 0 -            - 0 -
                                                            ----------        ---------

Net Income ..........................................      $   365,297      $    375,467
                                                               =======           =======

Income Per Common Share (Basic and diluted)..........      $       .15      $        .15

Weighted Average Common Shares
      Outstanding....................................        2,493,595         2,551,568

Dividends Declared...................................      $   405,210      $    350,841

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               For the Three                 For the Three
                                                                Months Ended                  Months Ended
                                                                  March 31,                     March 31,
                                                                    2007                          2006
                                                                    ----                          ----

Cash Flows From Operating Activities

Net Income                                                   $     365,297               $       375,467
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Impairment loss on real estate                                      40,000                         - 0 -
Amortization of deferred bond offering costs                        50,840                        51,801
 Change in assets and liabilities:
     Accounts receivable                                            79,032                        47,813
     Interest receivable                                            (7,631)                       14,638
     Accounts payable                                              (11,971)                       (5,000)
     Deferred income                                                (9,911)                      (10,766)
     Prepaid expenses                                               (8,739)                      (19,744)
                                                                  --------                       --------
         Net cash from operating activities                        496,917                       454,209

Cash Flows From Investing Activities

     Investment in mortgage loans                               (2,276,993)                   (4,581,860)
     Collections of mortgage loans                               3,415,059                     3,156,343
     Investment in bonds                                        (1,477,840)                     (250,000)
     Proceeds from bond portfolio                                   60,259                       606,381
                                                               -----------                    ----------
         Net cash used for investing activities                   (279,515)                   (1,069,136)

Cash Flows From Financing Activities

     Proceeds from line of credit                                   315,764                          -0-
     Proceeds from secured investor certificates                       -0-                     1,127,000
     Payments on secured investor certificate maturities          (329,000)                     (164,000)
     Payments for deferred certificate offering costs                  (34)                      (62,045)
     Dividends paid                                               (397,418)                     (366,790)
                                                                 ---------                     ---------
         Net cash (used for) from financing activities            (410,688)                      534,165

     Net decrease in cash                                         (193,286)                      (80,762)

Cash and Cash Equivalents

     Beginning of period                                          $232,258                    $7,363,943
                                                                   -------                     ---------

     End of period                                               $  38,972                    $7,283,181
                                                                  ========                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                              $405,210                      $350,841
                                                                   =======                       =======

Reclassification of mortgage and accounts receivable to
 other real estate                                                $772,148                      $152,715
                                                                   =======                       =======

Mortgage Loans closed but not paid                              $1,251,845                  $       -0-
                                                                 =========                   ===========

The Company had mortgage loans closed but not paid of $27,000 in 2006 which were subsequently paid in 2007

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                               Additional
                                                     Common Stock               Paid-In            Accumulated
                                             Shares            Amount           Capital            Deficit

Balance, December 31, 2006                  2,493,595       $    24,936     $ 22,927,644        $  (1,897,618)

     Net Income                                                                                       365,297

     Dividends declared                                                                              (405,210)
                                        ================   ===========    ==================         ========

Balance, March 31, 2007 (unaudited)         2,493,595          $ 24,936     $ 22,927,644         $ (1,937,531)



Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2007
--------------------------------------------------------------------------------

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

The unaudited financial statements of the Company should be read in conjunction with its December 31, 2006 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At March 31, 2007, such investments were $16,038. At December 31, 2006, such investments were $15,403. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the Issuer at par. During the three month period ended March 31, 2007, the Company bought $1,481,000 of bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At

December 31, 2006, the Company reserved $97,262 for twelve mortgage loans of which one was four mortgage payments in arrears and is in the process of being foreclosed. At March 31, 2007, the Company reserved $38,955 for nine mortgage loans of which one is three payments in arrears.

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

Foreclosure was also completed on a church located in Coupland, Texas. The Company owns and has taken possession of the church's property and has listed the property for sale through a local realtor.

Foreclosure was completed on a church located in Dayton, Ohio. The Company owns and has taken possession of the church's property. The property is secured and has been listed for sale through a local realtor.

Foreclosure was completed on a church located in Dallas, Texas. The Company owns and has taken possession of the church's property. The property is secured and is being prepared to be sold.

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

Newly Issued Pronouncements

The Company has considered the accounting pronouncements issued after December 2006 and has determined that none of these pronouncements will have a material impact on its financial statements.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2007, the Company had mortgage loans receivable totaling $37,206,322. The loans bear interest ranging from 7.75% to 12.00%. The Company also had a portfolio of secured church bonds at March 31, 2007 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The combined principal of $10,991,790 at March 31, 2007 is due at various maturity dates between June 15, 2007 and November 1, 2036.

The maturity schedule for mortgage loans and bonds receivable as of March 31, 2007 is as follows:

                                                            Mortgage Loans          Bond Portfolio

         2007                                              $   4,190,447          $     61,000
         2008                                                  3,817,635                41,000
         2009                                                    849,997                47,000
         2010                                                    928,539               316,000
         2011                                                  1,014,374               727,000
     Thereafter                                               26,405,330              9,799,790
                                                              ----------            -----------
                                                              37,206,322            10,991,790

     Less loan loss reserve                                      (38,955)
     Less discounts from par                                                           (23,512)
                                                              ----------            ----------

            Totals                                         $  37,167,367          $ 10,968,278
                                                              ==========            ==========

3.  SECURED INVESTOR CERTIFICATES

Secured   investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them, ranging from 4.00% to 7.00%. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at March 31, 2007 is as follows:

                                                                         Investor Saver
                                                                           Certificates

         2007                                                           $    3,038,000
         2008                                                                2,453,000
         2009                                                                4,851,000
         2010                                                                1,517,000
         2011                                                                  132,000
         Thereafter                                                         14,318,000
                                                                            ----------
                                                                           $26,309,000

Interest expense related to these certificates for the three months ended March 31, 2007 was $430,831.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will generally receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $111,800 for the three month period ended March 31, 2007. The Advisor and the Company are related through common ownership and common management.

5.  PUBLIC OFFERINGS OF THE COMPANY

In July 2004, the Company filed a Registration Statement with the Securities and Exchange Commission for a second public offering of debt securities, which the Securities and Exchange Commission declared effective October 7, 2004. The
Company concluded the offering on October 7, 2006. The Company offered $23,000,000 principal amount of its Series B secured investor certificates. Certificates could be purchased in any multiple of $1,000. We sold $14,860,000 of secured investor certificates during the offering.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                             March 31, 2007                 December 31, 2006
                                     ------------------------------    ---------------------------
                                        Carrying            Fair          Carrying         Fair
                                         Amount            Value           Amount          Value
                                       ----------     ------------       ---------    -----------

     Cash and equivalents             $     38,972    $    38,972      $   232,258   $   232,258
     Accounts receivable                    57,677         57,677          136,709       136,709
     Interest receivable                   172,554        172,554          164,923       164,923
     Mortgage loans receivable          37,167,367     37,167,367       37,852,736    37,852,736
     Bond portfolio                     10,968,278     10,968,278        9,550,697     9,550,697
     Line of Credit                      1,481,764      1,481,764        1,166,000     1,166,000
     Secured investor certificates      26,309,000     26,309,000       26,638,000    26,638,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002 and increased to $3,000,000 on February 13, 2007, subject to certain borrowing base limitations, through August 1, 2007. Interest is charged at 1/2% over the prime rate totaling 8.75% at March 31, 2007. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was a balance of $1,481,764 outstanding at March 31, 2007. There was interest expense in the amount of $21,659 related to the line of credit for March 31, 2007.

8. SUBSEQUENT EVENT

On April 24, 2007, the Company sold one of its properties for approximately $125,000 net of all expenses. The Company recorded an additional real estate impairment loss of $40,000 at March 31, 2007 to properly record the fair value of real estate held for sale.

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

     We have completed four public offerings of common stock, the last of which also included debt securities. We completed a public offering of debt securities on October 7, 2006. We sold $14,860,000 Series "B" secured investor certificates of the $23,000,000 offered.

     We currently have eighty first mortgage loans aggregating $41,787,134 in original principal amount, two second mortgage loans aggregating $840,000 in principal amount and $10,991,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) future public offerings; (ii) prepayment and repayment at maturity of existing loans; and
(iii) borrowed funds.

Results of Operations

     During the three month period ended March 31, 2007, our total assets increased by $1,157,606 due to an increase in the bond portfolio. During the three month period ended March 31, 2006, our total assets decreased by $886,088 due to a reduction in the current maturities of loans receivable. Current liabilities increased by $1,411,442 for the three month period ended March 31, 2007 due to increases in building funds payable and our line of credit balance. Current liabilities decreased by $1,733,898 for the three month period ended March 31, 2006, due to a decrease in loan proceeds payable. Non-current liabilities decreased by $213,923 for the three month period ended March 31, 2007 due to the maturation of secured investor certificates. Non-current liabilities increased by $823,185 for the three month period ended March 31, 2006 due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 7.75% to 12.00%. As of March 31, 2007, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.92%. The Company's portfolio of bonds has an average current yield of 7.67%.

     Net income for the Company's three month periods ended March 31, 2007 and 2006 was $365,297 and $375,467 on total revenues of $1,068,590 and $978,290.
Interest income earned on our portfolio of loans was $834,627 and $667,152 for the three month periods ended March 31, 2007 and 2006. The increase in 2007 was due to the funding of additional mortgage loans. The decrease in 2006 was due to the repayment of mortgage loans. Interest expense was $452,490 and $401,819 for the three month periods ended March 31, 2007 and 2006. The increase was due to the interest paid on our line of credit in 2007 and the sale of additional secured investor certificates in 2006. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended March 31, 2007 may include origination fees even though it is not recognized in its entirety for the period under GAAP. As of March 31, 2007 and 2006, we had origination fees of $29,194 and $56,355 during the first three months of the fiscal year.

     Our Board of Directors declared dividends of $.1625 for each share held of record on March 31, 2007. The dividend, which was paid April 30, 2007 represents a 6.50% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the three month period ended March 31, 2007 are primarily comprised of dividends declared as of March 31, 2007 but not yet paid, accounts payable, building funds payable, our line of credit balance, and our secured investor certificates.

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

     On February 13, 2007 we obtained a $3,000,000 line of credit with Beacon Bank, Shorewood Minnesota. Interest is charged at 1/2% over the prime rate totaling 8.75% at March 31, 2007. The line of credit is collateralized by the mortgage secured bonds we own. We have an outstanding balance of $1,481,764 on our line of credit as of March 31, 2007. During the three month period ended March 31, 2007 we had interest expense in the amount of $21,659 relating to this line of credit.

     For the period ended March 31, 2007 cash from operating activities increased to $496,917 from $454,209 from the comparative period ended March 31, 2006, due to timing differences in collection of assets and payment of liabilities.

     For the period ended March 31, 2007 cash used for investing activities decreased to $279,515 from $1,069,136 from the comparative period ended March 31, 2006, primarily due to an increase in collections of mortgage loans and proceeds from bonds.

     For the period ended March 31, 2007 cash used for financing activities increased to $410,688 from $534,165 generated from financing activities for the comparative period ended March 31, 2006, primarily due to proceeds from the sales of secured investor certificates in 2006.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2007. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

Item 5.  Other Matters

     Not Applicable

Item 6.  Exhibits

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

         Dated:    May 11, 2007


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

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

               1. I have reviewed this quarterly form 10-QSB of the Company for the period ended March 31, 2007.

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

         Dated:   May 11, 2007

                                                    By:  /s/  Philip J. Myers
                                                    ---------------------------
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



         Dated:      May 11, 2007               By:  /s/ Philip J. Myers
                     ------------                    ---------------------------
                                                     Chief Executive Officer and
                                                     Chief Financial Officer