Form 10QSB
period 2007-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2007-08-13
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

--------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the Registrant's stock as of June 30, 2007 was:

                  2,493,595 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                                       Page
                                                                                                   No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

                  Balance Sheets June 30, 2007 and December 31, 2006................................3

                  Statements of Operations
                    Six Month Periods Ended June 30, 2007 and 2006..................................4
                    Interim Three Month Periods Ending
                           June 30, 2007 and 2006...................................................4

                  Statements of Cash Flows
                    Six Months Ended June 30, 2007 and 2006.........................................5

                  Statement of Shareholders' Equity.................................................6

                  Notes to Financial Statements ....................................................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............................................11

Item 3.  Controls and Procedures...................................................................13


                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................14

Item 5.  Other Matters     ........................................................................14

Item 6.  Exhibits..................................................................................14

         Signatures................................................................................14

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                        June 30,             December 31,
                                                                         2007                    2006
                                                                     ----------             -------------
                                                                     (Unaudited)              (Audited)
Assets:

 Current Assets
     Cash and equivalents...................................       $     34,859               $    232,258
     Accounts receivable....................................            140,237                    136,709
     Interest receivable....................................            161,691                    164,923
     Current maturities of mortgage loans receivable, net of
         allowance of $70,820 at June 30, 2007 and
         $97,262 at December 31, 2006.......................          1,657,026                  3,073,619
     Current maturities of bond portfolio...................             53,000                     79,000
     Prepaid expenses.......................................              9,714                      8,372
                                                                      ---------                  ---------
         Total current assets:                                        2,056,527                  3,694,881

     Mortgage Loans Receivable, net of current maturities...         32,830,932                 34,779,117
     Real Estate Held for Sale..............................          1,605,190                  1,125,190
     Deferred Secure Investor Certificates Offering Costs
       net of accumulated amortization of $791,643 at
       June 30, 2007 and $706,022 at December 31, 2006......            781,731                    852,720
     Bond Portfolio, net of current maturities..............         11,281,887                  9,471,697
     Other..................................................             60,000                     60,000
                                                                    -----------                -----------

         Total assets:                                             $ 48,616,267               $ 49,983,605
                                                                    ===========                 ==========

Liabilities and Shareholders' Equity:

  Current Liabilities:
     Current maturities of secured investor certificates...       $   2,717,000              $   3,169,000
     Accounts payable.......................................             20,250                     21,796
     Accounts payable - related party.......................             34,977                      4,515
     Building funds payable.................................               -0-                      27,000
     Line of credit.........................................          1,400,000                  1,166,000
     Deferred income........................................             45,711                     62,023
     Dividends payable......................................             62,341                    397,418
                                                                      ---------                  ---------
         Total current liabilities:.........................          4,280,279                  4,847,752

     Deferred Income, net of current maturities.............            589,077                   611,891

     Secured Investor Certificates, Series A................          8,008,000                 8,807,000
     Secured Investor Certificates, Series B................         14,651,000                14,662,000

     Stockholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and outstanding 2,493,595
          as of June 30, 2007 and December 31, 2006.........             24,936                    24,936
     Additional paid in capital.............................         22,927,644                22,927,644
     Accumulated deficit....................................         (1,864,669)               (1,897,618)
                                                                    -----------             -------------
         Total stockholders' equity:                                 21,087,911                21,054,962
                                                                     ----------                ----------
         Total liabilities and equity                              $ 48,616,267              $ 49,983,605
                                                                     ==========                ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
-------------------------------------------------------------------------------
UNAUDITED STATEMENTS OF OPERATIONS


                                                                 Six Months Ended                  Three Months Ended
                                                              June 30,          June 30,          June 30,        June 30,
                                                               2007              2006              2007            2006
                                                             --------          --------          --------       ---------


Revenues
     Interest income loans...........................       $1,589,391       $1,344,431         $ 754,765        $ 677,280
     Interest income other...........................          403,651          502,864           210,649          260,478
     Capital gains realized..........................            5,015            2,674             3,159            1,043
     Origination income..............................           68,320          100,048            29,215           32,927
                                                             ---------        ---------           -------          -------
         Total revenues:                                     2,066,377        1,950,017           997,788          971,728

Expenses
     Professional fees...............................           41,054           39,352            33,432           22,147
     Provision for loan loss reserves................           31,865            8,682            31,865            8,682
     Impairment loss on real estate..................          161,805            7,000           121,805            7,000
     Director fees...................................            2,400            2,800             1,000            1,400
     Interest expense................................          903,769          833,277           451,279          431,457
     Advisory fees...................................          212,675          187,248           106,271           90,203
     Amortization offering expenses..................           85,621          104,613            34,782           52,813
     Other...........................................          126,688           75,890            82,151           42,336
                                                             ---------        ---------           -------          -------
         Total Expenses:                                     1,565,877        1,258,862           862,585          656,038
                                                             ---------        ---------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                             ---------        ---------          --------          -------

Net Income...........................................        $ 500,500      $   691,155         $ 135,203        $ 315,690
                                                               =======          =======          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .20            $ .27             $ .05            $ .12

Weighted Average Common Shares
     Outstanding.....................................        2,493,595        2,545,602         2,493,595        2,545,602


Dividends Declared...................................        $ 467,551      $   701,619        $   62,341        $ 350,777

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                               For the Six                    For the Six
                                                               Months Ended                   Months Ended
                                                                June 30,                        June 30,
                                                                 2007                            2006
                                                                 ----                            ----

Cash Flows From Operating Activities

Net Income                                                  $     500,500                $       691,155
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Impairment loss on real estate                                    161,805                          7,000
Provision for losses on mortgage loans receivable                  31,865                          8,692
Amortization of deferred bond offering costs                       85,621                        104,614
 Change in assets and liabilities:
     Accounts receivable                                           (3,528)                        44,378
     Interest receivable                                            3,232                         (4,733)
     Accounts payable                                              28,916                         (1,500)
     Deferred income                                              (39,126)                        18,970
     Prepaid expenses                                              (1,342)                        (6,250)
                                                                 --------                       ---------
         Net cash from operating activities                       767,943                        862,316

Cash Flows From Investing Activities

     Investment in mortgage loans                               (3,558,223)                   (7,893,654)
     Collections of mortgage loans                               6,091,988                     4,754,656
     Investment in bonds                                        (1,909,840)                     (300,000)
     Proceeds from bond portfolio                                  125,650                       627,339
                                                                ----------                    ----------
         Net cash from (used for) investing activities             749,575                    (2,811,659)

Cash Flows From Financing Activities

     Proceeds from the sale of property                            130,343                          -0-
     Proceeds from line of credit                                  234,000                          -0-
     Proceeds from secured investor certificates                      -0-                      2,564,000
     Payments on secured investor certificate maturities        (1,262,000)                     (712,000)
     Payments for deferred certificate offering costs              (14,632)                     (127,358)
     Stock redemptions                                                -0-                        (50,442)
     Dividends paid                                               (802,628)                     (717,631)
                                                                 ---------                     ---------
         Net cash from (used for) financing activities          (1,714,917)                      956,569

     Net decrease in cash                                         (197,399)                     (992,774)

Cash and Cash Equivalents
     Beginning of period                                          $232,258                    $7,363,943
                                                                   -------                     ---------

     End of period                                                 $34,859                    $6,371,169
                                                                    ======                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                               $62,341                       $350,777
     Mortgage loans reclassified to real estate held for sale     $772,148                       $152,715

     The Company had mortgage loans closed but not paid of $27,000 in 2006 that were subsequently paid in 2007

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                             Additional
                                                    Common Stock               Paid-In            Accumulated
                                             Shares            Amount          Capital              Deficit

Balance, December 31, 2006                  2,493,595          $ 24,936     $ 22,927,644         $ (1,897,618)

     Net Income                                                                                       500,500

     Dividends declared                                                                              (467,551)
                                           ===========           ======       ==========            =========

Balance, June 30, 2007 (unaudited)          2,493,595          $ 24,936     $ 22,927,644         $ (1,864,669)


Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS JUNE 30, 2007
--------------------------------------------------------------------------------

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

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At June 30, 2007, such investments were $16,779. At December 31, 2006, such investments were $15,403. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the Issuer at par. During the six month period ended June 30, 2007, the Company bought $1,913,000 of bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2006, the Company reserved $97,262 for twelve mortgage loans of which one was four mortgage payments in arrears and was in the process of being foreclosed. At June 30, 2007, the Company reserved $70,820 for eight mortgage loans of which three are three or more payments in arrears, two of which are in the process of being foreclosed.

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

On April 24, 2007, the Company sold its property in Coupland, Texas.

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

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2007, the Company had mortgage loans receivable totaling $34,558,778. The loans bear interest ranging from 7.95% to 12.00%. The Company also had a portfolio of secured church bonds at June 30, 2007 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The combined principal of $11,355,790 at June 30, 2007 is due at various maturity dates between August 15, 2007 and November 1, 2036.


The maturity schedule for mortgage loans and bonds receivable as of June 30, 2007 is as follows:

                                                          Mortgage Loans          Bond Portfolio

         From June 30, 2007 to June 30, 2008                 $ 1,727,846        $       53,000
         From July 1, 2008 to December 31, 2008                1,752,144                16,000
         2009                                                    830,782                47,000
         2010                                                    907,679               316,000
         2011                                                    991,729               727,000
     Thereafter                                               28,348,598            10,196,790
                                                              ----------            -----------
                                                              34,558,778            11,355,790

     Less loan loss reserve                                      (70,820)
     Less discounts from par                                                           (20,903)
                                                              ----------            ----------

            Totals                                           $34,487,958           $11,334,887
                                                              ==========            ==========

3.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are composed of Series A and Series B certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at June 30, 2007 is as follows:

                                                                        Secured Investor
                                                                           Certificates

         From June 30, 2007 to June 30, 2008                              $  2,717,000
         From July 1, 2008 to December 31, 2008                              1,441,000
         2009                                                                4,871,000
         2010                                                                1,517,000
         2011                                                                  463,000
         Thereafter                                                         14,367,000
                                                                            ----------

                                                                           $25,376,000

Interest expense related to these certificates for the six months ended June 30, 2007 was $862,722.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will generally receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management fees of approximately $213,000 for the six month period ended June 30, 2007. The Advisor and the Company are related through common ownership and common management.

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

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                              June 30, 2007                 December 31, 2006
                                     ------------------------------   ---------------------------
                                         Carrying          Fair           Carrying        Fair
                                          Amount          Value            Amount         Value
                                        ----------     -----------       ---------     ----------

     Cash and equivalents              $   34,859     $    34,859      $   232,258   $   232,258
     Accounts receivable                   140,237        140,237          136,709       136,709
     Interest receivable                   161,691        161,691          164,923       164,923
     Mortgage loans receivable          34,487,958     34,487,958       37,852,736    37,852,736
     Bond portfolio                     11,334,887     11,334,887        9,550,697     9,550,697
     Line of credit                      1,400,000      1,400,000        1,166,000     1,166,000
     Secured investor certificates      25,376,000     25,376,000       26,638,000    26,638,000

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

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002, and increased to $3,000,000 on February 13, 2007, subject to certain borrowing base limitations, through August 1, 2007. Interest is charged at 1/2% over the prime rate totaling 8.75% at June 30, 2007. The line of credit is collateralized by the mortgage secured bonds held by the Company. There was a balance of $1,400,000 outstanding at June 30, 2007. There was interest expense in the amount of $41,047 related to the line of credit for June 30, 2007.

8. SUBSEQUENT EVENT

On July 2, 2007, the Company entered into a First Supplemental Indenture with Herring Bank which amended the April 26, 2002 Indenture entered into between the Company and the bank. The amendment, approved by a majority of the Series A Secured Investor Certificate Holders, covenants that the Company's long term liabilities will not exceed three hundred percent (300%) of the Company's shareholders' equity and the Company's collateral coverage ratio be reduced to 100%. In addition, the Company redeemed $1,956,000 of the Series A Secured
Investor   Certificates   Holders  who  provided  their  consent  but  requested
redemption.

On July 26, 2007, the Company entered into a three year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. The Company borrowed $2,800,000 against the line on the closing date of the loan.

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

     We currently have seventy-seven first mortgage loans aggregating $37,954,860 in original principal amount, two second mortgage loans aggregating $840,000 in principal amount and $11,355,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on- going basis as more investable assets become available through (i) future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

     During the six month period ended June 30, 2007, our total assets decreased by $1,367,338 primarily due to a reduction in mortgage loans receivable. During the six month period ended June 30, 2006, our total assets decreased by $49,477 due to a reduction in the bond portfolio. Current liabilities decreased by $567,473 for the six month period ended June 30, 2007, due to decreases in the current maturities of secured investor certificates and dividends payable. Current liabilities decreased by $1,083,133 for the six month period ended June 30, 2006, due to a decrease in loan proceeds payable offset by an $800,000 increase in current maturities of secured investor certificates. Non-current liabilities decreased by $832,814 for the six month period ended June 30, 2007 due to a decrease in secured investor certificates as a result of maturation. Non-current liabilities increased by $1,094,592 for the six month period ended June 30, 2006 due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 7.95% to 12.00%. As of June 30, 2007, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.79%. The Company's portfolio of bonds has an average current yield of 7.51%.

     Net income for the Company's six month periods ended June 30, 2007 and 2006 was $500,500 and $691,155 on total revenues of $2,066,377 and $1,950,017.
Interest income earned on our portfolio of loans was $1,589,391 and $1,344,431 for the six month periods ended June 30, 2007 and 2006. The increase in 2007 was due to the funding of additional mortgage loans and purchase of first mortgage bonds. The decrease in 2006 was due to the repayment of mortgage loans. Interest expense was $903,769 and $833,277 for the six month periods ended June 30, 2007 and 2006. The increase was due to borrowing on our line of credit. Net income for the Company's three month periods ended June 30, 2007 and 2006 was $135,203 and $315,690 on total revenues of $997,788 and $971,728. The decrease was due to increases in professional fees, loan loss and real estate impairment reserves and delinquency costs related to foreclosed properties. Interest income earned on our portfolio of loans was $754,765 and $677,280 for the three month periods ended June 30, 2007 and 2006 respectively. The increase in 2007 was due to the funding of additional mortgage loans. The decrease in 2006 was due to repayment of mortgage loans. Interest expense was $451,279 and $431,457 for the three month periods ended June 30, 2007 and 2006. The increase was due to borrowing on our line of credit. We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to Shareholders for the quarter ended June 30, 2007 may include origination income even though it is not recognized in its entirety for the period under GAAP. As of June 30, 2007 and 2006, we had origination income of $68,320 and $100,048 during the first six months of the fiscal year.

     Our Board of Directors declared dividends of $.025 for each share held of record on June 30, 2007. The dividend, which was paid July 31, 2007 represents a 1.00% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at the end of the six month period ended June 30, 2007 are primarily comprised of accounts payable, our line of credit balance, and our secured investor certificates.

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

     On February 13, 2007 we obtained a $3,000,000 line of credit with Beacon Bank, Shorewood, Minnesota. Interest is charged at 1/2% over the prime rate totaling 8.75% at June 30, 2007. The line of credit is collateralized by the mortgage secured bonds we own. We have an outstanding balance of $1,400,000 on our line of credit as of June 30, 2007. During the six month period ended June 30, 2007 we had interest expense in the amount of $41,047 relating to this line of credit.

     On July 26, 2007, the Company entered into a three year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. The Company borrowed $2,800,000 against the line on the closing date of the loan. Proceeds were used to pay off the Company's line of credit with Beacon Bank, redeem $1,956,000 of Series "A" Secured Investor Certificates and pay costs associated with obtaining the line of credit.

     For the period ended June 30, 2007 cash from operating activities decreased to $767,943 from $862,316 from the comparative period ended June 30, 2006, primarily due to increases in accounts receivable and interest expense.

     For the period ended June 30, 2007 cash from investing activities was $749,572 versus $2,811,659 in cash used for investing activities for the comparative period ended June 30, 2006, primarily due to an increase in collections of mortgage loans, the decrease in the investment of mortgage loans offset by the increase in bond investment.

     For the period ended June 30, 2007 cash used for financing activities was $1,714,917 versus $956,569 in cash from financing activities for the comparative period ended June 30, 2006, primarily due to increased payments on secured investor certificates.

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

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2007. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Our annual meeting of shareholders was held on June 15, 2007. We requested all our shareholders to vote on:

     (i) the re-election of our board of directors until the next annual election and until their successors are duly elected and qualified.

     (ii) to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P as our independent auditors for the year ending December 31, 2007.

     All of our directors were re-elected and Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent auditors for the year ending December 31, 2007. There were no broker non-votes in either of the proposals.


Final Proxy Votes for Annual Meeting Held Friday, June 15, 2007

Proposal #1    Election of Directors
                                         For    Percentage   Withheld   Percentage                             Total Shares Voted
               Philip J. Myers        1,129,126   45.28%      72,050       2.89%                                   1,201,176
               Kirbyjon H. Caldwell   1,150,224   46.13%      50,952       2.04%                                   1,201,176
               Robert O. Naegele, Jr. 1,149,124   46.08%      52,052       2.09%                                   1,201,176
               Dennis J. Doyle        1,121,274   44.97%      79,902       3.20%                                   1,201,176
               Michael G. Holmquist   1,149,374   46.09%      51,852       2.08%                                   1,201,226

Proposal #2    Proposal to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Independent
               Auditors of the Corporation for the Year Ended December 31, 2007

                                         For    Percentage    Against   Percentage     Abstain  Percentage
                                      1,153,741   46.27%      19,192       0.77%       28,243       1.13%          1,201,176

               Percentage that voted:          48.17%
               Outstanding voteable shares:    2,493,595

Item 5. Other Matters

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

         Dated:    August 13, 2007

                                             AMERICAN CHURCH MORTGAGE COMPANY



                                           By: /s/ Philip J. Myers
                                              ---------------------------------
                                                   Philip J. Myers
                                                   Chief Executive Officer
                                                    and Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

               I, Philip J. Myers, Chief Executive Officer and Chief Financial Officer of American Church Mortgage Company (the "Company") certify that:

          1. I have reviewed this quarterly form 10-QSB of the Company for the period ended June 30, 2007.

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

         Dated:      August 13, 2007


                                                 By:  /s/  Philip J. Myers
                                                     --------------------------
                                                    Chief Executive Officer and
                                                       Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



         Dated:  August 13, 2007                    By: /s/ Philip J. Myers
                 ---------------                        -----------------------
                                                     Chief Executive Officer and
                                                       Chief Financial Officer
file:i:\form10qks\10q2nd07.wpd