Form 10QSB
period 2007-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2007-11-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

-------------------------------------------------------------------------------


                    [X] Quarterly Report Under Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                For the Quarterly Period Ended September 30, 2007

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

     The number of shares outstanding of the Registrant's stock as of September 30, 2007 was:

                  2,493,595 Shares of Common Stock Outstanding

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                         AMERICAN CHURCH MORTGAGE COMPANY



                                      INDEX                                                       Page
                                                                                                   No.



                                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Balance Sheets September 30, 2007 and December 31, 2006...........................3

                  Statements of Operations
                    Nine Month Periods Ending September 30, 2007 and 2006.......................... 4
                    Interim Three Month Periods Ending
                           September 30, 2007 and 2006..............................................4

                  Statements of Cash Flows
                    Nine Months Ending September 30, 2007 and 2006..................................5

                  Statement of Stockholders' Equity.................................................7

                  Notes to Financial Statements ................................................... 8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............................................ 13

Item 3.  Controls and Procedures...................................................................15


                                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................16

Item 5.  Other Matters.............................................................................16

Item 6.  Exhibits..................................................................................16

         Signatures................................................................................17

Item 1. Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                   September 30,             December 31,
                                                                       2007                      2006
                                                                   ------------              ------------
                                                                   (Unaudited)                (Audited)
Assets:
 Current Assets
     Cash and equivalents...................................      $     262,168              $     232,258
     Accounts receivable....................................            177,856                    136,709
     Interest receivable....................................            140,557                    164,923
     Current maturities of mortgage loans receivable, net of
         allowance of $72,056 at September 30, 2007 and
         $97,262 at December 31, 2006.......................            668,642                  3,073,619
     Current maturities of bond portfolio...................             48,000                     79,000
     Prepaid expenses.......................................             11,633                      8,372
                                                                     ----------                 ----------
         Total current assets:                                        1,308,856                  3,694,881

     Mortgage loans receivable, net of current maturities...         31,013,592                 34,779,117
     Real estate held for sale..............................          2,022,718                  1,125,190
     Deferred secured investor certificate offering costs
       net of accumulated amortization of $841,544 at
       September 30, 2007 and $706,022 at December 31, 2006             723,842                    852,720
     Deferred line of credit costs, net of accumulated
       amortization of $14,658 at September 2007 and $0
         at December 31, 2006...............................            249,181                        -0-
     Bond portfolio, net of current maturities..............         11,556,965                  9,471,697
     Other..................................................             60,000                     60,000
                                                                     ----------                 ----------

         Total Assets:                                             $ 46,935,154               $ 49,983,605
                                                                    ===========                 ==========

Liabilities and Stockholders' Equity:
  Current Liabilities:
     Current maturities of secured investor certificates...     $     2,146,000           $      3,169,000
     Accounts payable.......................................             19,698                     21,796
     Accounts payable - related party.......................             31,798                      4,515
     Building funds payable.................................               -0-                      27,000
     Line of credit.........................................          1,800,000                  1,166,000
     Deferred income........................................             29,284                     62,023
     Dividends payable......................................             62,341                    397,418
                                                                    -----------                 ----------
         Total current liabilities:.........................          4,089,121                  4,847,752

     Deferred income, net of current maturities.............            562,847                    611,891

     Secured investor certificates, Series A................          6,340,000                  8,807,000
     Secured investor certificates, Series B................         14,601,000                 14,662,000

     Stockholders' Equity
       Common stock, par value $.01 per share; Authorized
         30,000,000 shares; Issued and outstanding 2,493,595
          as of September 30, 2007and December 31, 2006.....             24,936                     24,936
     Additional paid in capital.............................         22,927,644                 22,927,644
     Accumulated deficit....................................         (1,610,394)                (1,897,618)
                                                                  -------------              -------------
         Total stockholders' equity:                                 21,342,186                 21,054,962
                                                                     ----------                 ----------
         Total liabilities and equity:                             $ 46,935,154               $ 49,983,605
                                                                     ==========                 ==========

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
--------------------------------------------------------------------------------
UNAUDITED STATEMENTS OF OPERATIONS



                                                               Nine Months Ended                Three Months Ended
                                                          September 30,    September 30,     September 30,   September 30,
                                                               2007              2006              2007            2006
                                                             --------          --------          --------       ---------


Revenues
     Interest income loans...........................       $2,306,493       $2,050,996         $ 717,101        $ 706,564
     Interest income other...........................          578,891          742,583           175,241          239,720
     Capital gains realized..........................           13,287            3,317             8,272              643
     Origination income..............................          135,542          120,629            67,222           20,581
                                                            ----------       ----------           -------         --------
         Total revenues:                                     3,034,213        2,917,525           967,836          967,508

Expenses
     Professional fees...............................           52,304           50,860            11,250           11,508
     Provision for loan loss reserves................           33,101            8,682             1,236            - 0 -
     Impairment loss on real estate..................          161,805            7,000             - 0 -            - 0 -
     Director fees...................................            3,600            4,000            1,200             1,200
     Interest expense................................        1,334,115        1,276,058           430,345          442,781
     Advisory fees...................................          312,905          277,113           100,231           89,865
     Amortization offering and line of credit expense          150,914          157,612            65,293           52,998
     Other...........................................          168,353          127,170            41,666           51,281
                                                              --------        ---------          --------         --------
         Total Expenses:                                     2,217,097        1,908,495           651,221          649,633
                                                             ---------        ---------           -------          -------

Provision for Income Taxes                                      - 0 -            - 0 -             - 0 -            - 0 -
                                                            ----------       ----------        ----------        ---------

Net Income...........................................      $   817,116      $ 1,009,030        $  316,615        $ 317,875
                                                               =======        =========          ========          =======

Income Per Common Share (Basic and diluted)..........            $ .33            $ .40             $ .13            $ .13

Weighted Average Common Shares
     Outstanding.....................................        2,493,595        2,539,379         2,493,595        2,539,379


Dividends Declared...................................      $  529,892       $ 1,087,857       $    62,341        $ 386,238

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                              For the Nine                  For the Nine
                                                               Months Ended                  Months Ended
                                                              September 30,                 September 30,
                                                                 2007                          2006
                                                                 ----                          ----

Cash Flows From Operating Activities

Net Income                                                   $    817,116                $     1,009,030
Adjustments to reconcile net income to net cash
 from (used for) operating activities:
Impairment loss on real estate                                    161,805                          7,000
Provision for losses on mortgage loans receivable                  33,101                          8,682
Amortization of deferred costs                                    150,180                        157,612
 Change in assets and liabilities:
     Accounts receivable                                          (41,147)                       (39,116)
     Interest receivable                                           24,366                        (19,621)
     Accounts payable                                              25,185                         27,145
     Deferred income                                              (81,783)                        67,497
     Prepaid expenses                                              (3,261)                       (10,409)
                                                             ------------                    ------------
         Net cash from operating activities                     1,085,562                      1,207,820

Cash Flows From Investing Activities

     Investment in mortgage loans                               (4,284,088)                  (14,867,005)
     Collections of mortgage loans                               9,204,813                     6,969,054
     Investment in bonds                                        (2,203,460)                     (306,850)
     Proceeds from bond portfolio                                  149,192                       645,711
                                                               -----------                   -----------
         Net cash from (used for) investing activities           2,866,457                    (7,559,090)

Cash Flows From Financing Activities

     Proceeds from sale of property                                130,343                           -0-
     Payments on line of credit, net                            (1,488,815)                          -0-
     Proceeds from secured investor certificates                       -0-                     3,211,000
     Payments on secured investor certificate maturities        (1,595,000)                   (1,318,000)
     Payments for deferred costs                                  (103,668)                     (160,774)
     Stock redemptions                                                 -0-                      (256,143)
     Dividends paid                                               (864,969)                   (1,068,408)
                                                                ----------                   -----------
         Net cash (used for) from financing activities          (3,922,109)                      407,675

     Net increase (decrease) in cash                                29,910                    (5,943,595)

Cash and Cash Equivalents
     Beginning of period                                          $232,258                    $7,363,943
                                                                   -------                     ---------

     End of period                                                $262,168                    $1,420,348
                                                                   =======                     =========

Supplemental Schedule of Noncash
 Financing Activities:
     Dividends declared but not paid                          $     62,341                       $386,238
     Mortgage loans reclassified to real
     estate held for sale                                      $  1,189,676                      $573,108
     Line of credit borrowings for deferred costs              $   166,815
     Line of credit borrowings used for payment
       of secured investor certificates                         $1,956,000
     The Company had mortgage loans closed but not paid
       of $27,000 in 2006 that were subsequently paid in 2007

Notes to Financial Statements are an integral part of this Statement





AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENTS OF CASH FLOWS (Continued)
-------------------------------------------------------------------------------



Supplemental Cash Flow Information
     Cash paid for interest                                     $1,334,115                    $1,276,058

Notes to Financial Statements are an integral part of this Statement


                                        6

AMERICAN CHURCH MORTGAGE COMPANY
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                             Additional
                                                   Common Stock               Paid-In              Accumulated
                                             Shares            Amount         Capital                Deficit

Balance, December 31, 2006                  2,493,595       $    24,936     $ 22,927,644         $  (1,897,618)

     Net Income                                                                                       817,116

     Dividends declared                                                                              (529,892)
                                            =========            ======       ==========            =========

Balance, September 30, 2007                 2,493,595          $ 24,936     $ 22,927,644         $ (1,610,394)
     (unaudited)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

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

The Company maintains its accounts primarily at three financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At September 30, 2007, such investments were $69,957. At December 31, 2006, such investments were $15,403. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for its bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Company classified its bond portfolio as "available-for-sale". Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that their cost approximates their fair value, since the bonds are callable at any time by the Issuer at par. During the nine month period ended September 30, 2007, the Company bought $2,208,000 of bonds at or below par.

Allowance for Mortgage Loans Receivable

The Company records its loans at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on its evaluation of the current status of its loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company policy will reserve for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans. At December 31, 2006, the Company reserved $97,262 for twelve mortgage loans of which one was four mortgage payments in arrears and was in the process of being foreclosed. At September 30, 2007, the Company reserved $72,056 for eleven mortgage loans of which three are three or more payments in arrears, two of which are in the process of being foreclosed.

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

Foreclosure was completed on a church located in Cincinnati, Ohio. The Company owns and has taken possession of the church's property. The property is secured and is being prepared to be sold.

The Company has recorded the real-estate held for sale at fair value which is net of the expected expenses related to the sale of the real-estate.

On April 24, 2007, the Company sold its property in Coupland, Texas.

Deferred Offering Costs

Deferred equity offering costs are charged to stockholders' equity when equity subscriptions are received. Deferred secured investor certificate costs are amortized over the term of the certificates using the straight-line method which approximates the effective interest method.

Deferred Line of Credit Costs

On July 26, 2007, the Company entered into a three-year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. Costs incurred with respect to obtaining the line of credit are being amortized over a three-year period using the straight- line method.

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

The Company has elected to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company will not be subject to Federal income tax to the extent of distributions to its stockholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share.

Newly Issued Pronouncements

The Company has considered the accounting pronouncements issued after December 2006 and has determined that none of these pronouncements will have a material impact on its financial statements.

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may at our complete discretion repurchase shares offered to us from time to time by our stockholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans.

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2007, the Company had mortgage loans receivable totaling $31,754,290. The loans bear interest ranging from 7.95% to 12.00%. The Company also had a portfolio of secured church bonds at September 30, 2007 which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The combined principal of $11,634,790 at September 30, 2007 is due at various maturity dates between December 15, 2007 and November 1, 2036.

The maturity schedule for mortgage loans and bonds receivable as of September 30, 2007 is as follows:

                                                                          Mortgage Loans      Bond Portfolio

         From September 30, 2007 to September 30, 2008                  $     740,698      $       48,000
         From October 1, 2008 to December 31, 2008                            182,475              15,000
         2009                                                                 771,759              47,000
         2010                                                                 843,395             316,000
         2011                                                                 921,716             727,000
         2012                                                                 980,274             507,000
     Thereafter                                                            27,313,973           9,974,790
                                                                           ----------          -----------
                                                                           31,754,290          11,634,790

     Less loan loss reserve                                                   (72,056)
     Less discounts from par                                                                      (29,825)
                                                                          -----------          ----------

            Totals                                                         $31,682,234       $ 11,604,965
                                                                            ==========         ==========

3.  SECURED INVESTOR CERTIFICATES

Secured   investor   certificates   are  composed  of  Series  A  and  Series  B
certificates. They are debt securities with essentially identical terms, differing only in the maturity dates of the certificates and the interest rates paid on them. The certificates are collateralized by certain mortgage loans receivable of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offering. The maturity schedule for the secured investor certificates at September 30, 2007 is as follows:

                                                                                      Investor Saver
                                                                                       Certificates

         From September 30, 2007 to September 30, 2008                            $    2,146,000
         From October 1, 2008 to December 31, 2008                                       591,000
         2009                                                                          3,992,000
         2010                                                                          1,145,000
         2011                                                                            658,000
         2012                                                                            937,000
         Thereafter                                                                   13,618,000
                                                                                      ----------

                                                                                     $23,087,000

Interest expense related to these certificates for the nine months ended September 30, 2007 was $1,266,142.

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

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25 percent of average invested assets (generally defined as the average of the aggregate book value of the assets invested in securities and equity interests in and loans secured by real estate) up to $35 million, 1.00 percent of assets from $35 million to $50 million, and 0.75 percent on assets in excess of $50 million, which is payable on a monthly basis. The Advisor will generally receive one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management fees of approximately $313,000 for the nine month period ended September 30, 2007. In addition, the Company owed the Advisor $4,515 as of December 31, 2006 and $31,798 as of September 30, 2007. The Advisor and the Company are related through common ownership and common management.

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

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                            September 30, 2007               December 31, 2006
                                     ------------------------------   ---------------------------
                                          Carrying         Fair           Carrying         Fair
                                           Amount          Value           Amount          Value
                                         ----------    ------------      ----------    -----------

     Cash and equivalents           $      262,168  $     262,168    $     232,258 $     232,258
     Accounts receivable                   177,856        177,856          136,709       136,709
     Interest receivable                   140,557        140,557          164,923       164,923
     Mortgage loans receivable          31,682,234     31,682,234       37,852,736    37,852,736
     Bond portfolio                     11,604,965     11,604,965        9,550,697     9,550,697
     Line of credit                      1,800,000      1,800,000        1,166,000     1,166,000
     Secured investor certificates      23,087,000     23,087,000       26,638,000    26,638,000

The carrying value of cash and equivalents and line of credit approximates fair value. The carrying value of the mortgage loans receivable approximates fair value because of the substantial turnover and activity in this portfolio. The carrying value of the bond portfolio approximates its amortized cost since our bonds are callable at any time by the issuer at par. The carrying value of the secured investor certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly in the past year.

7.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999 which was increased to $2,000,000 on March 18, 2002 and increased to $3,000,000 on February 13, 2007, subject to certain borrowing base limitations, through August 1, 2007. Interest was charged at 1/2% over the prime rate. The line of credit was paid off on July 26, 2007 by the KeyBank facility discussed below, leaving no balance outstanding at September 30, 2007. There was interest expense in the amount of $41,047 related to the line of credit for September 30, 2007.

On July 26, 2007, the Company entered into a three-year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. There was a balance of $1,800,000 outstanding at September 30, 2007. Interest is charged at the LIBOR rate plus an applicable margin which was one and one half percent at September 30, 2007. The total interest rate was 6.63% at September 30, 2007. The applicable margin is indexed based upon the Company's financial performance.

The Credit Agreement contains customary affirmative and negative covenants. The financial covenants include borrowing base restrictions, a maximum indebtedness to assets ratio, a minimum cash flow coverage ratio, a minimum tangible net worth ratio, and a maximum non-performing assets ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from KeyBank or the lenders under the Credit Agreement. The Credit Agreement also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. Additionally, under certain circumstances, total availability under the credit facility can be increased to $25 million. The revolving credit facility is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates.

8. SUBSEQUENT EVENT

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes has defaulted on its payment obligation to bondholders. The Church subsequently declared Chapter eleven ("11") bankruptcy on its properties in November 2007. The Company along with all other bondholders has a superior lien over all other creditors. No accrual for interest from the bonds is being recorded by the Company effective September 30, 2007.

The Church has listed all three of their properties for sale price for and aggregate price of $19,166,668. The bondholders are currently owed $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo Texas, is trustee for the first mortgage bondholders. Herring Bank and its legal counsel are monitoring the bankruptcy process and will advise the bondholders of the Church's re-organization plans once it is made available. The Company is not able to calculate a reserve amount for its bonds until further evidence regarding the value of the Church's properties and the disposition of the bankruptcy are provided to Herring Bank, its legal counsel and bondholders. Once additional information regarding the Church's re-organization plan and valuation of its properties is provided, the Company will determine whether a valuation adjustment for the bond investment should be recorded. The Company anticipates such information may be available for the fourth quarter of 2007.

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

     We currently have seventy-three first mortgage loans aggregating $34,869,387 in original principal amount and $11,634,790 in principal amount of first mortgage bonds issued by churches. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through
(i) future public offerings; (ii) prepayment and repayment at maturity of existing loans; and (iii) borrowed funds.

Results of Operations

     During the nine month period ended September 30, 2007, our total assets decreased by $3,048,451 due to a reduction in mortgage loans receivable. During the nine month period ended September 30, 2006, our total assets decreased by $169,877 due to a reduction in the bond portfolio. Current liabilities decreased by $758,631 for the nine month period ended September 30, 2007, due to a decrease in the current maturities of secured investor certificates. Current liabilities decreased by $895,186 for the nine month period ended September 30, 2006, due to a decrease in loan proceeds payable offset by an $894,000 increase in the current maturities of secured investor certificates. Non-current liabilities decreased by $2,577,044 for the nine-month period ended September 30, 2007 due to maturation of secured investor certificates. Non-current liabilities increased by $1,060,278 for the nine month period ended September 30, 2006 due primarily to sales of secured investor certificates. All loans we have made range in interest rate charged to the borrowers from 7.95% to 12.00%. As of September 30, 2007, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.82%. The Company's portfolio of bonds has an average current yield of 7.52%.

     Net income for the Company's nine month periods ended September 30, 2007 and 2006 was $817,116 and $1,009,030 on total revenues of $3,034,213 and
$2,917,525. Interest income earned on our portfolio of loans was $2,306,493 and $2,050,996 for the nine month periods ended September 30, 2007 and 2006. The increase in 2007 was due to the funding of additional mortgage loans. The decrease in 2006 was due to the repayment of mortgage loans and an increase in non-performing loans. Interest expense was $1,334,115 and $1,276,058 for the nine month periods ended September 30, 2007 and 2006. The increase in 2007 was due to an increase in borrowing from our line of credit. The increase in 2006 was due to the sale of additional secured investor certificates. Net income for the Company's three month periods ended September 30, 2007 and 2006 was $316,615 and $317,875 on total revenues of $967,836 and $967,508. Interest income earned on our portfolio of loans was $717,101 and $706,564 for the three month periods ended September 30, 2007 and 2006 respectively. The increase in 2007 and 2006 was due primarily to the funding of additional mortgage loans. Interest expense was $430,345 and $442,781 for the three month periods ended September 30, 2007 and 2006. The decrease in 2007 was due a maturation of secured investor certificates. The increase in 2006 was due to the sale of additional secured investor certificates. We have elected to operate as a real estate investment trust, therefore we distribute to stockholders at least 90% of "Taxable Income." The dividends declared and paid to Stockholders for the quarter ended September 30, 2007 may include origination income even though it is not recognized in its entirety for the period under GAAP As of September 30, 2007 and 2006, we had origination income of $135,542 and $120,629 during the first nine months of the fiscal year.

     Our liabilities at the end of the nine month period ended September 30, 2007 are primarily comprised of deferred income, our line of credit balance, and our secured investor certificates.


Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our Stockholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of the net proceeds from the sale of the shares, and (ii) implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and accounting fees, and interest payments on secured investor certificates.

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

     On February 13, 2007 we obtained a $3,000,000 line of credit with Beacon Bank, Shorewood, Minnesota, which was paid off on July 26, 2007 with proceeds from the revolving credit facility discussed below. Interest was charged at 1/2% over the prime rate. The line of credit was collateralized by the mortgage secured bonds we own. There is no outstanding balance on this line of credit as of September 30, 2007. During the nine month period ended September 30, 2007 we had interest expense in the amount of $41,047 relating to this line of credit.

     On July 26, 2007, the Company entered into a three year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. Interest is charged at the LIBOR rate plus an applicable margin which was one and one half percent at September 30, 2007. The total interest rate was 6.63% at September 30, 2007. The applicable margin is indexed based upon the Company's financial performance. The Company borrowed $2,800,000 against the line on the closing date of the loan. Proceeds were used to pay off the Company's line of credit with Beacon Bank, redeem $1,956,000 of Series "A" Secured Investor Certificates and pay costs associated with obtaining the line of credit. We have an outstanding balance of $1,800,000 on our line of credit as of September 30, 2007. During the nine month period ended September 30, 2007, we had interest expense in the amount of $26,926 relating to this line of credit.

     For the period ended September 30, 2007 cash from operating activities decreased to $1,085,562 from $1,207,820 from the comparative period ended September 30, 2006, primarily due to decrease in interest income on cash balances.

     For the period ended September 30, 2007 we had cash from investing activities of $2,866,457 versus cash used for investing activities of $7,559,090 from the comparative period ended September 30, 2006. The difference is primarily due to an increase in collections of mortgage loans and a decrease in investments in new mortgage loans.

     For the period ended September 30, 2007 we had cash used for financing activities of $3,922,109 versus cash from financing activities of $407,675 from the comparative period ended September 30, 2006. The difference is primarily due to increases in maturing secured investor certificates, decreases in proceeds from sales of secured investor certificates and increases in payments on our line of credit.

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

We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of the substantial activity/turnover in this portfolio. We estimate the fair value of the bond portfolio to be the same as the carrying value because, there is no ready public market for these bonds and the bonds are callable at anytime by the issuer at par. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value. The value of real estate held for sale is based on management's estimate, real-estate appraisals and similar property market comparisons.

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

     The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes has defaulted on its payment obligation to bondholders. The Church subsequently declared Chapter eleven ("11") bankruptcy on its properties in November 2007. The Company along with all other bondholders has a superior lien over all other creditors. No accrual for interest from the bonds is being recorded by the Company effective September 30, 2007.

     The Church has listed all three of their properties for sale price for and aggregate price of $19,166,668. The bondholders are currently owed $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo Texas, is trustee for the first mortgage bondholders. Herring Bank and its legal counsel are monitoring the bankruptcy process and will advise the bondholders of the Church's re-organization plans once it is made available. Management is not able to calculate a reserve amount for its bonds until further evidence regarding the value of the Church's properties and the disposition of the bankruptcy are provided to Herring Bank, its legal counsel and bondholders. Once additional information regarding the Church's re-organization plan and valuation of its properties is provided, Management will determine whether a valuation adjustment for the bond investment should be recorded. Management anticipates such information may be available for the fourth quarter of 2007.

Item 3.  Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2007. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.


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

         Dated:    November 14, 2007

                                                AMERICAN CHURCH MORTGAGE COMPANY



                                               By:     /s/ Philip J. Myers
                                                  ------------------------------
                                                          Philip J. Myers
                                                  Chief Executive Officer and
                                                  Chief Financial Officer

                                                                    Exhibit 31.1


                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

                  I, Philip J. Myers, certify that:

               1. I have reviewed this quarterly form 10-QSB of the Company for the period ended September 30, 2007.

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


Dated:     November 14, 2007

                                                   By:  /s/  Philip J. Myers
                                                        ---------------------
                                                             Philip J. Myers

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of American Church Mortgage Company (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to this knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Dated:     November 14, 2007                    By:    /s/ Philip J. Myers
          ---------------------                     ----------------------------
                                                    Chief Executive Officer and
                                                     Chief Financial Officer
file:i:\form10qks\10q3rd07.wpd