Form 10KSB
period 2007-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2008-03-28
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________ to __________.



                        Commission File Number 000-25919

                        American Church Mortgage Company

              Incorporated Under the Laws of the State of Minnesota
                  I.R.S. Employer Identification No.41-1793975

                            10237 Yellow Circle Drive
                              Minnetonka, MN 55343
                            Telephone: (952) 945-9455

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

              Revenues for its most recent fiscal year: $3,947,690

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable.

The number of shares outstanding of the issuer's common stock as of February 29, 2008 was:

                  2,493,595 Shares of Common Stock Outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive proxy statement for the annual meeting of shareholders to be held on or about June 11, 2008.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
-------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY
                                   FORM 10-KSB


                                      INDEX
                                                                                                       Page
                                                                                                        No.

                                     PART I

Item 1.       Description of Business............................................................        3

Item 2.       Description of Property............................................................       15

Item 3.       Legal Proceedings..................................................................       15

Item 4.       Submission of Matters to a Vote of Security Holders................................       16

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters,
              and Small Business Issuer Purchases of Equity Securities...........................       16

Item 6.       Management's Discussion and Analysis
              or Plan of Operation...............................................................       17

Item 7.       Financial Statements:..............................................................       21

                  Report of Independent Registered Public Accounting Firm........................      F-1

                  Balance Sheets
                  December 31, 2007 and 2006.....................................................      F-2

                  Statements of Operations
                  Years Ended December 31, 2007 and 2006.........................................      F-4

                  Statements of Stockholders' Equity
                  December 31, 2007 and 2006.....................................................      F-5

                  Statements of Cash Flows
                  Years Ended December 31, 2007 and 2006.........................................      F-6

                  Notes to Financial Statements..................................................      F-8

Item 8.       Changes In and Disagreements With
              Accountants on Accounting and Financial Disclosure.................................       21

Item 8A(T).   Controls and Procedures............................................................       21

Item 8B.      Other Information..................................................................       22

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, Control Persons,
              and Corporate Governance; Compliance With Section 16 (a)
              of the Exchange Act................................................................       22

Item 10.      Executive Compensation.............................................................       22

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.........................................       22

Item 12.      Certain Relationships and Related Transactions, and Director Independence..........       22

Item 13.      Exhibits...........................................................................       23

Item 14.          Principal Accountant Fees and Services.........................................       23

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

Item 1. Description of Business

General

     We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2008, we have made 166 loans to 139 churches in the aggregate amount of $85,501,427, with the average principal amount of such loans being $515,069. Of the 166 loans we have made, 76 loans totaling $34,818,158 have been repaid early by the borrowing churches. We also own, as of February 28, 2008, $11,511,000 principal amount of Church Bonds (hereinafter defined), which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., a FINRA member broker-dealer which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

Public Offerings

     On October 7, 2004 the Securities and Exchange Commission declared effective our fifth public offering of $23,000,000 worth of secured investor certificates under SEC file 333-75836. The Company concluded the Offering on October 7, 2006. The Offering was conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. $14,860,000 worth of certificates were sold through our advisor's affiliate, American Investors Group, Inc., to public investors.

The Company's Business Activities

     Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the "Advisor"). We have no employees. The Advisor's affiliate, American Investors Group, Inc., ("American") has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers' financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 228 church bond financings, in which approximately $469,820,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $2,061,000.

     In the course of its business, American identified a demand from potential borrowers for smaller loans of $100,000 to $2,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing diminished for financings under $1,000,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms that are not always favorable or available to them, due to the historic reluctance of banks to lend to churches for other than economic reasons. Our objective is to provide a lending source to this segment of the industry-by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American. Financing Business

     Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $2,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. We attempt to apply our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. We seek to enhance returns on investments on such loans by:

     o offering terms of up to 30 years or more, generating the highest yields possible under current market conditions;

     o seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan;

     o making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and

     o purchasing a limited amount of mortgage-secured debt securities having various maturities issued by churches and other non-profit religious organizations.

     Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets (hereinafter defined) on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase.

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

     Our  lending  and  investing  operations,   including  determination  of  a
prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor. Employees and agents of the Advisor conduct all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications;
(iv) closing the loans; (v) servicing the loans; (vi) enforcing the terms of our loans; (vii) shareholder relations and (viii) administering our day-to-day business. For its services, the Advisor is entitled to receive a management fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. The management fee is reduced to 1% on assets from $35 million to $50 million and to ..75% on assets over $50 million. The Advisor's management fees are computed and payable monthly.

Current First Mortgage Loan Terms

     We offer prospective borrowers a selection of "Loan Types," which include a choice of fixed or variable rates of interest indexed to the "prime" rate of interest or other generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions. The Loan Types, interest rates and fees offered and charged by us may from time-to-time be limited, changed or otherwise unilaterally amended by the Advisor in its discretion as a result of such factors (among others) as (i) balance of Loan Types in our portfolio; (ii) competition from other lenders; (iii) anticipated need to increase the overall yield to our mortgage loan portfolio; (iv) local and national economic factors; (v) actual experience in borrowers' demand for the loans; and (vi) available funds. In addition, we may make mortgage loans on terms other than those identified in our list of Loan Types. Subject to change, modification or elimination at our complete discretion, the following is a list of the currently available Loan Types we may offer to prospective borrowing institutions:


              ================================== ======================================= =======================

                          Loan Type                        Interest Rate (1)             Origination Fee (2)
              ---------------------------------- --------------------------------------- -----------------------

              30 Year Term (3)                   Fixed @ 8.25%                                    3.5%
              ---------------------------------- --------------------------------------- -----------------------

              30 Year Term (3)                   Variable Annually @ 10-year T + 400              2.0%
                                                 basis points
              ---------------------------------- --------------------------------------- -----------------------

              Renewable Term 5 Year    (4)       Fixed @: 7.75%                                   2.5%

              ================================== ======================================= =======================


     (1) "10-year T" means the rate of interest paid to investors on the 10-year notes issued by the U.S. Treasury, as published by the Wall Street Journal, CNBC cable network or other sources deemed reliable by the Company.

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

     (4) Renewable term loans are repaid based on a 30-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 30 years. We charge a fee of 1/2% to the borrower upon each renewal date. If renewed by the borrower, the interest rate is adjusted to the 10-year T plus a specified basis point "spread," i.e., 450 basis points.

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

     All appraisals and financial statements are prepared by independent third-party professionals who we approve based on their experience, reputation and education. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and certain members of its staff including staff members of American. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meet our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, a negotiable origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

     We currently have a $15,000,000 revolving credit facility with KeyBank National Association, Cleveland, Ohio. As of December 31, 2007, we have an outstanding balance of $3,350,000 against our line of credit. On July 26, 2007, we entered into the revolving credit facility and a related promissory note with KeyBank. Approximately $2,800,000 was drawn on the credit facility at closing. Of that amount, $1,956,000 was used to redeem certain Series A 2002 secured investor certificates, and approximately $650,000 was used to pay off and close our previous line of credit with Beacon Bank. Borrowings under the credit facility are based upon a borrowing base calculation and are available to us for use in connection with our working capital and general corporate needs. Additionally, under certain circumstances, total availability under the credit facility can be increased to $25 million. The revolving credit facility is secured by a first priority security interest in substantially all of our assets other than collateral pledged to secure our Series A and Series B secured investor certificates.

     Advances under the credit facility and related promissory note bear interest at either KeyBank's base rate plus an applicable margin or at LIBOR plus an applicable margin, at the Company's option. These rates adjust as provided in the credit agreement for the credit facility, but at December 31, 2007, the effective rate was 6.56%. The applicable margin is indexed based upon the Company's financial performance. The Company may prepay loans under certain circumstances, which include restrictions on notice, timing and amount.

     The credit agreement for the credit facility contains customary affirmative and negative covenants. The financial covenants include borrowing base restrictions, a maximum indebtedness to assets ratio, a minimum cash flow coverage ratio, a minimum tangible net worth ratio, and a maximum non-performing assets ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from KeyBank or the lenders under the credit facility. The credit agreement also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default.


     Currently, we may borrow up to 300% of our shareholder's equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

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

     (iii) The loan amount cannot exceed 75% of the value of the real estate and improvements securing each loan, such value being determined based on a written appraisal prepared by an appraiser acceptable to the Advisor. On all loans, we will require a written appraisal certified by a member of the Appraisal Institute ("MAI"), or a state-certified appraiser.

     (iv) An ALTA (American Land Title Association) or equivalent Mortgage Title Policy must be furnished to us by the borrower insuring our mortgage interest.

     (v) The borrower's long-term debt (including the proposed loan) cannot exceed four times their gross income for the previous twelve (12) months.

     (vi) The borrower must furnish us with financial statements (balance sheet and income and expense statement) for their last three (3) complete fiscal years and a current financial statement for the period within ninety days of the loan closing date. On loans of $500,000 or less, the last complete fiscal year must be reviewed by an independent accounting firm. On loans in excess of $500,000, the Advisor may require that the last complete fiscal year financial statements be audited by an independent auditor. Borrowers in existence for less than three fiscal years must provide financial statements since their inception. No loan will be extended to a borrower in operation less than two years absent express approval by our Board of Directors.

     (vii) The Advisor typically requires the borrower to arrange for automatic electronic payment or drafting of monthly payments.

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

     (x) The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Shareholder's Equity of the corporation and must be reviewed by the Independent Directors at least quarterly. The maximum amount of such borrowings can not exceed 300% of Shareholder's Equity in the absence of a satisfactory showing that a higher level of borrowing is appropriate. Any excess in borrowing over such 300% level must be approved by a majority of Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess;

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

Under Performing and Non-Performing Loans

     As of December 31, 2007, we have four first mortgage loans totaling approximately $1,156,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on three of these loans and expect to take possession of these churches and list their properties for sale. In addition, we have foreclosed and have taken possession of five properties with total loan balances outstanding totaling approximately $2,202,000 and have listed four of the properties for sale through local realtors. We have an earnest money deposit on the fifth property and are awaiting an updated certificate of occupancy from the city in order to transfer the property. One of the properties was acquired through foreclosure proceedings in 2007. The fair value of the properties was $1,566,561 at December 31, 2007. Competition

     The business of making loans to churches and other non-profit religious organizations is highly competitive. We compete with a wide variety of investors and other lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to our own. A number of these competitors have greater financial resources, larger staffs and longer operating histories than we do. We compete principally by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other religious organizations. Our competitive "specialty" is in offering fixed-rate, long-term loans, which few of our competitors make available to churches.

Employees

     We have no employees. Our daily operations and other material aspects of our business are managed by Church Loan Advisors, Inc. (the "Advisor") on a "turn-key" basis using employees of the Advisor and/or its Affiliates. At present, certain officers and directors of American and the Advisor are providing services to us at no charge and which will not be reimbursed to them. These services include, among others, legal and analytic services relating to the execution of our business plan, development and preparation of reports to be filed under the Securities Exchange Act, and utilization of proprietary forms and documents utilized by the Advisor in connection with our business operations.

     Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services. Philip J. Myers, our Chief Executive Officer, Treasurer and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings. The Advisor employs three people on a part-time or other basis. The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted for through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

Operations

     Our operations currently are located in the 8,200 square foot offices of the Advisor's affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned in part by Philip J. Myers, our Chief Executive Officer, Treasurer and a Director. We are not separately charged any rent for our use of these facilities, or for our use of copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our shareholders.

Risk Factors

Risks Related to Mortgage Lending

     We Are Subject to the Risks Generally Associated with Mortgage Lending. Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight. It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:


o  low demand for mortgage loans                     o   availability of alternative financing
                                                         and competitive conditions
o  interest rate fluctuations
                                                     o   factors affecting specific borrowers
o  changes in the level of consumer confidence
                                                     o   losses associated with default,
o  availability of credit-worthy borrowers               foreclosure of a mortgage, and sale of the
                                                         mortgaged property
o  national and local economic conditions
                                                     o   state and federal laws and regulations
o  demographic and population patterns
                                                     o   bankruptcy or insolvency of a borrower
o  zoning regulations
                                                     o   financial industry market risk
o  taxes and tax law changes

     Second Mortgage Loans Pose Additional Risks. Our financing policies allow us to make second mortgage loans. The principal amount of such loans may not exceed 20% of our Average Invested Assets. Second mortgage loans entail more risk than first mortgage loans, as foreclosure of senior indebtedness or liens could require us to pay the senior debt or risk losing our mortgage, or reduced collateral value may reduce or eliminate our security.

     Fixed and Variable-Rate Debt Can Result in Yield Fluctuations. Fixed and variable-rate debt obligations carry certain risks. A general rise in interest rates could make the yield on a particular mortgage loan lower than prevailing rates. This could negatively affect our value and consequently the value of our shares and certificates. Neither we nor our advisor can predict changes in interest rates. We will attempt to reduce this risk by maintaining medium and longer-term mortgage loans and through offering adjustable rate loans to borrowers. We do not intend to borrow funds or sell certificates if the cost of such borrowing exceeds the income we believe we can earn from lending the funds. The average holding period of our debt is less than three years which has mitigated this risk in yield fluctuations.

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

We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and rates of foreclosures during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties decreasing demand for mortgage loans. In addition, during such economic times we may be unable to locate credit-worthy borrowers.

     Our Business May Be Adversely Affected If Our Borrowers Become Insolvent or Bankrupt or Cease Using the Financed Facilities. If any of our borrowers become insolvent or bankrupt, the borrower's mortgage payments will be delayed and may cease entirely. We may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. The sale of church property can take longer than typical commercial or residential real estate because of its "special use" nature. We have experienced extended offering periods for properties we hold through foreclosure. This has, and we expect will, compel us to discount our asking prices and/or our actual sale prices to liquidate foreclosed properties.

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

     Expenses of Foreclosure May Prevent Us From Recovering the Full Value of a Loan. If we foreclose on a mortgage and take legal title to a church's real estate, real estate taxes could be levied and assessed against the property until sold since the property would no longer be owned by a non-profit entity. The property may also incur operating expenses pending its sale, such as property insurance, utilities, security, repairs and maintenance. These expenses would be our financial responsibility, and could be substantial in relation to our prior loan if we cannot readily dispose of the property. Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure.

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

     Conflicts of Interest Arise From Our Relationship with Our Advisor. The terms of transactions involving our formation and the formation of our Advisor, and our contractual relationship with our Advisor, were not negotiated at arm's-length. Our non-independent directors and officers may have conflicts of interest in enforcing agreements between us and our Advisor. Future business arrangements and agreements between us and our Advisor and their affiliates must be approved by our board of directors, including a majority of our independent directors.

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

Risks Related to the Certificates

     We May Incur More Indebtedness. We may incur additional indebtedness in the future. We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring this additional indebtedness. Under our Bylaws, as amended, we may incur indebtedness up to 300% of our shareholder's equity, the level permitted under North American Securities Administrators Association ("NASAA") guidelines, in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess.

     There Are Potential Adverse Effects Associated With Lending Borrowed Funds. We have deployed the proceeds from the sale of secured investor certificates into loans to churches and other non-profit religious organizations. We have also used our line of credit with KeyBank, Cleveland, Ohio, from time to time, to fund loans, and intend to use our line of credit in this way in the future. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or "spread," between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature.

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

Risks Related to Management

     We Are Dependent Upon Our Advisor. Our Advisor, Church Loan Advisors, Inc., manages us and selects our investments subject to general supervision by our Board of Directors and compliance with our lending policies. We depend upon our Advisor and its personnel for most aspects of our business operations. Our success depends on the success of our Advisor in locating borrowers and negotiating loans upon terms favorable to us. Among others, our Advisor performs the following services for us:

o mortgage loan marketing and procurement                    o  managing relationships with our accountants and attorneys
o bond portfolio selection and investment                    o  corporate management
o mortgage loan underwriting                                 o  bookkeeping
o mortgage loan servicing                                    o  reporting to state, federal, tax and other
o money management                                              authorities
o developing and maintaining business relationships          o  reports to shareholders and shareholder relations
o maintaining "goodwill"                                     o  loan enforcement and collections

     Our shareholders' right to participate in management is generally limited to the election of directors. Certificate holders have no right to participate in our management. Certificate holders must be willing to entrust our management to our Advisor and our Board of Directors.

     We Have Conflicts of Interest with Our Advisor and Affiliates. Affiliations and conflicts of interests exist among our officers and directors and the owner and officers and directors of our Advisor and affiliates. Our Advisor and affiliates are both controlled by our Chief Executive Officer and President, Philip Myers. Our President and the officers and directors of our Advisor are involved in the church financing business through their affiliations with American Investors Group, Inc. ("American"). American originates, offers and sells first mortgage bonds for churches. We may purchase first mortgage bonds issued by churches through American in its capacity as underwriter for the issuing church, or as broker or dealer on the secondary market. In such event, American would receive commissions (paid by the issuing church) on original issue bonds, or "mark-ups" in connection with any secondary transactions. If we sell church bonds in our portfolio, the bonds will be sold through American. We would pay American commissions in connection with such transactions, but in no event, in excess of those normally charged to customers.

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

     The Collateral For Our Loans and Our Lenders May Be Subject to Environmental Claims. If there are environmental problems associated with the real estate securing any of our loans, the associated remediation or removal requirements imposed by federal, state and local laws could affect our ability to realize value on our collateral or our borrowers' ability to repay their loans.

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

Properties We Own

     Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure of a $339,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor.

     Foreclosure of a $401,000 loan was completed on a church located in Cleveland, Ohio in December 2005. The church congregation has disbanded and the church's property is currently unoccupied. We took possession of the church and listed the property for sale through a local realtor. The sale of the property was completed on January 18, 2008. The property sold for $215,000. We received approximately $182,000 from the sale of the property after closing costs and realtor fees. We will realize on taxable loss on the property totaling $221,000 in 2008.

     Foreclosure of a $420,000 loan was completed on a church located in Dayton, Ohio in August 2006. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company has taken possession of the church and has listed the property for sale through a local realtor.

     Foreclosure of a $826,000 loan was also completed on a building owned by a church in Dallas, Texas in March 2007. The Company has taken possession of the building and has an earnest money deposit from a buyer. We are awaiting an updated certificate of occupancy from the county, which is required before the transfer of the property can occur.

Item 3.   Legal Proceedings.

     There are presently no legal actions against us or our advisor, pending or threatened. However, a borrower church located in Coupland, Texas defaulted on its loan and we foreclosed upon and sold the church's property in 2007. Additionally, we filed a civil lawsuit against the construction contractor for that church to recover the construction proceeds. The lawsuit alleges a scheme by the contractor to defraud our borrower and us of approximately $800,000 through the use of falsified construction documents. In addition to our lawsuit, the contractor has been indicted by a Texas grand jury and has been arrested. The contractor is begin arraigned on criminal charges soon.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Outstanding Securities

     As of February 29, 2008, 2,493,595 shares of our common stock and $22,831,000 of secured investor certificates were issued and outstanding. We did not sell any securities in 2007.

Holders of Our Common Shares

     As of February 29, 2008, we had 1,043 record holders of our $.01 par common stock.

Lack of Liquidity and Absence of Public Market Price.

     There is no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not currently listed or traded on any exchange or market and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). "Pink Sheet" price quotations for our stock under the symbol "ACMC" were made at certain isolated times during 2007 by other broker-dealers at prices as low as $4.45 per share and as high as $7.80 per share.

Repurchase of Our Shares

     Although our shares of common stock are not redeemable by us, we may at our complete discretion, repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price the Advisor deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. The Company's board of directors has authorized the repurchase of shares subject to availability of capital and generally limited to prices at which no dilution of equity (book value) is experienced by remaining shareholders. We did not repurchase any shares during fiscal year 2007.

Dividends

     We paid dividends on our common stock for the fiscal years ended December 31, 2007 and 2006 as follows:

========================================================================================================
 For Quarter Ended:            Dollar Amount Distributed                Annualized Yield Per $10
                                       Per Share:                           Share Represented:
--------------------------------------------------------------------------------------------------------
                              2007                  2006                2007               2006


--------------------------------------------------------------------------------------------------------
     March 31st              $.1625                $.1375               6.50%              5.50%
--------------------------------------------------------------------------------------------------------
      June 30th               $.025                $.1375               1.00%              5.50%
--------------------------------------------------------------------------------------------------------
   September 30th             $.025               $.153125              1.00%             6.125%
--------------------------------------------------------------------------------------------------------
    December 31st             $.050               $.159375              2.00%             6.375%
--------------------------------------------------------------------------------------------------------
       Totals:               $.2625                $.5875              2.625%             5.875%
========================================================================================================

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

     During any period where our shares of common stock are being offered and sold and the proceeds therefrom accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our undeployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2007, we distributed substantially all of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and
(ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Equity Compensation Plans

     We do not have any equity compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Report beginning at page F-1.

Financial Condition

     Our total assets decreased from $49,983,605 at December 31, 2006 to $48,282,799 at December 31, 2007 and increased from $49,699,203 at December 31, 2005 to $49,983,605 at December 31, 2006. The primary reason for the decrease in total assets from December 31, 2005 through December 31, 2007 was a decrease in mortgage loans receivable due to the payoff of loans. Shareholders' Equity increased from $21,054,962 at December 31, 2006 to $21,253,580 at December 31, 2007 primarily due to continual profitable operations and a reduction in dividend payments. Our primary liabilities at December 31, 2007 and 2006 were our secured investor certificates, which were $22,831,000 and $26,638,000 respectively, and our line of credit, which was $3,350,000 and $1,166,000, respectively. An additional significant liability for both periods was largely comprised of a "Deferred Income" item, reflecting our practice of recognizing our origination income -- fees charged to borrowers at the commencement of their loans -- over the life of each loan. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month.

Results of Operations

     Since we began active  business  operations on April 15, 1996, we have paid
46 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 7.482% to shareholders who purchased shares in our public offerings at $10 per share. Each loan funded during the quarter generates origination income which is due and payable to shareholders as taxable income even though origination income was not recognized in its entirety for the period under generally accepted accounting principles ("GAAP"). We anticipate distributing all of our taxable income (100%) in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide a reliable income source to our shareholders.

     Net income under GAAP accounting for our year ended December 31, 2007 was $853,190 on total revenues of $3,947,690 compared to net income of $1,154,168 on total revenues of $3,927,765 for the year ended December 31, 2006. This decrease in net income was primarily due to increased loan loss and real estate impairment reserves. We disposed of two properties in 2007 and one in January of 2008. We believe due to a general economic downturn in the economy, along with a depressed real estate market, the availability of qualified buyers for our current foreclosed properties has been reduced since no viable offers have been made. We expect to foreclose on three additional properties in 2008 and will incur costs to secure and prepare these properties for sale. We exhaust all options available to us to before proceeding to foreclosure. We do not foresee any additional increase in foreclosures other than these three churches.

     Interest income earned on the Company's portfolio of loans was $3,022,695 for the year ended December 31, 2007, compared to $2,854,477 for 2006. This increase in interest income was due to the fact that 8 new loans were originated in the fiscal year ended December 31, 2007. Excluded from revenue for the year ended December 31, 2007 is $107,369 of origination income, or "points," we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

     Our operating expenses for our fiscal year ended December 31, 2007 were $1,315,785 compared to $1,048,611 for our fiscal year ended December 31, 2006. This increase in operating expenses was primarily a result of provisions related to mortgage and bond receivables as well as costs associated with foreclosed properties.

     Our Board of Directors declared dividends of $.1625 for each share of record on March 31, 2007, $.025 for each share held of record on June 30, 2007, $.025 for each share held of record September 30, 2007 and $.050 for each share held of record on December 31, 2007. Based on the quarters ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, the dividends paid represented a 6.50%, 1.00%, 1.00% and 2.00 % annualized yield to shareholders, respectively, for an effective overall annual yield of 2.625% in 2007. In 2007, and especially in the second, third and fourth quarters of 2007, our dividend yield was significantly lower than in prior periods. This decrease resulted directly from the loss related to the sale of foreclosed property in Coupland, Texas. In addition, 58% of dividends paid to shareholders in 2007 was taxable ordinary dividends, while 42% of the dividends paid to shareholders in 2007 was return of capital and is reported as non-dividend distributions.

     The Company expects dividends to be paid in 2008 will return to normal historical payout levels prior to 2007. Revenues should increase as we fund additional loans through our line of credit and we do not expect a substantial increase in our loan loss or real estate impairment reserves.

Liquidity and Capital Resources

     Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of cash, and (ii) making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and auditing fees, communications costs with our shareholders, and the expenses of our transfer agents and registrar.

     Our loan portfolio consists primarily of long term fixed rate loans. We currently do not have any short term variable rate loans or renewable loans in our portfolio. Historically, loans in our portfolio are outstanding for an average of just under three years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to re-finance their loan with a local bank, credit union or other financial institution who is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

     Currently, our bond portfolio comprises 25% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is $11,392,790 as of December 31, 2007. We earned approximately $763,000 on our bond portfolio in 2007. Prior to 2007 we did not experience any loss of income from our bond portfolio.

     We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes has defaulted on its payment obligations to bondholders. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding in November 2007. The Company, along with all other bondholders, has a superior lien over all other creditors. We did not receive our August or November 2007 interest payments from St. Agnes. We are not accruing any missed interest payments from the bonds which totaled approximately $34,000 for both August and November 2007. We foresee that we will not receive any interest payments from St. Agnes through the first half of 2008. We have reserved $100,000 against the principal balance of the bonds at December 31, 2007.

     The church has listed all three of its properties for sale for an aggregate price of $19,166,668. The bondholders are currently owed $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas is trustee for the first mortgage bondholders. Herring Bank and its legal counsel are monitoring the bankruptcy process and will advise the bondholder's of the church's re-organization plans once they are made available. Once additional information regarding the Church's reorganization plan is provided, we will determine whether an additional valuation adjustment for the bond investment should be recorded.

     In addition, we are able to borrow funds in an amount up to 300% of shareholder's equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) in order to increase our lending capacity. We currently have a $15,000,000 secured revolving credit facility with KeyBank National Association, Cleveland, Ohio. As of December 31, 2007 we have an outstanding balance of $3,350,000 against our line of credit. This credit line is secured by the pledge of approximately $7,334,000 in principal amount of our first mortgage loans in addition to any new mortgage loans funded with proceeds from the line. Interest on our line of credit is payable to KeyBank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently our rate at which we can borrow funds under this line of credit is 90-day LIBOR interest rate plus 1.50% and base rate loans at ..25% over prime rate).

     Based on the Company's borrowing base adjusted leverage ratio this applicable margin can be adjusted, on any date of determination, either upward or downward based on the following schedule:

       ==================================================================================================================
               Total Leverage Ratio:          Per Annum Percentage for LIBOR Rate   Per Annum Percentage for Base Rate
                                                             Loans:                               Loans:
       ------------------------------------------------------------------------------------------------------------------
       Greater than or equal to 60%                          1.875%                                0.50%

       ------------------------------------------------------------------------------------------------------------------

       Less  than  60%  but  greater  than or                1.50%                                 0.25%
       equal to 55%
       ------------------------------------------------------------------------------------------------------------------
       Less than 55%                                         1.35%                                 0.00%

       ==================================================================================================================

The total leverage ratio is determined by dividing total liabilities by total adjusted tangible asset value.

     However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds. When we do carry an outstanding balance on this line of credit we plan to "pay-down" any future borrowings on our line of credit by (i) negotiating a larger, more cost-advantageous line of credit with another bank and (ii) applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments. Increases or decreases in the lending rates charged by our bank sources as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans and bonds and (iii) borrowing under our existing line of credit.

Loan Loss Reserve Policy

     We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgements and the need to make estimates of future events, which may or may not materialize as planned. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. At December 31, 2007, we reserved $72,056 against fourteen mortgage loans.

     As of December 31, 2007, we had four first mortgage loans that are three or more payments in arrears. Three of the loans are in the process of being foreclosed. The first loan has an outstanding balance of approximately $385,000. The church missed one mortgage payment in 2006 and ten mortgage payments in 2007. We plan to take possession of this property in May 2008 and list it for sale through a local realtor.

     The second loan has an outstanding balance of approximately $238,000. The church missed five mortgage payments in 2007. We obtained a deed in lieu of foreclosure from the church and have recorded the deed in the county where the church resides. The church has listed the property for sale, and if it is not sold by May 15, 2008, we will take possession and list it for sale through a local realtor.

     The third loan has an outstanding balance of approximately $383,000. The church missed six mortgage payments in 2007. We initiated the foreclosure process, but on the day on which we were to take possession through Sheriff Sale, the church filed bankruptcy. Our attorney is in contact with the bankruptcy trustee, and we are awaiting the outcome of this process.

     The fourth loan has an outstanding balance of approximately $150,000. The church missed one payment in 2006 and two payments in 2007. The church submitted a repayment plan which was accepted. We are monitoring the payment process. This is the smallest loan in our loan portfolio.

     We presently expect our loan loss reserves to be adequate to cover all losses. Listed below is our current loan loss reserve policy:

===============================================================================================================================
Incident      Percentage of Loan    Status of Loan
              Reserved
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------
1.            None                  Loan is current, no interruption in
                                    payments during history of the loan,
                                    ("interruption" means receipt by us more
                                    than 30 days after scheduled payment date).
-------------------------------------------------------------------------------------------------------------------------------
2.            None                  Loan current, previous interruptions
                                    experienced, but none in the last six month
                                    period. Applies to restructured loans or
                                    loans given forebearance.
-------------------------------------------------------------------------------------------------------------------------------
3.            None                  Loan current, previous interruptions experienced, but none in the last 90 day period.
-------------------------------------------------------------------------------------------------------------------------------
4.            1.00%                 Loan serviced  regularly,  but 1 to 3 payments  cumulative in arrears.  Delinquency notice been sent.
-------------------------------------------------------------------------------------------------------------------------------
5.            2.00%                 Loan serviced regularly, but 4 or 5 payments cumulative in arrears.
-------------------------------------------------------------------------------------------------------------------------------
6.            5.00%                 Loan more than 5 payments  cumulative in arrears,  loan servicing  intermittent during the last 90 days.  Ability of obligor to continue to service the loan at  scheduled  levels in doubt.  Restructuring contemplated or imminent.
-------------------------------------------------------------------------------------------------------------------------------
7.            The greater of: (i)   Loan is declared to be in default. Foreclosure
              accumulated reserve   proceeding underway or imminent. Reserve
              during default        amount dependent on value of collateral. All expenses related to
              period equal to       enforcing loan  agreements are expensed.
              principal loan
              balance in excess of
              65% of original
              collateral value; or
              (ii) 1% of the
              remaining principal
              balance each quarter
              during which the
              default remains in
              effect.
===============================================================================================================================

     The Company's Advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any, to reserve amounts in excess of its current policy. Any additional reserve amounts will be equal to or greater than its current reserve policy. Loan loss reserves are recorded on a quarterly basis.

Bond Loss Policy

     Bond loss reserves are estimated by management and are determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues,
(iii) the issuers payment history as well as (iv) historical trends.

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

     Of our significant accounting policies described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable and bond portfolio involves a high degree of judgment. We estimate the fair value of our mortgage loans receivable to be the same as the carrying value because of the substantial activity/turnover in this portfolio. We do not consider the availability of a market for a loan in estimating fair value at this time. We estimate the fair value of the bond portfolio to be the same as the carrying value, because there is no ready public market for these bonds and the bonds are callable at anytime by the issuer at par. We do not consider future cash flows, the interest rate or the yield rate of a loan or bond in estimating fair value. In addition, the loan and bond loss policy, previously discussed, is a critical accounting policy.

     Recognition of origination income under "GAAP" must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders included origination income even though it was not recognized in its entirety as income for the period under GAAP.

     We estimate the value of real estate we hold pending re-sale on a number of factors. We look at the current condition of the property as well as current market conditions in determining a fair value. Since churches are single use facilities the listing price of the property may be lower than the total amount owed to us. Attorney fees, taxes, utilities along with real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for re-sale includes estimates of expenses related to the sale of the real estate.

Item 7.  Financial Statements.

     Financial Statements required by this item can be found at pages F-1 through F-15 of this Form-10KSB and are deemed incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

Item 8A(T). Controls and Procedures.

     (a) Management's Annual Report on Internal Control Over Financial Reporting. The management of American Church Mortgage Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, consisting of Philip J. Myers, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective as a result of limited resources and limited segregation of duties such that financial information required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in the finance and accounting functions. Were there a larger staff, it would be possible to provide for greater segregation of duties which would permit checks and balances and reviews that would improve internal control. Management recognizes that this is a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

     Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     Our independent registered public accountants have reported to our Board of Directors certain matters of involving internal controls that they considered to be a material weakness on the Evaluation Date, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the limited segregation of duties.

     (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, except for the material weakness identified above related to limited resources and limited segregation of duties, that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

         Not Applicable.
                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

     The information required by Item 9 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 11, 2008, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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

Item 10.  Executive Compensation

     The information required by Item 10 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 11, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report under the caption "How are directors compensated?" and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 11 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 11, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

     The information required by Item 12 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 11, 2008, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

Item 13.   Exhibits

        Exhibit
        No.                                                            Title


        3.1            Amended and Restated Articles of Incorporation                                                           1

        3.2            Third Amended and Restated Bylaws                                                                        2

        4.1            Specimen Common Stock Certificate                                                                        1

        4.2            Trust Indenture between the Company and The Herring National Bank dated April 26, 2002                   3

        4.3            Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28,       4
                       2004

        4.4            First Supplemental Indenture to 2002 Indenture dated July 2, 2007                                        2

        4.5            First Supplemental Indenture to 2004 Indenture dated July 2, 2007                                        2

        10.1           Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004      5

        10.2           Line of Credit Agreement with Beacon Bank dated March 18, 2002                                           3

        10.3           $2,000,000 Promissory Note and Combined Security Agreement between the Company and Beacon Bank dated     3
                       March 18, 2002

        10.4           Security Agreement between the Company and The Herring National Bank, as Trustee dated April 26, 2002    3

        10.5           Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated      4
                       September 28, 2004

        10.6           Revolving Credit Agreement by and among the Company and KeyBank National Association, dated July 26,     5
                       2007

        10.7           Key Bank Promissory Note dated July 26, 2007                                                             5

        10.8           Security Agreement with KeyBank dated July 26, 2007                                                      5

        10.9           Collateral Assignment of Documents Rights and Claims dated July 26, 2007                                 5

        31.1           Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002                                      6

        31.2           Certification Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes     6
                       Oxley Act of 2002


     (1) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed April 30, 1999.
     (2) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed July 3, 2007.
     (3) Incorporated herein by reference to the Company's Registration Statement on Form S-11/A, filed April 26, 2002.
     (4) Incorporated herein by reference to the Company's Registration Statement on Form S-11/A, filed September 29, 2004.
     (5) Incorporated herein by reference to the Company's Current Report on Form 8-K/A, filed August 1, 2007.
     (6)  Filed herewith.

         Item 14. Principal Accountants Fees and Services

     The information required by Item 14 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 11, 2008, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 28, 2008          By:   /s/Philip J. Myers
                               ------------------------------------
                               Philip J. Myers, President, Treasurer
                               Chief Executive Officer, President and Treasurer
                               Principal Executive Officer and Principal
                                Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

  By:     /s/ Philip J. Myers                            Date:     03/28/08
         ----------------------------------                    ----------------
         Philip J. Myers
         President, Treasurer and Director

  By:     /s/ Dennis J. Doyle                            Date:     03/28/08
         ----------------------------------                     ---------------
         Dennis J. Doyle, Director

  By:    /s/ Michael G. Holmquist                        Date:     03/28/08
         -----------------------------------                    ---------------
         Michael G. Holmquist, Director

  By:    /s/ Robert O. Naegele, Jr.                      Date:     03/28/08
         -----------------------------------                    ---------------
         Robert O. Naegele, Jr.,  Director

  By:    /s/ Kirbyjon H. Caldwell                        Date:     03/28/08
         -----------------------------------                    ---------------
         Kirbyjon H. Caldwell, Director

                                                                    Exhibit 31.1
CERTIFICATION

         I, Philip J. Myers, certify that:

     1. I have reviewed this Form 10-KSB of the Company for the fiscal year ended December 31, 2007:

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

     3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for, the periods presented in this report:

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared:

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, and

     5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

Dated: March 28, 2008

                              By:  /s/  Philip J. Myers
                              -----------------------------------
                              Philip J. Myers
                              Chief Executive Officer, President and Treasurer
                              (Principal   Executive  Officer   and   Principal
                               Financial Officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of American Church Mortgage Company (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to his knowledge:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: March 28, 2008          By:    /s/ Philip J. Myers
       --------------          -----------------------------------
                               Chief Executive Officer, President and Treasurer
                               (Principal Executive   Officer   and   Principal
                               Financial Officer)

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2007 and 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheets of American Church Mortgage Company as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. American Church Mortgage Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ Boulay, Heutmaker, Zibell & Co.,P.L.L.P.
                                        Certified Public Accountants

Minneapolis, Minnesota
March 28, 2008

                        AMERICAN CHURCH MORTGAGE COMPANY

                                 Balance Sheets




-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
                      ASSETS                                                              2007                  2006
-----------------------------------------------------------------------------------------------------------------------------------

Current Assets
    Cash and equivalents                                                            $     285,118           $  232,258
    Accounts receivable                                                                   112,546              136,709
    Interest receivable                                                                   151,105              164,923
    Current maturities of mortgage loans receivable, net of
          allowance of $72,056 and $97,262 at
          December 31, 2007 and 2006, respectively                                        907,812            3,073,619
    Current maturities of bond portfolio                                                   41,000               79,000
    Prepaid expenses                                                                        7,072                8,372
                                                                                     ------------         ------------
            Total current assets                                                        1,504,653            3,694,881


Mortgage Loans Receivable, net of current maturities                                   33,061,115           34,779,117

Real Estate Held for Sale, net of impairment reserve of                                 1,566,561            1,125,190
    $635,286 and $1,196,168 at December 31, 2007 and
    2006, respectively

Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $871,437 and
    $706,022 at December 31, 2007 and 2006, respectively                                  700,479              852,720

Deferred Line of Credit Costs, net of accumulated
    amortization of $36,652 at December 31, 2007                                          227,278                    -

Bond Portfolio, net of current maturities and allowance
    of $100,000 at December 31, 2007                                                   11,222,713            9,471,697

Other                                                                                            -              60,000
                                                                                       ----------           ----------

            Total assets                                                              $48,282,799          $49,983,605
                                                                                       ==========           ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                                 Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31
       LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2007                2006
-----------------------------------------------------------------------------------------------------------------------------------

Current Liabilities
    Current maturities of secured investor certificates                                $   2,197,000      $   3,169,000
    Line of credit                                                                         3,350,000          1,166,000
    Accounts payable                                                                          28,941             21,796
    Accounts payable - related party                                                        -                     4,515
    Accrued expenses                                                                          18,022           -
    Building funds payable                                                                    50,000             27,000
    Current maturities of deferred income                                                     30,412             62,023
    Dividends payable                                                                        124,680            397,418
                                                                                          ----------         ----------
            Total current liabilities                                                      5,799,055          4,847,752


Deferred Income, net of current maturities                                                   596,164            611,891


Secured Investor Certificates, Series A                                                    6,008,000          8,807,000
Secured Investor Certificates, Series B                                                   14,626,000         14,662,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,493,595 at December 31, 2007
            and 2006                                                                          24,936             24,936
    Additional paid-in capital                                                            22,927,644         22,927,644
    Accumulated deficit                                                                   (1,699,000)        (1,897,618)
                                                                                         -----------        -----------
            Total stockholders' equity                                                    21,253,580         21,054,962
                                                                                          ----------         ----------
            Total liabilities and equity                                                 $48,282,799        $49,983,605
                                                                                          ==========         ==========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                            Statements of Operations


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31
                                                                                           2007                2006
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                          $3,947,690         $3,927,765

Operating Expenses

  Other operating expenses                                                                  965,322            834,764
  Provision for losses on mortgage loans receivable                                          33,101              8,682
  Provision for losses on bonds                                                             100,000             -
  Real estate impairment loss                                                               217,362            205,165
                                                                                          ---------          ---------

     Total operating expenses                                                             1,315,785          1,048,611
                                                                                          ---------          ---------

Operating Income                                                                          2,691,905          2,879,154

Other Expense
    Interest expense                                                                      1,778,715          1,724,986

Income Taxes                                                                                  -                 -
                                                                                          ---------          ---------

Net Income                                                                             $    853,190        $ 1,154,168
                                                                                         ==========          =========

Basic and Diluted Income Per Common Share                                              $        .34        $       .46
                                                                                         ==========          =========

Weighted Average Common Shares Outstanding                                                2,493,595          2,536,351
                                                                                         ==========         ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Statements of Stockholders' Equity



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Additional
                                                           Common Stock                 Paid-In            Accumulated
                                                         Shares      Amount             Capital              Deficit
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                             2,551,568     $25,516           $23,416,468       ($ 1,566,511)

    Repurchase of 57,973 shares of
         common stock                                    (57,973)       (580)             (488,824)

    Net income                                                                                              1,154,168

    Dividends declared                                                                                     (1,485,275)
                                                       ---------      ------            ----------          ---------

Balance, December 31, 2006                             2,493,595     $24,936           $22,927,644       ($ 1,897,618)

    Net income                                                                                                853,190

   Dividends declared                                                                                        (654,572)
                                                      ---------       ------          ----------              -------
Balance, December 31, 2007                            2,493,595      $24,936         $22,927,644          ($1,699,000)
                                                      =========       ======          ==========            =========






Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                           Statements of Cash Flows


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31
                                                                                          2007                  2006
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                        $   853,190        $   1,154,168
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate                                                    217,362              205,165
        Provision for losses on mortgage loans receivable                                  33,101                8,682
        Provision for losses on bond portfolio                                            100,000                  -
        Amortization of deferred costs                                                    202,067              199,373
        Other                                                                              60,000                  -
        Change in assets and liabilities
            Accounts receivable                                                            24,163              (27,267)
            Interest receivable                                                            13,818              (26,781)
            Prepaid expenses                                                                1,300               (8,372)
            Accounts payable                                                                2,630                6,971
            Accrued expenses                                                               18,022                  -

            Deferred income                                                               (47,338)             117,312
                                                                                     -------------         -----------
            Net cash from operating activities                                          1,478,315            1,629,251

Cash Flows from Investing Activities
    Investment in mortgage loans                                                       (6,807,144)         (19,699,820)
    Collections of mortgage loans                                                       9,891,776            9,944,751
    Investments in bonds                                                               (2,533,620)            (306,850)
    Proceeds from bond portfolio                                                          720,604              658,020
                                                                                        ---------            ----------
            Net cash from (used for) investing activities                               1,271,616           (9,403,899)

Cash Flows from Financing Activities

    Proceeds from sale of property                                                        130,343                    -
    Payments on line of credit, net                                                        61,185            1,166,000
    Proceeds from secured investor certificates                                                 -            3,369,000
    Payments on secured investor certificate maturities                                (1,851,000)          (1,770,000)
    Payments for deferred costs                                                          (110,289)            (177,987)
    Stock redemptions                                                                           -             (489,404)
    Dividends paid                                                                       (927,310)          (1,454,646)
                                                                                     ------------          -----------
            Net cash (used for) from financing activities                              (2,697,071)             642,963
                                                                                      ------------        ------------

Net Increase (Decrease) in Cash and Equivalents                                            52,860           (7,131,685)

Cash and Equivalents - Beginning of Year                                                  232,258            7,363,943
                                                                                     ------------          -----------

Cash and Equivalents - End of Year                                                   $    285,118        $     232,258
                                                                                      ===========         ============


                                  - Continued -

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31
                                                                                            2007                2006
-----------------------------------------------------------------------------------------------------------------------------------



Supplemental Schedule of Noncash Financing and
    Investing Activities

     Dividends payable                                                                   $   124,680        $   397,418
                                                                                          ==========         ==========

     Reclassification of mortgage and accounts receivable to
        real estate held for sale                                                        $   789,076        $   573,108
                                                                                          ==========         ----------

    Mortgage loans closed but not paid                                                   $    50,000       $     27,000
                                                                                          ==========         ==========

    Line of credit borrowings for deferred costs                                         $   166,815       $         -
                                                                                          ==========         ==========

    Line of credit borrowings used for payment of
        secured investor certificates                                                     $1,956,000         $      -
                                                                                           =========          =========



Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                          $1,760,693         $1,724,986
                                                                                           =========          =========

Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

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

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At December 31, 2007 and 2006, such investments were $5,000 and $15,403, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its bond portfolio as "available-for sale."
Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes that cost approximates fair value, since the bonds are callable at any time by the issuer at par.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006


Allowance for Mortgage Loans Receivable

The Company records loans receivable at their estimated net realizable value. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company reserves for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are in the foreclosure process. At December 31, 2007, the Company reserved $72,056 for fourteen mortgage loans, of which four are three or more mortgage payments in arrears. Three of the loans are in the foreclosure process, of which one has declared bankruptcy. At December 31, 2006, the Company reserved $97,262 for twelve mortgage loans of which one was four mortgage payments in arrears and was in the foreclosure process.

The total impaired loans, which are loans that are in the foreclosure process or are no longer performing, were approximately $1,156,000 and $1,164,000 at December 31, 2007 and 2006, respectively.

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

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company took possession of the church and listed the property for sale through a local realtor. The sale of the property was completed on January 18, 2008. The property sold for approximately $215,000 and the Company received approximately $182,000 from the sale of the property after closing costs and realtor fees. The Company subsequently realized a tax deductible loss on the property totaling approximately $221,000.

Foreclosure was completed on a church located in Dayton, Ohio. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company took possession of the church and listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Dallas, Texas. The Company took possession of the property. The Company received an earnest money deposit from a buyer who is currently in the process of obtaining a certificate of occupancy. When the certificate of occupancy is obtained, the sale of the property will be completed.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006

The Company recorded the real estate held for sale at fair value, which is net of the expected expenses related to the sale of the real estate.

Carrying Value of Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that the carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Deferred Loan Costs

Deferred loan costs are amortized over the respective terms of the secured investor certificates and the line of credit using the straight-line method which approximates the effective interest method.

Revenue Recognition

Interest income on mortgage loans and the bond portfolio is recognized as earned. Deferred income represents loan origination fees, which are recognized over the life of the loan as an adjustment to the yield on the loan.

Income Taxes

The Company elected to be taxed as a Real Estate Investment Trust (REIT). Accordingly, the Company is not subject to Federal income tax to the extent of distributions to its stockholders if the Company meets all the requirements under the REIT provisions of the Internal Revenue Code.

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share, as there were no potential dilutive shares outstanding.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006

Recently Issued Accounting Pronouncements

In September  2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and the related disclosures.

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may, at our complete discretion, repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price Church Loan Advisors, Inc., the "Advisor" to the Company, deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans.

2.  MORTGAGE LOANS AND BOND PORTFOLIO

At December 31, 2007, the Company had first mortgage loans receivable totaling $34,040,983. The loans bear interest ranging from 7.50% to 12.00% at December 31, 2007. At December 31, 2006, the Company had first mortgage loans receivable totaling $37,949,998 that bore interest ranging from 7.75% to 12.00%.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006


The Company also had a portfolio of secured church bonds at December 31, 2007 and 2006, which are carried at cost plus amortized interest income, which approximates fair value since the bonds are callable at any time by the issuer at par. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The combined principal of $11,392,790 at December 31, 2007 is due at various maturity dates between February 1, 2008 and November 15, 2037. Eight bond issues comprised 85% of the Company's bond portfolio at December 31, 2007. Six bond issues comprised 85% of the Company's bond portfolio at December 31, 2006. The Company recorded an allowance of $100,000 at December 31, 2007 for one bond series that is in default. This bond series is approximately 18% of the bond portfolio at December 31, 2007. The Company had maturities of bonds of approximately $730,000 and $658,000 in 2007 and 2006, respectively. The Company purchased approximately $2,534,000 and $307,000 of bonds in 2007 and 2006, respectively.

The contractual maturity schedule for mortgage loans and the bond portfolio as of December 31, 2007, is as follows:

                                                                     Mortgage Loans       Bond Portfolio

           2008                                                     $     979,868          $       41,000
           2009                                                           788,205                  52,000
           2010                                                         1,292,126                 164,000
           2011                                                           922,221                 516,000
           2012                                                           998,478                 346,000
           Thereafter                                                  29,060,085              10,273,790
                                                                       ----------              ----------
                                                                       34,040,983              11,392,790
           Less loan loss and bond reserves                               (72,056)               (100,000)
           Less discount from par                                                                 (29,077)
                                                                     ------------             -----------

                       Totals                                         $33,968,927             $11,263,713
                                                                       ==========              ==========

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes defaulted on its payment obligations to bondholders. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding three properties in November 2007. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the bonds is recorded by the Company.

The church listed all three of its properties for sale for an aggregate price of $19,166,668. The bondholders are currently owed $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas is trustee for the first mortgage bondholders. Herring Bank and its legal counsel are monitoring the bankruptcy process and will advise the bondholders of the church's re-organization plans when made available. The Company reserved $100,000 for the bonds at December 31, 2007. When additional information regarding the Church's reorganization plan is provided, the Company will determine whether an additional valuation adjustment for the bond investment should be recorded.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006

3.  SECURED INVESTOR CERTIFICATES

Secured investor certificates (see Note 6) are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. Additionally, the Company incurred deferred offering costs related to the debt offerings. The maturity schedule for the secured investor certificates at December 31, 2007 is as follows:

                                                                   Secured Investor
                                                                     Certificates
                                                                  --------------------

           2008                                                     $    2,197,000
           2009                                                          4,024,000
           2010                                                          1,145,000
           2011                                                            680,000
           2012                                                          1,167,000
           Thereafter                                                   13,618,000
                                                                       -----------

                      Totals                                           $22,831,000
                                                                        ==========

Interest expense related to these Certificates for the years ended December 31, 2007 and 2006, respectively, is approximately $1,657,000 and $1,724,000. The weighted average interest rate on the certificates was 7.34% and 7.33% for 2007 and 2006, respectfully.

4.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel.

Under the terms of the Advisory Agreement, the Company pays the Advisor an annual base management fee of 1.25% of average invested assets (generally defined as the average of the aggregate book value of the assets invested in first mortgage bonds and loans secured by real estate) up to $35 million, 1.00% of assets from $35 million to $50 million, and 0.75% on assets in excess of $50 million, which is payable on a monthly basis. The Advisor also receives one-half of the origination fees paid by a mortgage loan borrower in connection with a mortgage loan made or renewed by the Company. The Company paid Advisor management and origination fees of approximately $487,000 and $573,000 during 2007 and 2006, respectively. At December 31, 2006, the Company had a payable of approximately $5,000 due to the Advisor.

The Advisor and the Company are related through common ownership and common management. See Notes 1 and 6 for additional transactions.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006


5.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2007, the Company had pretax income of $853,190 and distributions to shareholders in the form of dividends during the tax year of $654,572. The expected tax expense to the Company, pre-dividends would have been $290,085. In 2006, the Company had pretax income $1,154,168 and distributions to shareholders in the form of dividends during the tax year of $1,485,275. The expected tax expense to the Company, pre-dividends, would have been $392,417 in 2006. The Company paid out 100% of taxable income in dividends in 2007 and 2006.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:


                                                                                     2007             2006


         Expected tax expense                                                      $290,085          $392,417
         Realized Tax Loss                                                         (284,427)             -
         Benefit of REIT distributions                                             (129,118)         (504,994)
         Valuation allowance                                                         63,460           112,577
                                                                                    -------           -------

                     Total provision                                               $( 60,000)        $   -
                                                                                     =======          =======

The components of deferred income taxes are as follows:
                                                                                     2007               2006

         Loan origination fees                                                     $213,036          $229,131
         Loan loss allowance                                                         58,499            33,069
         Real-estate impairment                                                     215,997           406,697
         Valuation allowance                                                       (487,532)         (608,897)
                                                                                   --------          --------

                  Total deferred income tax                                        $   -            $  60,000
                                                                                    =======          ========

The total deferred tax assets are as follows:
                                                                                    2007               2006

         Deferred tax assets                                                       $487,532          $668,897
         Deferred tax asset valuation allowance                                    (487,532)         (608,897)
                                                                                    -------           -------

                     Net deferred tax asset                                        $   -             $ 60,000
                                                                                    =======           =======


The change in the valuation allowance was approximately $63,000 and $113,000 for 2007 and 2006, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006


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

Pursuant to the terms of the Underwriting Agreement, the Company incurred commissions and non-reimbursable expenses and paid approximately $173,000 during 2006 in connection with these public offerings to the managing underwriter and participating broker-dealers .

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2007 and 2006:

                                                                2007                                   2006
                                                  -----------------------------------    ------------------------------
                                                      Carrying            Fair             Carrying            Fair
                                                       Amount             Value             Amount             Value
                                                     ----------        -------------      ----------       ------------

      Cash and equivalents                       $     285,118      $     285,118        $  232,258         $  232,258
      Accounts receivable                              112,546            112,546           136,709            136,709
      Interest receivable                              151,105            151,105           164,923            164,923
      Mortgage loans receivable                     33,968,927         33,968,927        37,852,736         37,852,736
      Bond portfolio                                11,263,713         11,263,713         9,550,697          9,550,697
      Secured investor certificates                 22,831,000         22,831,000        26,638,000         26,638,000

The carrying value of cash and equivalents approximates fair value. The carrying value of the mortgage loans receivable approximates fair value because of the substantial turnover and activity in this portfolio. The carrying value of the bond portfolio approximates amortized cost since our bonds are callable at any time by the issuer at par. The carrying value of the secured investor certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly in the past year.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2007 and 2006



8.  LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with its bank on July 22, 1999, which was increased to $2,000,000 on March 18, 2002 and increased to $3,000,000 on February 13, 2007, subject to certain borrowing base limitations, through August 1, 2007. Interest was charged at 0.50% over the prime rate, which totaled 8.75% at December 31, 2007. The line of credit was fully paid on July 26, 2007 by the KeyBank facility discussed below, leaving no balance outstanding at December 31, 2007. There was interest expense in the amount of approximately $41,000 related to the line of credit for December 31, 2007.

On July 26, 2007, the Company entered into a three-year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. There was a balance of $3,350,000 outstanding at December 31, 2007. There was interest expense in the amount of approximately $86,000 related to the facility for December 31, 2007. Interest is charged at the LIBOR rate plus an applicable margin, which was 1.50% at December 31, 2007. The total interest rate was 6.56% at December 31, 2007. The applicable margin is indexed based upon the Company's financial performance as described below.

The Credit Agreement contains customary affirmative and negative covenants. The financial covenants include borrowing base restrictions, a maximum indebtedness to assets ratio, a minimum cash flow coverage ratio, a minimum tangible net worth ratio, and a maximum non-performing assets ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from KeyBank or the lenders under the Credit Agreement. The Credit Agreement also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. Additionally, under certain circumstances, total availability under the credit facility can be increased to $25 million. The revolving credit facility is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates

The Company's applicable margin rate is currently 1.50% over LIBOR for LIBOR rate loans and 0.25% over prime rate for base rate loans. Based on the Company's borrowing base adjusted leverage ratio this applicable margin can be adjusted, on any date of determination, either upward or downward based on the following schedule:

   -------------------------------------- ------------------------------------ --------------------------------------
           Total Leverage Ratio:            Per Annum Percentage for LIBOR      Per Annum Percentage for Base Rate
                                                         Loans                                 Loans
   -------------------------------------- ------------------------------------ --------------------------------------
   -------------------------------------- ------------------------------------ --------------------------------------
   Greater than or equal to 60%                         1.875%                                 0.50%
   -------------------------------------- ------------------------------------ --------------------------------------
   -------------------------------------- ------------------------------------ --------------------------------------
   Less  than  60% but  greater  than or                 1.50%                                 0.25%
   equal to 55%
   -------------------------------------- ------------------------------------ --------------------------------------
   -------------------------------------- ------------------------------------ --------------------------------------
   Less than 55%                                         1.35%                                 0.00%
   -------------------------------------- ------------------------------------ --------------------------------------

The total leverage ratio is determined by dividing total liabilities by total adjusted tangible asset value.