Form 10KSB/A
period 2007-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2008-04-29
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

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

The number of shares outstanding of the issuer's common stock as of April 29, 2008 was:

                  2,493,595 Shares of Common Stock Outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
 ------------------------------------------------------------------------------

                                Explanatory Note



     This Annual Report on Form 10-KSB/A is being filed to amend Part III, Items 9 through 14 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the "SEC") on March 28, 2008, to include information previously omitted from that filing in reliance on General Instruction E to Form 10-KSB, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The reference on the cover of the Annual Report on Form 10-KSB to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report is hereby deleted.

     Except as stated herein, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB on March 28, 2008 and no attempt has been made in this Annual Report on Form 10-KSB/A to modify or update other disclosures as presented in the Form 10-KSB filed March 28, 2008.

                        AMERICAN CHURCH MORTGAGE COMPANY
                                  FORM 10-KSB/A



                                      INDEX
                                                                                                                   Page
                                                                                                                    No.

                                    PART III

Item 9.       Directors, Executive Officers, Promoters, Control Persons,
              and Corporate Governance; Compliance With Section 16 (a)
              of the Exchange Act...................................................................................4

Item 10.      Executive Compensation................................................................................4

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters............................................................5

Item 12.      Certain Relationships and Related Transactions, and Director Independence.............................5

Item 13.      Exhibits..............................................................................................9

Item 14.      Principal Accountant Fees and Services................................................................9

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.


Composition of the Board of Directors


     Pursuant to our Bylaws, the Board has fixed at five (5) the number of directors, each who serves a one year term until the next annual meeting of shareholders and until their successors are elected and qualified. The following table sets forth certain information regarding the current Board of Directors.



===================================    =============    ========================================================
Name                                       Age                                Position(s)
-----------------------------------    -------------    --------------------------------------------------------
Philip J. Myers                        52               Chairman, President, Treasurer, Secretary
-----------------------------------    -------------    --------------------------------------------------------
Kirbyjon H. Caldwell                   54               Director
-----------------------------------    -------------    --------------------------------------------------------
Robert O. Naegele, Jr.                 68               Director
-----------------------------------    -------------    --------------------------------------------------------
Dennis J. Doyle                        55               Director
-----------------------------------    -------------    --------------------------------------------------------
Michael H. Holmquist                   58               Director
-----------------------------------    -------------    --------------------------------------------------------

     Philip J. Myers Mr. Myers has been our President, Treasurer and Secretary since April 2001 and a director of the Company since October 2001. He has also served as President, Treasurer, shareholder and a director of our Advisor, Church Loan Advisors, Inc. since 1994, President, Secretary, and a director of American Investors Group, Inc., an underwriter of our prior securities offerings, since 1996, and of its parent company, Apostle Holdings Corp. since 2000. Mr. Myers has been an officer of American Investors Group, Inc. and has engaged directly in church mortgage lending since 1989. He earned his bachelor of arts degree in political science in 1977 from the State University of New York at Binghamton and his juris doctor degree from the State University of New York at Buffalo School of Law in 1980. From 1980 to 1982, Mr. Myers served as an attorney in the Division of Market Regulation of the U.S. Securities and Exchange Commission in Washington, D.C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989, Mr. Myers was Senior Vice President and General Counsel of Financial Planners Equity Corporation, a 400 broker securities dealer formerly located in Marin County, California. He became affiliated with American Investors Group, Inc. in 1989. He is an inactive member of the New York, California and Minnesota State Bar Associations. Mr. Myers holds General
Securities Representative and General Securities Principal licenses with the National Association of Securities Dealers, Inc.

     Kirbyjon H. Caldwell Mr. Caldwell has served as an independent director of the Company since 1994. He has been Senior Pastor of Windsor Village United Methodist Church in Houston, Texas since January 1982. The membership of Windsor Village is approximately 14,400. Mr. Caldwell received his B.A. degree in Economics from Carlton College (1975), an M.B.A. in Finance from the University of Pennsylvania's Wharton School (1977), and his Masters in Theology from Southern Methodist University School of Theology (1981). He is a member of the Boards of Directors of Continental Airlines, National Children's Defense Fund, Baylor College of Medicine, Greater Houston Partnership, Amergy Bank of Texas, Reliant Energy, Bridgeway Capital Management and the American Cancer Society. He is also the founder and member of several foundations and other community development organizations.

     Robert O. Naegele, Jr. Mr. Naegele has served as an independent director of the Company since 1994. Mr. Naegele's professional background includes advertising, real estate development and consumer products with a special interest in entrepreneurial ventures and small developing companies. In 1997, he led a group of investors to apply for, and receive an NHL expansion franchise, the Minnesota Wild, which began play in the Xcel Energy Center in St. Paul, Minnesota, in October 2000. Mr. Naegele is a member of the NHL Board of Governors and Chairman of the Minnesota Wild.

     Dennis J. Doyle Mr. Doyle has served as an independent director of the Company since 1994. He is the majority shareholder and co-founder of Welsh Companies, Inc., Minneapolis, Minnesota, a full-service real estate company involved in property management, brokerage, investment sales, construction and commercial development. Welsh Companies was co-founded by Mr. Doyle in 1980, and has over 350 employees. Mr. Doyle is the recipient of numerous civic awards relating to his business skills. He also is a member of the board of directors of Rottlund Homes and Hope For The City.

     Michael H. Holmquist Mr. Holmquist has served as an independent director of the Company since 2003. Mr. Holmquist is a Certified Public Accountant practicing from his office in Deephaven, Minnesota. Prior to entering the accounting field in 1977, he worked for two years as a public school teacher and served four years in the U.S. Coast Guard. He is a graduate of St. Olaf College. Mr. Holmquist was an original incorporator of American Investors Group and an employee of the firm from 1986-1989. He participated in establishing that firm's church bond underwriting department and has extensive experience in church auditing. Mr. Holmquist is a member of the American Institute of CPAs and Central Lutheran Church.

How does the Board operate?

         During 2007, the Board of Directors had four meetings. The attendance policy of the Board encourages and expects all board members to attend all Board meetings. Last year, all Directors attended two or more of the meetings except for Mr. Naegele.

     The Company encourages attendance at the Annual Shareholder Meeting, but has no policy regarding attendance. One director attended the 2007 Annual Shareholder Meeting.

     The Board has no separately-designated standing audit committee, compensation committee, nominating or executive committee. The Company's entire Board performs the functions of an audit committee, but the Board has not designated an "audit committee financial expert." The Company believes that several of its independent directors qualify for such a designation, but does not believe the designation of a specific individual is necessary at this time since the Company is managed by its Advisor.

     The Board does not have a nominating committee, but the process used by the Board members and management of the Company to identify and evaluate the qualifications of candidates for election to the Board is described in the Company's Definitive Proxy Statement, filed April 27, 2007, and no changes to such process have occurred since the filing.

How are Executives and Directors compensated?

     Since inception, the Company has not had employees and the Company has only one executive officer, Philip J. Myers, who serves in several capacities. The actions and decisions of the Company and the Advisor are governed by the Company's independent directors and by the Company's Bylaws and the Advisory Agreement. Both of these documents substantially comply with the NASAA REIT Guidelines, which include substantive limitations on, among other things, conflicts of interest and related party transactions. As such, the Company has not adopted a Code of Ethics. Because the Company has no employees, and because Mr. Myers is not compensated by the Company, there is no Company compensation committee. However, we currently pay each independent director $500 for each board meeting attended ($400 for telephonic meetings), limited to $2,500 per year. In addition, we reimburse directors for travel expenses incurred in connection with their duties as our directors. Please see "Director Compensation" on page 6. As a non-independent director, Philip J. Myers receives no compensation or reimbursements in connection with his service on our Board of Directors.

Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in their ownership of common stock. Officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with.

Code of Ethics

     The Company has not adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company. Since inception, the Company has not had employees and the Company's activities have been directed by the Advisor. In addition, the Company's and the Advisor's activities have been governed by the Company's Bylaws and the Advisory
Agreement. Both of these documents substantially comply with the NASAA REIT Guidelines which include substantive limitations on, among other things, conflicts of interest and related party transactions. There are no family relationships among any of our directors or executive officers listed above.

Item 10.  Executive Compensation

     The Company pays no compensation to its officers and has no other employees. The Company has no equity compensation, outstanding equity awards or pension plans. Additionally, the Company does not have severance, termination or change in control arrangements or plans. Because no compensation or equity or other awards have been awarded to, earned by or paid to any executive officer of the Company, the Company has not included any tables or charts or a Compensation Discussion and Analysis section describing executive compensation. However, compensation paid to our directors is described below.

Director Compensation (1)

=========================================================================================================================
      Name           Fees        Stock    Option        Non-Equity      Change in Pension     All Other        Total
                                                                            Value and
                                                                          Nonqualified
                    Earned                                                  Deferred
                    or Paid                           Incentive Plan      Compensation
                    in Cash      Awards     Awards     Compensation         Earnings         Compensation
                      ($)         ($)        ($)            ($)                ($)               ($)            ($)
-------------------------------------------------------------------------------------------------------------------------
Kirbyjon H.
Caldwell              $1,200      n/a        n/a            n/a                n/a               n/a           $1,200
-------------------------------------------------------------------------------------------------------------------------
Dennis J.
Doyle                 $1,200      n/a        n/a            n/a                n/a               n/a           $1,200
-------------------------------------------------------------------------------------------------------------------------
Michael G.
Holmquist             $1,400      n/a        n/a            n/a                n/a             $15,199      $16,599(2)
-------------------------------------------------------------------------------------------------------------------------
Philip J.
Myers                 n/a         n/a        n/a            n/a                n/a               n/a            n/a
-------------------------------------------------------------------------------------------------------------------------
Robert O.
Naegele, Jr.          $800        n/a        n/a            n/a                n/a               n/a            $800
=========================================================================================================================

(1) All Directors, except Philip J, Myers, are paid $500 per board meeting attended ($400 for telephonic meetings), limited to $2,500 per year, and reimbursed for travel expenses incurred in connection with their duties as directors.

(2) Mr. Holmquist was paid an additional $15,199 during 2007 for auditing and testing the Company's internal controls to determine if the Company has established and is maintaining an adequate system of controls as defined by
     Section 404 of the Sarbanes-Oxley Act of 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of April 29, 2008, the number of shares beneficially owned by each director and by all executive officers and directors as a group, and the beneficial owner of 5% or more of our outstanding stock, based on 2,493,595 shares of common stock outstanding at that date. Unless otherwise noted, each of the following persons has sole voting and investment power with respect to the shares set forth opposite their respective names.

============================================================    =======================    =====================
Name and address of Beneficial Owner (1)                              Number of                  Percent
                                                                Shares of Common Stock
                                                                     Beneficially                   of
                                                                        Owned                     Class
------------------------------------------------------------    -----------------------    ---------------------
Robert O. Naegele, Jr.                                                   8,033                     .32%
------------------------------------------------------------    -----------------------    ---------------------
Philip J. Myers                                                         20,000 (2)                 .80%
------------------------------------------------------------    -----------------------    ---------------------
Kirbyjon H. Caldwell                                                       --                       --
------------------------------------------------------------    -----------------------    ---------------------
Dennis J. Doyle                                                            --                       --
------------------------------------------------------------    -----------------------    ---------------------
Michael H. Holmquist                                                       --                       --
------------------------------------------------------------    -----------------------    ---------------------
All Executive Officers and Directors as a Group
(six individuals) (3)                                                   28,333                    1.14%
============================================================    =======================    =====================

(1) The address for the Directors is 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343
(2) Number does not include 9,400 shares owned by an affiliate of our Advisor, which affiliate is 20% indirectly owned by Mr. Myers. Mr. Myers disclaims beneficial ownership of these shares (representing 20% of the shares owned by the affiliate), and does not have voting or investment power over the shares.
(3) Includes 300 shares owned by Scott J. Marquis. Mr. Marquis is an officer of our Advisor.

     The Company pays no compensation to its officers and has no other employees. The Company has no equity compensation, outstanding equity awards or pension plans.

Item 12.  Certain Relationships and Related Transactions

General

     The Company's and the Advisor's activities are governed by the Company's Bylaws and the Advisory Agreement. Both of these documents substantially comply with the NASAA REIT Guidelines which include substantive limitations on, among other things, conflicts of interest and related party transactions. Other than with respect to the purchase and sale of church bonds for our portfolio in the ordinary course of business, as described below, all future transactions between us and our officers, directors and affiliates will be approved, in advance, by a majority of our independent directors.

Our Advisor

     Subject to the supervision of the Board of Directors, our business is managed by Church Loan Advisors, Inc. (our "Advisor"), which provides investment advisory and administrative services. Church Loan Advisors, Inc. is a Minnesota corporation and has acted as our Advisor since inception in 1994. Our Advisor renders lending and advisory services solely to us, and administers our business affairs and operations.

     The following table sets forth the names and positions of the officers and directors of the Advisor:

         Name                                Position
         Philip J. Myers                     President, Treasurer and Director
         Scott J. Marquis                    Vice President, Secretary

Our Advisory Agreement

     We have entered into a contract with our Advisor (the "Advisory Agreement") under which our Advisor furnishes advice and recommendations concerning our affairs, provides administrative services to us, and manages our day-to-day affairs. In performing its services under the Advisory Agreement, our Advisor may use facilities, personnel and support services of its affiliates. Expenses, such as legal and accounting fees, director fees, stock transfer agent and registrar and paying agent fees, are our direct expenses and are not provided for by our Advisor as part of its services.

     The Advisory Agreement is renewable annually by us for one-year periods, subject to a determination, including a majority of our independent directors, that our Advisor's performance has been satisfactory and that the compensation paid by us to our Advisor has been reasonable. The Advisory Agreement was reviewed and renewed for a one-year period on April 24, 2008. We may terminate the Advisory Agreement without cause or penalty on 60 days' written notice. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof. However, we may continue to use the word "church" in our name. Our directors must determine that any successor Advisor possesses sufficient qualifications to perform the Advisory function for us and justify the compensation provided for in its contract with us.

     Pursuant to the Advisory Agreement, our Advisor is required to pay all of the expenses it incurs in providing us services including, but not limited to, personnel expenses, rental and other office expenses of officers and employees of the Advisor (except out-of-pocket expenses of such persons who are our directors or officers), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses, including the costs and expenses of reporting to various governmental agencies and our shareholders and of conducting our operations as a mortgage lender, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to the closing of loan transactions.

     In the event that our total operating expenses exceed in any calendar year the greater of (a) 2% of our average invested assets or (b) 25% of our net income (before interest expense), the Advisor is obligated to reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by us exceed the limitation. Our independent directors may, upon a finding of unusual and non-recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

     Our Bylaws provide that our independent directors are to determine, at least annually, the reasonableness of the compensation which we pay to our Advisor. Factors to be considered in reviewing the Advisory fee include the size of the fees of the Advisor in relation to the size, composition and our profitability, the rates charged by other investment advisors performing comparable services, the success of our Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by our Advisor for other services performed, the quality and extent of service and advice furnished by our Advisor, the quality of our investments in relation to investments generated by our Advisor for its own account, if any, and the performance of our investments.

     Pursuant to the Advisory Agreement, we pay our Advisor an annual base management fee of 1.25% of average invested assets on the first $35 million of such assets, 1.00% on assets from $35 million to $50 million, and .75% on assets in excess of $50 million. Although entitled to do so, the Advisor does not assess its management fee on the church bond portion of our portfolio, but rather only on the church loan portion of our portfolio. For purposes of the Advisory Agreement, the Company's Invested Assets means outstanding church loans, and does not include church bonds or cash equivalent temporary investments. As defined in the Advisory Agreement, we remit to the Advisor one-half of any origination fee collected from a borrower in connection with mortgage loans made or renewed by us. For the years ended December 31, 2007 and 2006, we paid our Advisor $456,000 and $573,000, respectively.

American Investors Group, Inc.

     In the course of our business, we have purchased and may continue to purchase church bonds being underwritten and sold by American Investors Group, Inc., an affiliate of our Advisor. Mr. Myers owns 20% of and has been President, Treasurer and a director of American Investors Group, Inc. since 1996. Although we have not and would not pay any commissions, American Investors Group, Inc. benefits from such purchases as a result of commissions paid to it by the issuer of the bonds. It also may benefit from mark-ups on bonds we buy from it and mark-downs on bonds we sell through it on the secondary market. We purchase church bonds for investment purposes only, and only at the public offering price. Church bonds we purchase in the secondary market, if any, are purchased at the best price available, subject to customary mark-ups (or in the case of sales - mark-downs), on terms no less favorable than those applied to other customers of American Investors Group, Inc. Our principals and our Advisor may receive a benefit in connection with such transactions due to their affiliation with the underwriter.

Director Independence

     The Company's Board of Directors has determined that each of Dennis J. Doyle, Kirbyjon H. Caldwell, Robert O. Naegele, Jr. and Michael G. Holmquist are "independent," as that term is defined in NASAA REIT Guidelines and in Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC. Accordingly, the Board is composed of a majority of independent directors. There are no transactions with the directors which were evaluated in connection with the Board's determination of the independence or which have not already been disclosed elsewhere in our 10-KSB filing.

Item 13.  Exhibits

Exhibits

Listed on the Exhibit Index, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

     The following table presents fees billed to the Company by Boulay, Heutmaker, Zibell & Co., P.L.L.P., the Company's principal accountants, for professional services rendered for the fiscal years ended December 31, 2007 and 2006.

..................................................................... .................................................
                                                                                 Years Ended December 31,
..................................................................... .................................................
..................................................................... ....................... .........................
                                                                              2007                     2006
..................................................................... ....................... .........................
..................................................................... ....................... .........................
Audit Fees (1)                                                                $ 53,390                   $ 41,605
..................................................................... ....................... .........................
..................................................................... ....................... .........................
Audit-Related Fees (2)                                                               -                          -
..................................................................... ....................... .........................
..................................................................... ....................... .........................
Tax Fees (3)                                                                     3,815                      1,895
..................................................................... ....................... .........................
..................................................................... ....................... .........................
All Other Fees (4)                                                                 350                         -
..................................................................... ....................... .........................
..................................................................... ....................... .........................
                               Total                                          $ 57,555                   $ 43,500
..................................................................... ....................... .........................

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the Company's independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." We did not engage Boulay, Heutmaker, Zibell & Co., P.L.L.P. to provide audit-related services during 2007 and 2006.

(3) Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4) All Other Fees consist of fees for products and services other than the services reported above. In fiscal year 2007, the Company paid $350 for assistance with a miscellaneous accounting matter.

     The Board does not have an audit committee. However, the Board as a whole considers whether the independent registered public accounting firm's provision of audit-related services to the Company is compatible with the auditor's independence. In addition, the Board pre-approves the hiring of our independent registered public accounting firm, and has designated the Advisor to determine if all fees to be charged for services rendered by the independent registered public accounting firm are fair and reasonable prior to any work being performed.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN CHURCH MORTGAGE COMPANY

Dated:    April 29, 2008          By:   /s/ Philip J. Myers
         ----------------               -------------------
                                        Philip J. Myers, President, Treasurer
                                        Chief Executive Officer, President and Treasurer
                                        Principal Executive Officer and Principal Financial Officer

                                       11

                                  EXHIBIT INDEX

Exhibit No.       Title

3.1               Amended and Restated Articles of Incorporation                                 1
3.2               Third Amended and Restated Bylaws                                              2
4.1               Specimen Common Stock Certificate                                              1
4.2               Trust Indenture between the Company and The Herring National
                  Bank dated April 26, 2002                                                      3
4.3               Supplemental Trust Indenture between the Company and
                  The Herring National Bank dated September 28, 2004                             4
4.4               First Supplemental Indenture to 2002 Indenture dated July 2, 2007              2
4.5               First Supplemental Indenture to 2004 Indenture dated July 2, 2007              2
10.1              Amended and Restated REIT Advisory Agreement with
                  Church Loan Advisors, Inc. dated January 22, 2004                              5
10.2              Line of Credit Agreement with Beacon Bank dated March 18, 2002                 3
10.3              $2,000,000 Promissory Note and Combined Security Agreement between
                  the Company and Beacon Bank dated March 18, 2002                               3
10.4              Security Agreement between the Company and
                  The Herring National Bank, as Trustee dated April 26, 2002                     3
10.5              Supplemental Security Agreement between the Company and
                  The Herring National Bank, as Trustee dated September 28, 2004                 4
10.6              Revolving Credit Agreement by and among the Company and
                  KeyBank National Association, dated July 26, 2007                              5
10.7              Key Bank Promissory Note dated July 26, 2007                                   5
10.8              Security Agreement with KeyBank dated July 26, 2007                            5
10.9              Collateral Assignment of Documents Rights and Claims dated July 26, 2007       5
31.1              Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002            6
32.1              Certification Pursuant to 19 U.S.C. Section 1350, as adopted pursuant
                  to Section 906 of the Sarbanes Oxley Act of 2002                               6

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed April 30, 1999.
(2) Incorporated herein by reference to the Company's Current Report on Form 8-K, filed July 3, 2007.
(3) Incorporated herein by reference to the Company' Registration Statement on Form S-11/A, filed April 26, 2002.
(4) Incorporated herein by reference to the Company' Registration Statement on Form S-11/A, filed September 29, 2004.
(5) Incorporated herein by reference to the Company's Current Report on Form 8-K/A, filed August 1, 2007.
(6) Filed herewith.

                                                                    Exhibit 31.1
CERTIFICATION

     I, Philip J. Myers, certify that:

1. I have reviewed this Form 10-KSB/A of the Company for the fiscal year ended December 31, 2007:

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

Dated:     April 29, 2008              By:     /s/  Philip J. Myers
        -------------------                    --------------------------------
                                                Philip J. Myers
                                          Chief Executive Officer, President and
                                          Treasurer
                                          (Principal Executive Officer and
                                           Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of American Church Mortgage Company (the "Company") on Form 10-KSB/A for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:      April 29, 2008                  By: /s/ Philip J. Myers
            -------------------               ---------------------------------
                                              Chief Executive Officer, President
                                              and Treasurer
                                              (Principal Executive Officer and
                                               Principal Financial Officer)


3782081v6