Form 10-Q
period 2008-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2008-05-15
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2008

                                       or

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the Transition Period from ------------to------------


                        Commission File Number 000-25919

                        American Church Mortgage Company
             (Exact name of registrant as specified in its charter)

           Minnesota                             41-1793975
(State or other jurisdiction of
 incorporation or organization)        (I.R.S. Employer Identification No.)

10237 Yellow Circle Drive Minnetonka, MN                              55343
        (Address of principal executive offices)                    (Zip Code)
                                 (952) 945-9455
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                            Accelerated filer
Non-accelerated filer                              Smaller reporting company X
(Do not check if a smaller reporting company)

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes   No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 12, 2008
-------------------------------------------       ----------------------------
    Common Stock, $0.01 par value per share             2,493,595 shares

                        AMERICAN CHURCH MORTGAGE COMPANY



                                                     INDEX                                        Page
                                                                                                   No.



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Balance Sheets.................................................................. 2

         Condensed Statements of Operations ....................................................... 4

         Statements of Stockholder's Equity.........................................................5

         Condensed Statements of Cash Flows.........................................................6

         Notes to Condensed Financial Statements ...................................................8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ......................................................15

Items 4 and 4T. Controls and Procedures............................................................19


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................19

Item 3.  Defaults Upon Senior Securities...........................................................19

Item 4.  Submission of Matters to a Vote of Security Holders.......................................19

Item 5.  Other Information.........................................................................19

Item 6.  Exhibits..................................................................................19

         Signatures................................................................................20


                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                                 March 31, 2008

                        AMERICAN CHURCH MORTGAGE COMPANY

                            Condensed Balance Sheets

---------------------------------------------------------------- ----------------------------- -- --------------------------------
                                 ASSETS                                    March 31, 2008                   December 31, 2007
---------------------------------------------------------------- ----------------------------- -- --------------------------------
                                                                           (Unaudited)
Current Assets
    Cash and equivalents                                            $               378,237          $               285,118
    Accounts receivable                                                             124,868                          112,546
    Interest receivable                                                             153,478                          151,105
    Current maturities of mortgage loans receivable, net of
          allowance of $85,001 at March 31, 2008 and
          $72,056 at December 31, 2007                                              901,423                          907,812
    Current maturities of bond portfolio                                             44,000                           41,000
    Prepaid expenses                                                                 24,639                            7,072
                                                                        -------------------           ----------------------
            Total current assets                                                  1,626,645                        1,504,653


Mortgage Loans Receivable, net of current maturities                             32,572,312                       33,061,115

Real Estate Held for Sale                                                         1,289,614                        1,566,561

Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $899,235 at
    March 31, 2008 and $871,437 at December 31, 2007                                677,173                          700,479

Deferred Line of Credit Costs, net of accumulated
    amortization of $58,596 at March 31, 2008 and
    $36,652 at December 31, 2007                                                    205,334                          227,278

Bond Portfolio, net of current maturities and allowance
    of $100,000 at March 31, 2008 and December 31, 2007                          11,831,755                       11,222,713
                                                                        -------------------           ----------------------

            Total assets                                              $          48,202,833            $          48,282,799
                                                                        ===================            =====================


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                                              AMERICAN CHURCH MORTGAGE COMPANY


                                                  Condensed Balance Sheets

------------------------------------------------------------------------- ----------------------- -- -------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                        March 31, 2008            December 31, 2007
------------------------------------------------------------------------- ----------------------- -- -------------------------
                                                                               (Unaudited)
Current Liabilities
    Current maturities of secured investor certificates                              $ 2,654,000               $    2,197,000
    Line of credit                                                                     3,500,000
                                                                                                                    3,350,000
    Accounts payable                                                                      39,957
                                                                                                                       28,941
    Accrued expenses                                                                           -
                                                                                                                       18,022
    Building funds payable                                                                     -
                                                                                                                       50,000
    Current maturities of deferred income                                                 30,020
                                                                                                                       30,412
    Dividends payable                                                                    249,360
                                                                                                                      124,680
                                                                          -----------------------    -------------------------
            Total current liabilities                                                  6,473,337
                                                                                                                    5,799,055


Deferred Income, net of current maturities                                               583,390                      596,164


Secured Investor Certificates, Series A                                                5,397,000                    6,008,000
Secured Investor Certificates, Series B                                               14,626,000                   14,626,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,493,595 at March 31, 2008
           and December 31, 2007                                                          24,936
                                                                                                                       24,936
    Additional paid-in capital                                                        22,927,644                   22,927,644
    Accumulated deficit                                                               (1,829,474)                  (1,699,000)
                                                                           ---------------------      -----------------------
            Total stockholders' equity                                                21,123,106                   21,253,580
                                                                           ---------------------      -----------------------

            Total liabilities and equity                                           $  48,202,833               $   48,282,799
                                                                           =====================      =======================


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Condensed Statements of Operations

---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                              March 31, 2008                 March 31, 2007
------------------------------------------------------------------------ -------------------------- --- -------------------------
                                                                               (Unaudited)                    (Unaudited)
Revenues
   Interest income loans                                                          $   720,292                    $  834,627
   Interest income other                                                              189,034                       193,002
   Capital gains realized                                                               1,580                         1,856
   Origination income                                                                  13,166                        39,105
                                                                             ----------------                 -------------
      Total revenues                                                                  924,072                     1,068,590

Operating expenses
   Professional fees                                                                   26,900                         7,622
   Provision for losses on mortgage loans receivable                                   12,945                             -
   Real estate held for sale impairment                                                93,000                        40,000
   Costs associated with real estate held for sale                                     61,704                        18,498
   Director fees                                                                        1,000                         1,400
   Advisory fees                                                                       96,730                       106,404
   Amortization offering and line of credit expense                                    49,742                        50,840
   Other                                                                               32,651                        26,039
                                                                             ----------------                  ------------
      Total operating expenses                                                        374,672                       250,803
                                                                             ----------------                  ------------

Operating Income                                                                      549,400                       817,787

Other Expense
    Interest expense                                                                  430,514                       452,490
                                                                             ----------------                  ------------

Net Income                                                                        $   118,886                    $  365,297
                                                                             ================                  ============

Basic and Diluted Income Per Common Share                                          $     0.05                     $    0.15
                                                                             ================                  ============

Weighted Average Common Shares
   Outstanding - Basic and Diluted                                                  2,493,595                     2,493,595
                                                                             ================                 =============

Dividends Declared                                                                $   249,360                    $  405,210
                                                                             ================                  ============


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Statements of Stockholders' Equity

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               Additional
                                                             Common Stock                       Paid-In          Accumulated
                                                                Shares            Amount        Capital            Deficit
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                     2,493,595        $24,936       $22,927,644          $(1,699,000)

    Net income                                                                                                         118,886

    Dividends declared                                                                                                (249,360)
                                                              ------------------------------------------------------------------

Balance, March 31, 2008 (unaudited)                            2,493,595        $24,936       $22,927,644          $(1,829,474)
                                                              ==================================================================




Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Condensed Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------
                                                                          For the Three Months Ended
                                                                 March 31, 2008                      March 31, 2007
-----------------------------------------------------------------------------------------------------------------------

(Unaudited) (Unaudited)
Cash Flows from Operating Activities
    Net income                                                  $     118,886                     $     365,297
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate held for sale                   93,000                            40,000
        Provision for losses on mortgage loans receivable              12,945                                -
        Amortization of deferred costs                                 49,742                            50,840
        Change in assets and liabilities
            Accounts receivable                                       (12,322)                           79,032
            Interest receivable                                        (2,373)                           (7,631)
            Prepaid expenses                                          (17,567)                           (8,739)
            Accounts payable                                           11,016                           (11,971)
            Accrued expenses                                          (18,022)                              -
            Deferred income                                           (13,166)                           (9,911)
                                                                -------------                     -------------
            Net cash from operating activities                        222,139                           496,917

Cash Flows from Investing Activities
    Investment in mortgage loans                                      (50,000)                       (2,276,993)
    Collections of mortgage loans                                     485,663                         3,415,059
    Investments in bonds                                             (621,825)                       (1,477,840)
    Proceeds from bond portfolio                                        9,783                            60,259
                                                                -------------                     -------------
            Net cash used for investing activities                   (176,379)                         (279,515)

Cash Flows from Financing Activities
    Proceeds from sale of property                                    180,532                                -
    Payments on line of credit, net                                   150,000                           315,764
    Payments on secured investor certificate maturities              (154,000)                         (329,000)
    Payments for deferred costs                                        (4,492)                              (34)
    Dividends paid                                                   (124,680)                         (397,418)
                                                                -------------                     -------------
            Net cash (used for) from financing activities              47,360                         (410,688)
                                                                -------------                     -------------

Net Increase (Decrease) in Cash and Equivalents                        93,119                         (193,286)

Cash and Equivalents - Beginning of Year                              285,118                           232,258
                                                                -------------                     -------------

Cash and Equivalents - End of Year                              $     378,237                      $     38,972
                                                                =============                     =============



Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                 Condensed Statements of Cash Flows - Continued

---------------------------------------------------------- ------------------------------ -- -----------------------------
                                                                             For the Three Months Ended
                                                                   March 31, 2008                    March 31, 2007
---------------------------------------------------------- ------------------------------ -- -----------------------------
                                                                     (Unaudited)                      (Unaudited)
Supplemental Schedule of Noncash Financing and
    Investing Activities

     Dividends payable                                                      $     249,360                    $     405,210
                                                               ==========================       ==========================

     Reclassification of mortgage and accounts receivable to
        real estate held for sale                                            $         -                     $     772,148
                                                               ===========================      ==========================

     Mortgage loans closed but not paid                                      $         -                    $    1,251,845
                                                               ===========================      ==========================

Supplemental Cash Flow Information
    Cash paid during the period for
        Interest                                                            $     448,536                    $     452,490
                                                              ============================       =========================

Notes to Unaudited Condensed Financial Statements are an intergral part of this Statement

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2008


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for fair presentation of results of operations, financial position, and changes in cash flow in conformity with generally accepted accounting principles. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for fair presentation of financial position, results of operations, and cash flows for the period presented.

The unaudited condensed financial statements of the Company should be read in conjunction with its December 31, 2007 audited financial statements included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2007. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At March 31, 2008, such investments were $78,480. At December 31, 2007, such investments were $5,000. > The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its bond portfolio as "available-for sale."
Available-for-sale bonds are carried at fair value. Although no ready public market for these bonds exists, management believes the cost approximates fair value, since the bonds are callable at any time by the issuer at par and the bond portfolio yield is currently higher than interest rates on similar instruments.

Allowance for Mortgage Loans Receivable

The Company records loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company reserves for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on non-performing loans that are in the foreclosure process. At December 31, 2007, the Company reserved approximately $72,000 for fourteen mortgage loans, of which four were three or more mortgage payments in arrears. Three of the loans are in the foreclosure process, of which one has declared bankruptcy. At March 31, 2008, the Company reserved approximately $85,000 for fifteen mortgage loans, of which three are three or more mortgage payments in arrears and are in the foreclosure process.

The total  non-performing  loans,  which are loans  that are in the  foreclosure
process  or  are  no  longer  performing,   were  approximately  $1,007,000  and
$1,156,000 at March 31, 2008 and December 31, 2007, respectively.

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

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company took possession of the church and listed the property for sale through a local realtor. The sale of the property was completed on January 18, 2008. The property sold for approximately $215,000 and the Company received proceeds of approximately $182,000 from the sale of the property after closing costs and realtor fees. The Company subsequently realized a tax deductible loss on the property totaling approximately $221,000.

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

Recoverability is assessed based on the carrying amount of the asset and fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

Interest income on mortgage loans and the bond portfolio is recognized as earned. Deferred income represents loan origination fees, which are recognized over the life of the loan as an adjustment to the yield on the loan.

2.  FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis at March 31, 2008.

                                                                Fair Value
                                                                Measurement
                                       Fair Value                Level 3

      Bond portfolio                  $11,875,755             $11,875,755
                                      ===========              ==========

We determine the fair value of the bond portfolio shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the bonds. The analysis reflects the contractual terms of the bonds, which are callable by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable market-based inputs.

The change in level 3 assets measured at fair value on a recurring basis is summarized as follows at March 31, 2008:

                                                             Bond Portfolio
                                                          --------------------

    Beginning balance January 1, 2008                           $11,263,713
           Purchases                                                621,825
           Proceeds                                                  (9,783)
           Unrealized gains                                       1,230,000
           Callability provision                                 (1,230,000)
                                                                -----------

           Ending balance March 31, 2008                        $11,875,755
                                                                ===========

3.  MORTGAGE LOANS AND BOND PORTFOLIO

At March 31, 2008, the Company had first mortgage loans receivable totaling $33,558,736. At December 31, 2007, the Company had first mortgage loans receivable totaling $34,040,983. The loans bear interest ranging from 7.50% to 12.00% at March 31, 2008 and December 31, 2007.

The Company also had a portfolio of secured church bonds at March 31, 2008 and December 31, 2007. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The combined principal of $12,006,000 at March 31, 2008 is due at various maturity dates between June 15, 2008 and February 15, 2039.

The contractual maturity schedule for mortgage loans and the bond portfolio as of March 31, 2008, is as follows:

                                                                      Mortgage Loans       Bond Portfolio

           April 1, 2008 through March 31, 2009                     $     986,424          $       44,000
           April 1 through December 31, 2009                              776,417                  56,000
           2010                                                         1,279,277                 175,000
           2011                                                           908,215                 525,000
           2012                                                           983,213                 351,000
           Thereafter                                                  28,625,190              10,855,000
                                                                       ----------              ----------
                                                                       33,558,736              12,006,000
           Less loan loss and bond reserves                               (85,001)               (100,000)
           Less discount from par                                                                 (30,245)
                                                                     ------------             -----------

                       Totals                                         $33,473,735             $11,875,755
                                                                       ==========              ==========

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes defaulted on its payment obligations to bondholders. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding three properties in November 2007. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the bonds is recorded by the Company. The Company reserved $100,000 for the bonds at March 31, 2008 and December 31, 2007.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.73% at March 31, 2008. The maturity schedule for the secured investor certificates at March 31, 2008 is as follows:

                                                                  Secured Investor
                                                                    Certificates

                                                                 --------------------

           April 1, 2008 through March 31, 2009                     $    2,654,000
           April 1 through December 31, 2009                             3,336,000
           2010                                                          1,145,000
           2011                                                            680,000
           2012                                                          1,167,000
           Thereafter                                                   13,695,000
                                                                       -----------

                      Totals                                           $22,677,000
                                                                        ==========

Interest expense related to these certificates was approximately $383,000 and $431,000 for the three months ended March 31, 2008 and 2007, respectively.

5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel. The Advisor and the Company are related through common ownership and common management. The Company paid Advisor management and origination fees of approximately $97,000 and $112,000 for the three months ended March 31, 2008 and 2007, respectively.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at March 31, 2008 and December 31, 2007:

                                                            March 31, 2008                    December 31,  2007
                                                       ------------------------         ----------------------------
                                                      Carrying             Fair            Carrying            Fair
                                                       Amount              Value            Amount             Value
                                                     ----------        -------------      ----------       ------------

      Cash and equivalents                       $     378,237      $     378,237        $  285,118         $  285,118
      Accounts receivable                              124,868            124,868           112,546            112,546
      Interest receivable                              153,478            153,478           151,105            151,105
      Mortgage loans receivable                     33,473,735         36,337,915        33,968,927         33,968,927
      Bond portfolio                                11,875,755         11,875,755        11,263,713         11,263,713
      Secured investor certificates                 22,677,000         22,677,000        22,831,000         22,831,000

The fair value of the mortgage loan portfolio is greater than the carrying value as the portfolio is currently yielding a higher rate of than similar mortgages and terms for borrowers with similar credit quality.

The carrying value of the bond portfolio approximates amortized cost since our bonds are callable at any time by the issuer at par and the bond portfolio yield is currently higher than interest rates on similar instruments.

The carrying value of the secured investor certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly.

7.  LINE OF CREDIT

The Company has a $15 million revolving credit facility with KeyBank National Association. There were balances of $3,500,000 and $3,350,000 outstanding at March 31, 2008 and December 31, 2007 respectively. Interest is charged at the LIBOR rate plus an applicable margin, which was 1.875% at March 31, 2008 which totaled 5.00%. At both December 12, 2007 and April 30, 2008, the Company obtained amendments to its non-performing assets ratio covenant allowing an increase to this ratio, ultimately amending it through December 30, 2008. In addition, the Company was out of compliance with the cash flow coverage ratio covenant at March 31, 2008. The Company is in the process of having the cash flow coverage ratio covenant waived or amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        AMERICAN CHURCH MORTGAGE COMPANY

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations for our limited history; (ii) our business and growth strategies;
(iii) the mortgage loan industry and the status of religious organizations; (iv) our financing plans; and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

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

     We currently have seventy-five first mortgage loans aggregating $33,558,736 in principal amount and a first mortgage bond portfolio with face values aggregating $12,006,000. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) future public offerings; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

Net income for the Company's three month periods ended March 31, 2008 and 2007 were $118,886 and $365,297 on total revenues of $924,072 and $1,068,590, respectively. Interest income earned on our portfolio of loans was $720,292 and $834,627 for the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008 the Company's loans receivable have interest rates ranging from 7.50% to 12.00% with an average, principal-adjusted interest rate of 8.80%. The Company's bond portfolio has an average current yield of 7.68% as of March 31, 2008. All loans we have made as of March 31, 2007 range in interest rate charged to borrowers from 7.75% to 12.00%. As of March 31, 2007, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.92% and the Company's portfolio of bonds had an average current yield of 7.67%. The decrease in interest income was largely due to the repayment of mortgage loans without new loans issued and the decline in interest rates throughout the later part of 2007. Interest expense was $430,514 and $452,490 for the three month periods ended March 31, 2008 and 2007, respectively. The decrease in interest was due to the maturity of secured investor certificates and the decline in the interest rate on our line of credit.

     One loan paid off its mortgage indebtedness with us during the first quarter of 2008. We did not fund any new loans during the first quarter of 2008 due to the lack of qualified borrowers. This reduced taxable income since no new origination income was generated. There was not a material change in nonperforming loans and we had no foreclosures occur during the first quarter of 2008. We sold one property we had listed for sale during the first quarter of 2008 and recorded an impairment of $93,000 for another property we own. The impairment charge was due to a reduction in the listing price of one of our properties we currently own and have listed for sale.

     We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes has defaulted on its payment obligation to bondholders. The church subsequently declared Chapter Eleven (11) bankruptcy on its properties in November 2007. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest from the bonds is being recorded by the Company effective September 30, 2007.

     The church has listed all three of its properties for sale for an aggregate price of $19,166,668. The bondholders are currently owed $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas, is trustee for the first mortgage bondholders. Herring Bank and its legal counsel are monitoring the bankruptcy process and will advise the bondholders of the church's re-organization plan once it is made available. The Company has reserved $100,000 for the bonds at March 31, 2008. When additional information regarding the Church's reorganization plan is provided, the Company will determine whether an additional valuation adjustment for the bond investment should be recorded.

     There has been no significant change in our bond portfolio during the first three months of 2008. St. Agnes Missionary Baptist Church has yet to submit a viable reorganization plan to the Bankruptcy Court. However, St. Agnes has been making maintenance payments to the trustee as agreed to with the Bankruptcy Court. Because of these maintenance payments, a distribution to bondholders is expected in the second quarter of 2008.

     We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to shareholders for the quarter ended March 31, 2008 may include origination fees even though they are not recognized in their entirety for the period under GAAP. We had origination fees $29,194 for the three months ended March 31, 2007. There were no origination fees for the three months ended March 31, 2008.

     Operating expenses for the three months ended March 31, 2008 increased to approximately $375,000 from $251,000 at March 31, 2007. The change relates to an increase in carrying costs associated with real estate held for sale of approximately $43,000 and an additional impairment charge of $93,000 for real estate held for sale.

     Our Board of Directors declared dividends of $.10 for each share held of record on March 31, 2008. The dividend, which was paid April 30, 2008, represents a 4.00% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at March 31, 2008 are primarily comprised of: dividends declared as of March 31, 2008 but not yet paid; accounts payable; our line of credit balance; deferred income; and our secured investor certificates.

Liquidity and Capital Resources

     We generate revenue through implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal expenses are advisory fees, legal and accounting fees, and interest payments on secured investor certificates.

     Our future capital needs are expected to be met by (i) additional sale of our shares and issuance of debt securities to the public (ii) prepayment, repayment at maturity, and renewal of mortgage loans we make, and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional shares of common stock and to issue debt securities, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     On February 13, 2007, we obtained a $3,000,000 line of credit with Beacon Bank, Shorewood Minnesota, which was paid off on July 26, 2007 with proceeds from the revolving credit facility discussed below. Interest was charged at 1/2% over the prime rate. The line of credit was collateralized by the mortgage secured bonds we own. There is no outstanding balance on this line of credit as of March 31, 2008. During the three-month period ended March 31, 2008 we did not have any interest expense relating to this line of credit. During the three-month period ended March 31, 2007, we had interest expense in the amount of $21,659 relating to this line of credit.

     On July 26, 2007, the Company entered into a three-year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. Interest is charged at the LIBOR rate plus an applicable margin, which was 1.875% at March 31, 2008. The total interest rate was 5.00% at March 31, 2008. The applicable margin is indexed based upon the Company's financial performance. The Company borrowed $2,800,000 against the line on the closing date of the loan. Proceeds were used to pay off the Company's line of credit with Beacon Bank, redeem $1,956,000 of Series "A" secured investor certificates and to pay costs associated with obtaining the KeyBank line of credit. We had an outstanding balance of $3,500,000 on our line of credit as of March 31, 2008. During the three-month period ended March 31, 2008, we had interest expense in the amount of $47,556 relating to this line of credit.

     At both December 12, 2007 and April 30, 2008, the Company obtained amendments to its non-performing assets ratio covenant allowing an increase to this ratio, ultimately amending it through December 30, 2008. See Exhibits 10.1 though 10.3 to this Form 10-Q. In addition, the Company was out of compliance with the cash flow coverage ratio covenant at March 31, 2008. The Company is in the process of having the cash flow coverage ratio covenant waived or amended.

     During the three month period ended March 31, 2008, our total assets decreased by $69,966 due to a decrease in mortgage loans receivable. Current liabilities increased by $674,282 for the three month period ended March 31, 2008 due to increases in current maturities of our secured investor certificates and our line of credit balance. Non-current liabilities decreased by $623,774 for the three month period ended March 31, 2008 due to the maturation of secured investor certificates and a decrease in deferred income.

     For the period ended March 31, 2008 cash from operating activities decreased to $222,129 from $496,917 from the comparative period ended March 31, 2007, due to the decrease in interest income on mortgage loans and origination fee income. In addition, the Company had increased costs associated with real estate held for sale.

     For the period ended March 31, 2008 cash used for investing activities decreased to $51,691 from $279,515 from the comparative period ended March 31, 2007, due to a decrease in investments in mortgage loans and bonds.

     For the period ended March 31, 2008 cash used for financing activities decreased to $77,320 from $410,688 generated from financing activities for the comparative period ended March 31, 2007, primarily due to decreases in payments on our line of credit and secured investor certificate maturities.

Critical Accounting Estimates

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable, bond portfolio and real estate held for sale involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable based on the average interest rate for special purpose commercial mortgage rates extracted from the most recent edition of RealtyRates.com. The carrying value of the bond portfolio approximates amortized cost since our bonds are callable at any time by the issuer at par and the bond portfolio yield is currently higher that interest rates on similar instruments. We do consider the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value. The value of real estate held for sale is based on management's estimate, real estate appraisals and similar property market comparisons.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Items 4 and 4T.  Controls and Procedures

Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2008. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

     During the quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION
Item 1.  Legal Proceedings.
--------------------------

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

         None.

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5.  Other Information.
--------------------------

          None.

Item 6.  Exhibits

Exhibit
Number      Title of Document

10.1 Letter Amendment dated December 12, 2007 to the Revolving Credit Agreement among the Company and KeyBank National Association and the other lenders, dated as of July 18, 2007, as subsequently amended.

10.2 Letter Amendment dated April 30, 2008 to the Revolving Credit Agreement among the Company and KeyBank National Association and the other lenders, dated as of July 18, 2007, as subsequently amended.

10.3 Letter Amendment dated April 30, 2008 to the Revolving Credit Agreement among the Company and KeyBank National Association and the other lenders, dated as of July 18, 2007, as subsequently amended.

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

         Dated:    May 15, 2008

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