Form 10-Q
period 2008-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2008-08-14
CIK 934543

21

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2008

                                       or

               [ ] Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the Transition Period from ------------to------------


                        Commission File Number 000-25919

                        American Church Mortgage Company
             (Exact name of registrant as specified in its charter)

            Minnesota                                  41-1793975
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

10237 Yellow Circle Drive Minnetonka, MN                    55343
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

Large accelerated filer                             Accelerated filer
Non-accelerated filer                               Smaller reporting company X
Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at July 31, 2008
--------------------------------------         ---------------------------------
Common Stock, $0.01 par value per share                  2,472,081 shares


                        AMERICAN CHURCH MORTGAGE COMPANY



                                       INDEX                                                     Page
                                                                                                  No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Balance Sheets...............................................................2 - 3

         Condensed Statements of Operations ....................................................4 - 5

         Condensed Statements of Cash Flows.....................................................6 - 7

         Notes to Condensed Financial Statements ..............................................8 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................................15 - 18

Items 4T. Controls and Procedures.................................................................19


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................19

Item 3.  Defaults Upon Senior Securities...........................................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................................19 - 20

Item 5.  Other Information.........................................................................20

Item 6.  Exhibits..................................................................................20

         Signatures................................................................................21

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Minnetonka, Minnesota

                              Financial Statements

                                 June 30, 2008

                     AMERICAN CHURCH MORTGAGE COMPANY
                         Condensed Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------
                                  ASSETS                                         June 30, 2008              December 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                  (Unaudited)
Current Assets
    Cash and equivalents                                                          $ 442,195                     $ 285,118
    Accounts receivable                                                              76,617                       112,546
    Interest receivable                                                             151,700                       151,105
    Current maturities of mortgage loans receivable, net of
          allowance of $67,583 at June 30, 2008 and
          $72,056 at December 31, 2007                                              892,963                       907,812
    Current maturities of bond portfolio                                             49,000                        41,000
    Prepaid expenses                                                                 15,224                         7,072
                                                                                -----------                       -------
            Total current assets                                                  1,627,699                     1,504,653

Mortgage Loans Receivable, net of current maturities                             32,104,149                    33,061,115
Real Estate Held for Sale, net of impairment reserve                              1,656,215                     1,566,561
Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $925,592 at
    June 30, 2008 and $871,437 at December 31, 2007                                 651,971                       700,479
Deferred Line of Credit Costs, net of accumulated
    amortization of $84,989 at June 30, 2008 and
 $36,652 at December 31, 2007                                                       178,941                       227,278
Bond Portfolio, net of current maturities and allowance
    of $100,000 at June 30, 2008 and December 31, 2007                           11,817,224                    11,222,713
                                                                                -----------                    ----------
            Total assets                                                       $ 48,036,199                  $ 48,282,799
                                                                                ===========                    ==========

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                     AMERICAN CHURCH MORTGAGE COMPANY
                         Condensed Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY                          June 30, 2008              December 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Current Liabilities
    Current maturities of secured investor certificates                        $ 2,278,000                   $ 2,197,000
    Line of credit                                                               3,950,000                     3,350,000
    Accounts payable                                                                16,243                        28,941
    Accrued expenses                                                                     -                        18,022
    Building funds payable                                                               -                        50,000
    Current maturities of deferred income                                           30,296                        30,412
    Dividends payable                                                              247,208                       124,680
                                                                                ----------                     ---------
            Total current liabilities                                            6,521,747                     5,799,055

Deferred Income, net of current maturities                                         586,823                       596,164


Secured Investor Certificates, Series A                                          5,323,000                     6,008,000
Secured Investor Certificates, Series B                                         14,599,000                    14,626,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,472,081 at June 30, 2008
           and 2,493,565 at December 31, 2007                                       24,721                        24,936
    Additional paid-in capital                                                  22,814,911                    22,927,644
    Accumulated deficit                                                         (1,834,003)                   (1,699,000)
                                                                                ----------                    ----------
            Total stockholders  equity                                          21,005,629                    21,253,580
                                                                                ----------                    ----------

            Total liabilities and equity                                       $48,036,199                  $ 48,282,799
                                                                                ==========                    ==========



Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                          AMERICAN CHURCH MORTGAGE COMPANY
                         Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                             June 30, 2008        June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)          (Unaudited)
Revenues
Interest income loans                                                          $1,443,340           $1,589,391
Interest income other                                                             378,597              403,651
Capital gains realized                                                              2,049                5,015
Origination income                                                                 21,028               68,320
                                                                                ---------            ---------
Total revenues                                                                  1,845,014            2,066,377

Operating expenses
Professional fees                                                                  86,415               41,054
Provision for losses on mortgage loans receivable                                  12,945               31,865
Real estate held for sale impairment                                               93,000              161,805
Costs associated with real estate held for sale                                   104,242               77,694
Director fees                                                                       2,200                2,400
Advisory fees                                                                     197,959              212,675
Amortization expense                                                              102,492               85,621
Other                                                                              29,281               48,994
Total operating expenses                                                        ---------              -------
                                                                                  628,534              662,108
                                                                                ---------              -------

Operating Income                                                                1,216,480            1,404,269

Other Expense
    Interest expense                                                              854,916              903,769
                                                                                ---------            ---------
Net Income                                                                     $  361,564            $ 500,500
                                                                                =========            =========

Basic and Diluted Income Per Share                                                 $ 0.15               $ 0.20
                                                                                =========            =========

Dividends Declared Per Share                                                       $ 0.20               $ 0.19
                                                                                =========            =========

Weighted Average Shares Outstanding - Basic and Diluted                         2,488,867            2,493,595
                                                                                =========            =========




Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.


                        AMERICAN CHURCH MORTGAGE COMPANY

                       Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                             June 30, 2008       June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)         (Unaudited)
Revenues
Interest income loans                                                          $ 719,468           $ 754,765
Interest income other                                                            193,144             210,649
Capital gains realized                                                               469               3,159
Origination income                                                                 7,862              29,215
                                                                                --------             -------
Total revenues                                                                   920,943             997,788

Operating expenses
Professional fees                                                                 57,539              33,432
Provision for losses on mortgage loans receivable                                      -              31,865
Real estate held for sale impairment                                                   -             121,805
Costs associated with real estate held for sale                                   42,538              59,195
Director fees                                                                      1,200               1,000
Advisory fees                                                                    101,229             106,271
Amortization expense                                                              52,750              34,782
Other                                                                              4,996              22,956
Total operating expenses                                                         260,252             411,306

Operating Income                                                                 660,691             586,482

Other Expense
    Interest expense                                                              418,012             451,279
                                                                                ---------            --------

Net Income                                                                     $  242,679           $ 135,203
                                                                                =========            ========

Basic and Diluted Income Per Share                                                 $ 0.10              $ 0.05
                                                                                =========             =======

Dividends Declared Per Share                                                       $ 0.10              $ 0.03
                                                                                =========              ======

Weighted Average Shares Outstanding - Basic and Diluted                         2,484,138           2,493,595
                                                                                =========           =========




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

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company engages primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the allowance for mortgage loans and the valuation of real estate held for sale and the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At June 30, 2008 and December 31, 2007, such investments were $5,000. The Company has not experienced any losses in such accounts.

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

Allowance for Mortgage Loans Receivable

The Company records loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company reserves for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on non-performing loans that are in the foreclosure process. At December 31, 2007, the Company reserved approximately $72,000 for fourteen mortgage loans, of which four were three or more mortgage payments in arrears. Three of the loans are in the foreclosure process, of which one has declared bankruptcy. At June 30, 2008, the Company reserved approximately $68,000 for nine mortgage loans, of which three churches are three or more mortgage payments in arrears and two churches are in the foreclosure process.

The total non-performing loans, which are loans that are in the foreclosure process or are no longer performing, were approximately $621,000 and $1,156,000 at June 30, 2008 and December 31, 2007, respectively.

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

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company took possession of the church and listed the property for sale through a local realtor. The sale of the property was completed on January 18, 2008. The property sold for approximately $215,000 and the Company received proceeds of approximately $182,000 from the sale of the property after closing costs and realtor fees. The Company realized a tax deductible loss on the property totaling approximately $221,000.

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

Foreclosure was also completed on a church located in Anderson, Indiana. The Company took possession of the property in May 2008, and is currently preparing the property to be listed for sale.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the six months ended June 30, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis at June 30, 2008.

                                                Fair Value
                                                Measurement
                          Fair Value                Level 3

Bond portfolio           $11,866,224             $11,866,224
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

The change in level 3 assets measured at fair value on a recurring basis is summarized as follows at June 30, 2008:

                                                         Bond Portfolio
                                                      --------------------

           Beginning balance January 1, 2008               $11,263,713
           Purchases                                           626,825
           Proceeds                                            (24,314)
           Unrealized gains                                  1,162,000
           Callability provision                            (1,162,000)
                                                            -----------

           Ending balance June 30, 2008                    $11,866,224
                                                           ===========

3.  MORTGAGE LOANS AND BOND PORTFOLIO

At June 30, 2008, the Company had first mortgage loans receivable totaling $33,064,695. The loans bear interest ranging from 7.50% to 12.00% at June 30, 2008 and December 31, 2007.

The Company also had a portfolio of secured church bonds at June 30, 2008. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The combined principal of $11,996,000 at June 30, 2008 is due at various maturity dates between August 15, 2008 and February 15, 2039.

The contractual maturity schedule for mortgage loans and the bond portfolio as of June 30, 2008, is as follows:

                                                                 Mortgage Loans           Bond Portfolio

   July 1, 2008 through June 30, 2009                           $     960,546         $       49,000
   July 1, 2009 through December 31, 2009                             374,727                 36,000
   2010                                                             1,221,650                175,000
   2011                                                               857,467                525,000
   2012                                                               945,567                351,000
   Thereafter                                                      28,704,738             10,860,000
                                                                   ----------             ----------
                                                                   33,064,695             11,996,000
   Less loan loss and bond reserves                                   (67,583)              (100,000)
   Less discount from par                                                                    (29,776)
                                                                   ----------             ----------

                       Totals                                     $32,997,112            $11,866,224
                                                                   ==========             ==========

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. St. Agnes defaulted on its payment obligations to bondholders. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding three properties in November 2007. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the bonds is recorded by the Company.

The Company reserved $100,000 for the bonds at June 30, 2008 and December 31, 2007.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.34% at June 30, 2008. The maturity schedule for the secured investor certificates at June 30, 2008 is as follows:

                                                                           Secured
                                                                          Investor
                                                                        Certificates
                                                                      -----------------

           July 1, 2008 through June 30, 2009                          $    2,278,000
           July 1,2009 through December 31, 2009                            2,927,000
           2010                                                             1,145,000
           2011                                                               705,000
           2012                                                             1,167,000
           Thereafter                                                      13,978,000
                                                                          -----------

                      Totals                                              $22,200,000
                                                                           ==========

Interest expense related to these certificates was approximately $764,000 and $863,000 for the six months ended June 30, 2008 and 2007, respectively.

5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel. The Advisor and the Company are related through common ownership and common management. The Company paid Advisor management and origination fees of approximately $198,000 and $213,000 for the six months ended June 30, 2008 and 2007, respectively.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at June 30, 2008 and December 31, 2007:

                                                              June 30, 2008                    December 31,  2007
                                                      ------------------------------------------------------------------
                                                       Carrying           Fair           Carrying                Fair
                                                        Amount           Value             Amount               Value
                                                      ------------------------------------------------------------------

      Cash and equivalents                       $     442,195      $     442,195        $  285,118         $  285,118
      Accounts receivable                               76,617             76,617           112,546            112,546
      Interest receivable                              151,700            151,700           151,105            151,105
      Mortgage loans receivable                     32,997,112         39,065,522        33,968,927         33,968,927
      Bond portfolio                                11,866,224         11,866,224        11,263,713         11,263,713
      Secured investor certificates                 22,200,000         22,200,000        22,831,000         22,831,000

At June 30, 2008, the fair value of the mortgage loan portfolio is greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality.

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

7.  LINE OF CREDIT

The Company has a $15 million revolving credit facility with KeyBank National Association. There were balances of $3,950,000 and $3,350,000 outstanding at June 30, 2008 and December 31, 2007 respectively. Interest is charged at the LIBOR rate plus an applicable margin, which was 1.50% at June 30, 2008 which totaled 4.44%. The applicable margin is indexed based upon the Company's financial performance. The revolving credit facility is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. The Company obtained amendments to its non-performing assets ratio covenant allowing an increase to this ratio, ultimately amending it through December 30, 2008. In addition, the Company was out of compliance with the cash flow coverage ratio covenant at June 30, 2008. The Company is in the process of obtaining a new line of credit from another borrower. If the Company does not obtain a new line of credit, the interest rate on the line may increase an additional 2.00% over the current rate of LIBOR plus 1.50%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

                        AMERICAN CHURCH MORTGAGE COMPANY

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this section and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the mortgage loan industry and the status of religious organizations; (iv) our financing plans; and other risks detailed in the Company's other periodic reports filed with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "may", "plan", "should", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

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

     We currently have seventy-four first mortgage loans aggregating $33,064,694 in principal amount and a first mortgage bond portfolio with face values aggregating $11,996,000. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) future public offerings; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

     Net income for the Company's six month periods ended June 30, 2008 and 2007 was approximately $362,000 and $501,000 on total revenues of approximately $1,845,000 and $2,066,000, respectively. Interest income earned on our portfolio of loans was approximately $1,443,000 and $1,589,000 for the six month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company's loans receivable have interest rates ranging from 7.50% to 12.00%, with an average, principal-adjusted interest rate of 8.80%. The Company's bond portfolio has an average current yield of 7.68% as of June 30, 2008. All loans we have made as of June 30, 2008 range in interest rate charged to borrowers from 7.50% to 12.00%. As of June 30, 2007, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.79% and the Company's portfolio of bonds had an average current yield of 7.51%. The decrease in interest income was largely due to the repayment of mortgage loans without new loans issued and the decline in interest rates throughout the later part of 2007. Interest expense was approximately $855,000 and $904,000 for the six month periods ended June 30, 2008 and 2007, respectively. The decrease in interest was due to the maturity of secured investor certificates and the decline in the interest rate on our line of credit.

     Net income for the Company's three month periods ended June 30, 2008 and 2007 was approximately $243,000 and $135,000 on total revenues of approximately $921,000 and $998,000. Interest income earned on our portfolio of loans was approximately $719,000 and $755,000 for the three month periods ended June 30, 2008 and 2007, respectively. The decrease in 2008 was due primarily to the repayment of mortgage loans without new loans issued. Interest expense was approximately $418,000 and $451,000 for the three month periods ended June 30, 2008 and 2007, respectively. The decrease in 2008 was due to the maturation of secured investor certificates.

     One mortgage loan was paid in full during the first half of 2008. We did not fund any new loans during the first half of 2008 due to the lack of qualified borrowers. This reduced taxable income since no new origination income was generated. There were no material changes in nonperforming loans and we had one foreclosure occur during the first half of 2008. We sold one property we had listed for sale during the six months ended June 30, 2008 and recorded an impairment charge of $93,000 for another property. The impairment charge was due to a reduction in the listing price of one of our properties we currently own and have listed for sale.

     We currently own $2,035,000 first mortgage bonds issued by St. Agnes Missionary Baptist Church, which is located in Houston, Texas. St. Agnes has defaulted on its payment obligation to bondholders. The church subsequently declared Chapter Eleven (11) bankruptcy on its three properties in November 2007. The Company, along with all other bondholders, has a superior lien over all other creditors. Since September 30, 2007, the Company has not recorded an accrual for interest from these bonds.

     The church has listed all three of its properties for sale for an aggregate price of approximately $19,167,000. The bondholders are currently owed approximately $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas, is trustee for the first mortgage bondholders. Herring Bank and its legal counsel are monitoring the bankruptcy process and will advise the bondholders of the church's re-organization plan once it is made available. The Company has reserved $100,000 for the bonds at June 30, 2008. When additional information regarding the Church's reorganization plan is provided, the Company will determine whether an additional valuation adjustment for the bond investment should be recorded.

     St.  Agnes   Missionary   Baptist   Church  has  yet  to  submit  a  viable
reorganization plan to the Bankruptcy Court. However, St. Agnes has been making maintenance payments to the trustee as agreed to with the Bankruptcy Court.

     We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to shareholders for the six months ended June 30, 2008 may include cash from origination fees even though they are not recognized in their entirety for the period under generally accepted accounting principles in the United States. We earned origination fees of approximately $21,000 and $68,000 for the six months ended June 30, 2008 and 2007, respectively.

     Operating expenses for the six months ended June 30, 2008 decreased to approximately $629,000 from $662,000 at June 30, 2007. The change relates to decreases in impairment charges for real estate held for sale of approximately $69,000 and our Advisory fee of approximately $15,000. The decreases were partially offset by increases in professional fees of approximately $45,000, costs associated with real estate held for sale of approximately $27,000, and amortization expense of approximately $17,000.

     Our Board of Directors declared dividends of $.10 for each share held of record on June 30, 2008. The dividend, which was paid July 31, 2008, represents a 4.00% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at June 30, 2008 are primarily comprised of: dividends declared as of June 30, 2008 but not yet paid; accounts payable; our line of credit balance; deferred income; and our secured investor certificates.

Liquidity and Capital Resources

     We generate revenue through implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily, origination fees and renewal fees generated by mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit.

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

     The Company entered into a three-year, adjustable rate, $15 million revolving credit facility with KeyBank National Association. Interest is charged at LIBOR plus an applicable margin, which was 1.50% at June 30, 2008, totaling 4.44% at June 30, 2008. The applicable margin is indexed based upon the Company's financial performance. The revolving credit facility is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. We had an outstanding balance of $3,950,000 on our line of credit as of June 30, 2008.

     At both December 12, 2007 and April 30, 2008, we obtained waivers of and amendments to the provisions of the Company's Credit Agreement related to the non-performing assets ratio covenant allowing an increase to this ratio, ultimately amending it through December 30, 2008. In addition, the Company was out of compliance with the cash flow coverage ratio covenant at June 30, 2008. The Company is in the process of obtaining a new line of credit from another borrower. If we are unsuccessful in obtaining a new line of credit from another borrower, we may be subject to an increase in our applicable margin rate up to 2.00% over our current rate of 1.50%.

     During the six months ended June 30, 2008, our total assets decreased by approximately $247,000 due to a decrease in mortgage loans receivable resulting from payments. Current liabilities increased by approximately $723,000 for the six months ended June 30, 2008 due to increases in current maturities of our secured investor certificates and our line of credit balance. Non-current liabilities decreased by approximately $721,000 for the six months ended June 30, 2008 due to the maturation of secured investor certificates and a decrease in deferred income.

     For the six months ended June 30, 2008, cash from operating activities decreased to approximately $542,000 from $768,000 from the comparative period ended June 30, 2007, due to the decrease in interest income on mortgage loans and origination fee income. In addition, the Company had increased costs associated with real estate held for sale.

     For the six months ended June 30, 2008, cash used for investing activities was approximately $42,000 compared to cash provided by investing activities of approximately $750,000 from the comparative six months ended June 30, 2007, due to a decrease in activity in mortgage loans and bonds. The Company is receiving proceeds on mortgage loans and bonds faster than it is investing such amounts.

     For the six months ended June 30, 2008, cash used for financing activities decreased to approximately $343,000 from $1,715,000 for the comparative six months ended June 30, 2007, primarily due to an increase in proceeds from our line of credit and a decrease in payments on maturities of our secured investor certificates.

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable, bond portfolio and real estate held for sale involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable based on the average interest rate for special purpose commercial mortgage rates extracted from the most recent edition of www.RealtyRates.com. The carrying value of the bond portfolio approximates amortized cost since our bonds are callable at any time by the issuer at par and the bond portfolio yield is currently higher that interest rates on similar instruments. We do consider the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value. The value of real estate held for sale is based on management's estimate, real estate appraisals and similar property market comparisons.

     Our loan loss policy results in reserves based on a percentage of the principal amount outstanding on a loan if cumulative interruptions occur in the normal payment schedule of a loan. The amount reserved under our loan loss policy ranges from 1% to 5% of the outstanding principal amount of the loan, depending on the number of payments that are delinquent. Management reviews the amount reserved on payments that are in arrears on an ongoing basis and may increase the amount reserved to adequately reflect the amount that is believed to be collectible.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Items 4T.  Controls and Procedures

Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2008. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

     During the six months ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

         None.

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Our annual meeting of shareholders was held on July 16, 2008. We requested our shareholders to vote on:

(i) Election of four (4) directors to hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

(ii) Approval of an  amendment  to our Church  Lending  Guidelines,  pursuant to
     Section 3.20 of our Bylaws, regarding financial statements from our borrowers. This change allows us, at our option, to employ a qualified accountant. The qualified accountant we employ would be required to be independent of the borrower. Our employed qualified accountant would not be independent of us. Complied financial statements of the borrower are acceptable from our employed qualified accountant. Along with the complied financial statements of the borrower, our employed qualified accountant would perform partial and targeted review examination procedures for borrowers. On loans in excess of $500,000 we may require partial and targeted audit examination procedures for borrowers.

(iii) Ratification of the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as our independent registered public accounting firm for the year ending December 31, 2008.

     All of our directors were re-elected, the amendment was approved and Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent registered public accounting firm for the year ending December 31, 2008. There were no broker non-votes for any of the proposals.

Final Proxy Votes for Annual Meeting Held Wednesday July 16, 2008

Proposal #1     Election of Directors

                                          For       Percentage   Withheld  Percentage                      Total Shares Voted
                Philip J. Myers       1,334,000       53.50%      59,535      2.39%                            1,393,535
                Kirbyjon H. Caldwell  1,342,360       53.83%      51,175      2.05%                            1,393,535
                Dennis J. Doyle       1,347,731       54.05%      45,804      1.84%                            1,393,535
                Michael G. Holmquist  1,342,994       53.86%      50,541      2.03%                            1,393,535

Proposal #2     Amendment to our Church Lending Guidelines

                                For          Percentage      Against    Percentage   Abstain    Percentage   Total Shares Voted
                             1,274,578         51.11%         36,360      1.46%       82,597      3.31%           1,393,535

Proposal #3     Proposal to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Independent
                Auditors of the Corporation for the Year Ended December 31, 2008


                                For          Percentage      Against    Percentage   Abstain   Percentage    Total Shares Voted
                             1,308,561         52.48%         26,867      1.08%       58,107      2.33%           1,393,535

                Percentage that voted:         55.88%
                Outstanding voteable          2,493,595
                shares:

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

         Dated:    August 14, 2008

                             AMERICAN CHURCH MORTGAGE COMPANY

                             By:    /s/ Philip J. Myers
                             --------------------------------
                             Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer