Form 10-Q/A
period 2008-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2008-08-20
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                               (Amendment No. 1)

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

Large accelerated filer                             Accelerated filer
Non-accelerated filer                               Smaller reporting company X
Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at July 31, 2008
--------------------------------------         ---------------------------------
Common Stock, $0.01 par value per share                  2,472,081 shares

                                Explanatory Note

This Quarterly Report on Form 10-Q/A, Amendment No. 1, is being filed by the Registrant solely to file the Condensed Statements of Cash Flows which were inadvertently omitted from the original filing on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2008. Pursuant to applicable Securities Exchange Act of 1934 regulations, we are herein refiling Part I in its entirety.

This Amendment contains only Part I and the exhibits to the original filing which are being amended and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the original filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the original filing.


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

                 AMERICAN CHURCH MORTGAGE COMPANY

                Condensed Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------
                                                                                   For the Six Months Ended
                                                                            June 30, 2008              June 30, 2007
----------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)                (Unaudited)
Cash Flows from Operating Activities
    Net income                                                                   $ 361,564                  $ 500,500
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate held for sale                                93,000                    161,805
        Provision for losses on mortgage loans receivable                           12,945                     31,865
        Amortization expense                                                       102,492                     85,621
        Change in assets and liabilities
            Accounts receivable                                                     20,723                     (3,528)
            Interest receivable                                                       (595)                     3,232
            Prepaid expenses                                                        (8,152)                    28,916
            Accounts payable                                                       (30,720)                   (39,126)
            Deferred income                                                         (9,457)                    (1,342)
                                                                                   -------                    -------
            Net cash from operating activities                                     541,800                    767,943

Cash Flows from Investing Activities
    Investment in mortgage loans                                                  (111,219)                (3,558,223)
    Collections of mortgage loans                                                  672,109                  6,091,988
    Investments in bonds portfolio                                                (626,825)                (1,909,840)
    Proceeds from bond portfolio                                                    24,314                    125,650
                                                                                   -------                  ---------
           Net cash provided by (used for) investing activities                    (41,621)                   749,575

Cash Flows from Financing Activities
    Proceeds from sale of property                                                 180,532                    130,343
    Proceeds from line of credit, net                                              600,000                    234,000
    Payments on secured investor certificate maturities                           (631,000)                (1,262,000)
    Payments for deferred costs                                                     (5,647)                   (14,632)
    Stock redemptions                                                             (112,948)                         -
    Dividends paid                                                                (374,039)                  (802,628)
                                                                                   -------                  ---------
            Net cash used for financing activities                                (343,103)                (1,714,917)
                                                                                   -------                  ---------

Net Increase (Decrease) in Cash and Equivalents                                    157,077                   (197,399)

Cash and Equivalents - Beginning of Year                                           285,118                    232,258

Cash and Equivalents - End of Year                                               $ 442,195                   $ 34,859
                                                                                  ========                    =======

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                     AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          For the Six Months Ended
                                                                                 June 30, 2008                 June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                   (Unaudited)
Supplemental Schedule of Noncash Financing and
    Investing Activities

     Dividends payable                                                           $ 247,208                      $ 62,341
                                                                                   =======                        ======

     Reclassification of mortgage and accounts receivable to
        real estate held for sale                                                $ 368,000                     $ 772,148
                                                                                   =======                       =======

Supplemental Cash Flow Information
    Cash paid during the period for
        Interest                                                                 $ 854,916                     $ 903,769
                                                                                   =======                       =======


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Additional
                                                                      Common Stock                Paid-In           Accumulated
                                                                 Shares          Amount           Capital             Deficit
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                     2,493,595        $ 24,936       $ 22,927,644         $ (1,699,000)

   Redemption of 21,514 shares of
     common stock                                                (21,514)           (215)          (112,733)

    Net income                                                                                                           361,564

    Dividends declared                                                                                                  (496,567)
                                                               --------------------------------------------------------------------
Balance, June 30, 2008 (unaudited)                             2,472,081        $ 24,721       $ 22,814,911         $ (1,834,003)
                                                               ====================================================================

Notes to Financial Statements are an integral part of this Statement.

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

         Dated:    August 20, 2008

                             AMERICAN CHURCH MORTGAGE COMPANY

                             By:    /s/ Philip J. Myers
                             --------------------------------
                             Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer