Form 10-Q
period 2008-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2008-11-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2008

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 11, 2008
---------------------------------------        ---------------------------------
Common Stock, $0.01 par value per share                2,472,081 shares


                        AMERICAN CHURCH MORTGAGE COMPANY



                                            INDEX                                       Page
                                                                                         No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Balance Sheets........................................................2 - 3

         Condensed Statements of Operations .............................................4 - 5

         Condensed Statements of Cash Flows..............................................6 - 7

         Notes to Condensed Financial Statements .......................................8 - 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................................16 - 19

Items 4T. Controls and Procedures...........................................................20


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......................21

Item 3.  Defaults Upon Senior Securities...................................................21

Item 4.  Submission of Matters to a Vote of Security Holders...............................22

Item 5.  Other Information.................................................................22

Item 6.  Exhibits..........................................................................22

         Signatures........................................................................23


                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                               September 30, 2008

                   AMERICAN CHURCH MORTGAGE COMPANY

                       Condensed Balance Sheets

----------------------------------------------------------------------------------------------------------------------------
                                ASSETS                                   September 30, 2008            December 31, 2007
----------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Current Assets
    Cash and equivalents                                                             $ 516,190                    $ 285,118
    Accounts receivable                                                                119,189                      112,546
    Interest receivable                                                                153,595                      151,105
    Current maturities of mortgage loans receivable, net of
          allowance of $71,035 at September 30, 2008 and
          $72,056 at December 31, 2007                                                 646,016                      907,812
    Current maturities of bond portfolio                                                53,000                       41,000
    Prepaid expenses                                                                    15,358                        7,072
                                                                                --------------               --------------
            Total current assets                                                     1,514,348                    1,504,653


Mortgage Loans Receivable, net of current maturities                                33,124,302                   33,061,115

Real Estate Held for Sale                                                            1,165,125                    1,566,561

Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $951,159 at
    September 30, 2008 and $871,437 at December 31, 2007                               637,042                      700,479

Deferred Line of Credit Costs, net of accumulated
    amortization of $656 at September 30, 2008 and
 $36,652 at December 31, 2007                                                           15,094                      227,278

Bond Portfolio, net of current maturities and allowance of
    $300,000 at September 30, 2008 and $100,000 at
                                                                                --------------               --------------
    December 31, 2007                                                               11,629,585                   11,222,713

            Total Assets                                                          $ 48,074,496                 $ 48,282,799
                                                                                ==============               ==============

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                  AMERICAN CHURCH MORTGAGE COMPANY

                      Condensed Balance Sheets

---------------------------------------------------------------------------------------------------------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY                       September 30, 2008         December 31, 2007
---------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Current Liabilities
    Current maturities of secured investor certificates                           $ 2,502,000                  $ 2,197,000
    Line of credit                                                                  4,200,000                    3,350,000
    Accounts payable                                                                   21,995                       28,941
    Accrued expenses                                                                    9,333                       18,022
    Building funds payable                                                            577,595                       50,000
    Current maturities of deferred income                                              30,165                       30,412
    Dividends payable                                                                 247,208                      124,680
                                                                                -------------                -------------
            Total current liabilities                                               7,588,296                    5,799,055


Deferred Income, net of current maturities                                            577,614                      596,164


Secured Investor Certificates, Series A                                             4,843,000                    6,008,000
Secured Investor Certificates, Series B                                            14,608,000                   14,626,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,472,081 at September 30,
           2008 and 2,493,595 at December 31, 2007                                     24,721                       24,936
    Additional paid-in capital                                                     22,814,911                   22,927,644
    Accumulated deficit                                                            (2,382,046)                  (1,699,000)
                                                                                -------------               --------------
            Total stockholders' equity                                             20,457,586                   21,253,580
                                                                                -------------               --------------

            Total liabilities and equity                                         $ 48,074,496                 $ 48,282,799
                                                                                =============               ==============


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

                  Condensed Statements of Operations

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                            September 30, 2008         September 30, 2007
---------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                (Unaudited)
Revenues
Interest income loans                                                             $ 2,156,934                $ 2,306,493
Interest income bonds                                                                 553,776                    578,891
Capital gains realized                                                                 20,890                     13,287
Origination income                                                                     69,958                    135,542
                                                                                -------------           ----------------
Total revenues                                                                      2,801,558                  3,034,213

Operating expenses
Professional fees                                                                     120,899                     52,304
Provision for losses on mortgage loans receivable                                      31,730                     33,101
Real estate held for sale impairment                                                  305,779                    161,805
Provision for losses on bonds                                                         200,000                          -
Costs associated with real estate held for sale                                       129,918                    107,643
Director fees                                                                           3,200                      3,600
Advisory fees                                                                         299,772                    312,905
Amortization expense                                                                  307,656                    150,914
Other                                                                                  55,757                     60,710
Total operating expenses                                                            1,454,711                    882,982
                                                                                -------------            ---------------

Operating Income                                                                    1,346,847                  2,151,231

Other Expense
    Interest expense                                                                1,286,118                  1,334,115
                                                                                -------------            ---------------

Net Income                                                                      $      60,729            $       817,116
                                                                                =============            ===============

Basic and Diluted Income Per Share                                                     $ 0.02                     $ 0.33
                                                                                =============            ===============

Dividends Declared Per Share                                                           $ 0.30                     $ 0.21
                                                                                =============            ===============

Weighted Average Shares Outstanding - Basic and Diluted                             2,483,231                  2,493,595
                                                                                =============            ===============


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

                  Condensed Statements of Operations

-------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                         September 30, 2008         September 30, 2007
-------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)                (Unaudited)
Revenues
Interest income loans                                                               $ 717,174                  $ 717,101
Interest income bonds                                                                 171,598                    175,241
Capital gains realized                                                                 18,841                      8,272
Origination income                                                                     48,930                     67,222
                                                                                -------------               ------------
Total revenues                                                                        956,543                    967,836

Operating expenses
Professional fees                                                                      36,460                     11,250
Provision for losses on mortgage loans receivable                                      18,785                      1,236
Real estate held for sale impairment                                                  212,779                          -
Provision for losses on bonds                                                         200,000                          -
Costs associated with real estate held for sale                                        25,676                     29,949
Director fees                                                                           1,000                      1,200
Advisory fees                                                                         101,813                    100,231
Amortization expense                                                                  205,164                     65,293
Other                                                                                  18,109                     11,717
                                                                                -------------               ------------
Total operating expenses                                                              819,786                    220,876
                                                                                -------------               ------------

Operating Income                                                                      136,757                    746,960

Other Expense
    Interest expense                                                                  437,592                    430,345
                                                                                -------------               ------------

Net Income                                                                      $    (300,835)                 $ 316,615
                                                                                =============                ===========

Basic and Diluted Income Per Share                                                    $ (0.12)                    $ 0.13
                                                                                =============                ===========

Dividends Declared Per Share                                                           $ 0.10                     $ 0.03
                                                                                =============                ===========

Weighted Average Shares Outstanding - Basic and Diluted                             2,472,081                  2,493,595
                                                                                =============                ===========


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                 AMERICAN CHURCH MORTGAGE COMPANY

                Condensed Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Nine Months Ended
                                                                           September 30, 2008           September 30, 2007
----------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                  (Unaudited)
Cash Flows from Operating Activities
    Net income                                                                     $ 60,729                    $ 817,116
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate held for sale                                305,779                      161,805
        Provision for losses on mortgage loans receivable                            31,730                       33,101
        Provision for losses on bond portfolio                                      200,000                            -
        Amortization expense                                                        307,656                      150,180
        Change in assets and liabilities
            Accounts receivable                                                     (32,435)                     (41,147)
            Interest receivable                                                      (2,490)                      24,366
            Prepaid expenses                                                         (8,286)                      (3,261)
            Accounts payable                                                         (6,946)                      25,185
            Accrued expenses                                                         (8,689)                           -
            Deferred income                                                         (18,797)                     (81,783)
                                                                                -----------                      -------
            Net cash from operating activities                                      828,251                    1,085,562

Cash Flows from Investing Activities
    Investment in mortgage loans                                                 (1,309,214)                  (4,284,088)
    Collections of mortgage loans                                                 1,944,605                    9,204,813
    Investments in bonds portfolio                                               (1,069,655)                  (2,203,460)
    Proceeds from bond portfolio                                                    450,783                      149,192
            Net cash provided by investing activities                                16,519                    2,866,457
                                                                                -----------                    ---------

Cash Flows from Financing Activities
    Proceeds from sale of property                                                  180,532                      130,343
    Proceeds from (payments on) line of credit, net                                 850,000                   (1,488,815)
    Payments on secured investor certificate maturities                            (878,000)                  (1,595,000)
    Payments for deferred costs                                                     (32,035)                    (103,668)
    Stock redemptions                                                              (112,948)                           -
    Dividends paid                                                                 (621,247)                    (864,969)
                                                                                -----------                   ----------
            Net cash used for financing activities                                 (613,698)                  (3,922,109)
                                                                                -----------                    ---------

Net Increase in Cash and Equivalents                                                231,072                       29,910

Cash and Equivalents - Beginning of Year                                            285,118                      232,258
                                                                                -----------                   ----------

Cash and Equivalents - End of Year                                                $ 516,190                    $ 262,168
                                                                                ===========                    =========

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                 AMERICAN CHURCH MORTGAGE COMPANY

----------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Nine Months Ended
                                                                           September 30, 2008           September 30, 2007
----------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                    (Unaudited)
Supplemental Schedule of Noncash Financing and
    Investing Activities

     Dividends payable                                                            $ 247,208                     $ 62,341
                                                                                ===========                 ============

     Mortgages and accounts receivable
        transferred to real estate held for sale                                  $ 735,990                  $ 1,189,676
                                                                                ===========                 ============

     Real estate held for sale transferred to mortgage
        receivable                                                                $ 645,000                          $ -
                                                                                ===========                 ============

     Line of credit refinanced                                                  $ 4,200,000                          $ -
                                                                                ===========                 ============

Supplemental Cash Flow Information
    Cash paid during the period for:
        Interest                                                                $ 1,294,807                  $ 1,334,115
                                                                                ===========                  ===========

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for fair presentation of results of operations, financial position, and changes in cash flow in conformity with generally accepted accounting principles. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for fair presentation of financial position, results of operations, and cash flows for the period presented.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans, the valuation of real estate held for sale, and valuation of the bond portfolio. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not Federally insured. At September 30, 2008 and December 31, 2007, such investments were $5,000. The Company has not experienced any losses in such accounts.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008


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

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. The Company reserves for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on non-performing loans that are in the foreclosure process. At December 31, 2007, the Company reserved approximately $72,000 for fourteen mortgage loans, of which four churchs were three or more mortgage payments in arrears. Three of the loans were in the foreclosure process, of which one church had declared bankruptcy. At September 30, 2008, the Company reserved approximately $71,000 for eleven mortgage loans, of which five churches are three or more mortgage payments in arrears and one church is in the foreclosure process.

The total value of non-performing loans, which are loans that are in the foreclosure process or are no longer performing, was approximately $238,000 and $1,156,000 at September 30, 2008 and December 31, 2007, respectively, which the Company believes is adequately secured by the underlying collateral.

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

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company took possession of the church and listed the property for sale through a local realtor. The sale of the property was completed on January 18, 2008. The property sold for approximately $215,000 and the Company received proceeds of approximately $181,000 from the sale of the property after closing costs and realtor fees. The Company realized a tax deductible loss on the property totaling approximately $221,000.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008


Foreclosure was completed on a church located in Dayton, Ohio. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company took possession of the church and listed the property for sale through a local realtor.

Foreclosure was completed on a church located in Dallas, Texas. The Company took possession of the property and received an earnest money deposit from a buyer who needed to obtain a certificate of occupancy. The certificate of occupancy was obtained, and the sale of the property was completed on September 30, 2008. The property sold for approximately $645,000. The Company recognized a tax-deductible loss on the property totaling approximately $180,000.

Foreclosure was completed on a church located in Anderson, Indiana. The Company took possession of the property in May 2008, and is currently preparing the property to be listed for sale.

Foreclosure was completed on a church located in Lancaster, Texas. The Company took possession of the property in July 2008 and has listed the property for sale. In order to obtain a certificate of occupancy, a new parking lot must be completed, as the previous owner began to replace the parking lot without city approval. The Company will most likely need to reduce the price of the property by the cost of the new parking lot.

The Company recorded the real estate held for sale at fair value, which is net of the expected expenses related to the sale of the real estate.

Carrying Value of Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that the carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of the estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

Interest income on mortgage loans and the bond portfolio is recognized as earned. Deferred income represents cash received for loan origination fees, which are recognized as revenue over the life of the loan as an adjustment to the yield on the loan.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the nine months ended September 30, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis at September 30, 2008.

                                                              Fair Value
                                                              Measurement
                                      Fair Value                Level 3

    Bond portfolio                   $11,682,585             $11,682,585
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

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008


The change in level 3 assets measured at fair value on a recurring basis is summarized as follows at September 30, 2008:

                                                          Bond Portfolio
                                                       --------------------

   Beginning balance January 1, 2008                       $11,263,713
   Purchases                                                 1,069,655
   Proceeds                                                   (450,783)
   Reserves                                                   (200,000)
   Unrealized gains                                            245,000
   Callability provision                                      (245,000)
                                                           -----------

           Ending balance September 30, 2008               $11,682,585
                                                           ===========

3.  MORTGAGE LOANS AND BOND PORTFOLIO

At September 30, 2008, the Company had first mortgage loans receivable totaling $33,841,353. The loans bear interest ranging from 5.00% to 12.00% at September 30, 2008.

The Company also had a portfolio of secured church bonds at September 30, 2008. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The aggregate principal amount of secured church bonds equaled $12,018,000 at September 30, 2008. This amount is due at various maturity dates between December 15, 2008 and February 15, 2039.

The contractual maturity schedule for mortgage loans and the bond portfolio as of September 30, 2008, is as follows:

                                                                       Mortgage Loans       Bond Portfolio

           October 1, 2008 through September 30, 2009                   $     717,051      $       53,000
           October 1, 2009 through December 31, 2009                          188,297              27,000
           2010                                                             1,216,512             175,000
           2011                                                               851,394             525,000
           2012                                                               938,452             351,000
           Thereafter                                                      29,929,647          10,887,000
                                                                           ----------          ----------
                                                                           33,841,353          12,018,000
           Less loan loss and bond reserves                                   (71,035)           (300,000)
           Less discount from par                                                   -             (35,415)
                                                                         ------------         -----------

                       Totals                                             $33,770,318         $11,682,585
                                                                           ==========          ==========

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008


The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. St. Agnes defaulted on its payment obligations to bondholders. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the church bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the bonds is recorded by the Company. The Company reserved $300,000 for the bonds at September 30, 2008 and $100,000 at December 31, 2007.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.79% at September 30, 2008. The maturity schedule for the secured investor certificates at September 30, 2008 is as follows:

                                                                          Secured
                                                                          Investor
                                                                       Certificates
                                                                     -----------------

           October 1, 2008 through September 30, 2009                    $  2,502,000
           October 1, 2009 through December 31, 2009                        2,058,000
           2010                                                             1,151,000
           2011                                                               850,000
           2012                                                             1,167,000
           Thereafter                                                      14,225,000
                                                                           ----------

                      Totals                                              $21,953,000
                                                                           ==========

Interest expense related to these certificates was approximately $1,142,000 and $1,266,000 for the nine months ended September 30, 2008 and 2007, respectively.

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer Series "C" secured investors certificates of $20,000,000. Upon being declared effective by the SEC, the certificates will be offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years. The certificates will be collateralized by certain mortgage loans receivable and church bonds of approximately the same value.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008

5.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc., Minnetonka, Minnesota ("Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management and origination fees of approximately $342,000 and $331,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company repurchased approximately 22,000 common stock shares from American Investors Group, Inc. for approximately $5.25 per share in the nine months ended September 30, 2008. American Investors Group, Inc. is related to the Company through common management.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at September 30, 2008 and December 31, 2007:

                                                          September 30, 2008                 December 31, 2007
                                                    ---------------------------        -------------------------------
                                                      Carrying            Fair             Carrying           Fair
                                                       Amount             Value             Amount            Value
                                                     ----------        -----------       ----------       ------------

      Cash and equivalents                       $     516,190      $     516,190        $  285,118         $  285,118
      Accounts receivable                              119,189            119,189           112,546            112,546
      Interest receivable                              153,595            153,595           151,105            151,105
      Mortgage loans receivable                     33,770,318         32,819,125        33,968,927         33,968,927
      Bond portfolio                                11,682,585         11,682,585        11,263,713         11,263,713
      Secured investor certificates                 21,953,000         21,953,000        22,831,000         22,831,000

At September 30, 2008, the fair value of the mortgage loan portfolio is less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality. The changes in the credit markets in which we transact has experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the nine months ended September 30, 2008. The carrying value of the bond portfolio approximates amortized cost since our bonds are callable at any time by the issuer at par and the bond portfolio yield is currently lower than the interest rates on similar instruments. The carrying value of the secured investor certificates approximates fair value because the interest rates at which the certificates have been sold have not changed significantly.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                               September 30, 2008

7.  LINE OF CREDIT

The Company obtained an $8,000,000 line of credit with Beacon Bank replacing the $15 million revolving credit facility with KeyBank National Association. Advances on the new line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest on the new line of credit is charged monthly at the prime rate with minimum interest of 5.00%. When the prime rate is greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. At September 30, 2008, the interest rate on the facility is 5.00% and we had an outstanding balance of $4,200,000.

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

     We have completed four public offerings of common stock, the last of which also included debt securities. We completed a public offering of debt securities on October 7, 2006. We sold $14,860,000 Series "B" secured investor certificates of the $23,000,000 offered. On October 29, 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of debt securities. We are offering $20,000,000 Series "C" secured investor certificates.

     We currently have seventy-six first mortgage loans aggregating $33,841,353 in principal amount and a first mortgage bond portfolio with face values aggregating $12,018,000. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through (i) future public offerings; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

     Fiscal 2008 Nine Months Compared to Fiscal 2007 Nine Months

     Net income for the Company's nine month periods ended September 30, 2008 and 2007 was approximately $61,000 and $817,000, respectively, on total revenues of approximately $2,802,000 and $3,034,000, respectively. Interest income earned on our portfolio of loans was approximately $2,157,000 and $2,306,000 for the nine month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008 the Company's loans receivable have interest rates ranging from 5.00% to 12.00%, with an average, principal-adjusted interest rate of 8.70%. The Company's bond portfolio has an average current yield of 7.91% as of September 30, 2008. As of September 30, 2007, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.82% and the Company's portfolio of bonds had an average current yield of 7.52%. The decrease in interest income was largely due to the repayment of mortgage loans without new loans issued and the general decline in interest rates throughout the latter part of 2007. Interest expense was approximately $1,286,000 and $1,334,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The decrease in interest was due to the maturity of secured investor certificates and the decline in the interest rate on our line of credit.

     Operating expenses for the nine months ended September 30, 2008 increased to approximately $1,454,000 compared to $883,000 at September 30, 2007. The increase relates to changes in provision for losses on our bond portfolio of $200,000, impairment charges for real estate held for sale of approximately $144,000, professional fees of approximately $71,000, costs associated with real estate held for sale of approximately $22,000, and amortization expense of approximately $157,000, which includes the loan costs related to the previous line of credit which were expensed once the line of credit was obtained with Beacon Bank.

     Fiscal 2008 Third Quarter Compared to Fiscal 2007 Third Quarter

     Net income or loss for the Company's three month periods ended September 30, 2008 and 2007 was a loss of approximately $301,000 and income of approximately $317,000 on total revenues of approximately $957,000 and $968,000, respectively. Interest income earned on our portfolio of loans was approximately $717,000 for each of the three-month periods ended September 30, 2008 and 2007. Interest expense was approximately $438,000 and $430,000 for the three month periods ended September 30, 2008 and 2007, respectively. The increase in 2008 was due to increased borrowing on our line of credit.

     Operating expenses for the three months ended September 30, 2008 increased to approximately $820,000 compared to $221,000 at September 30, 2007. The increase relates to changes in provision for losses on our bond portfolio of $200,000, impairment charges for real estate held for sale of approximately $213,000, professional fees of approximately $25,000, and amortization expense of approximately $140,000, which includes the loan costs related to the previous line of credit which were expensed once the line of credit was obtained with Beacon Bank.

     Mortgage Loans and Real Estate Held for Sale

     Two mortgage loans were paid in full during the nine months ended September 30, 2008. We funded five new loans during the nine months ended September 30, 2008. There were no material changes in nonperforming loans and we had two foreclosures occur during the nine months ended September 30, 2008. We sold two properties we had listed for sale during the nine months ended September 30, 2008 and recorded impairment charges of approximately $306,000 for other properties. The impairment charges were due to reductions in the listing prices of two of the properties we currently own and have listed for sale.

     We currently own $2,035,000 first mortgage bonds issued by St. Agnes Missionary Baptist Church, which is located in Houston, Texas. St. Agnes has defaulted on its payment obligation to bondholders, who are currently owed approximately $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas, is trustee for the first mortgage bondholders. Since September 30, 2007, the Company has not recorded an accrual for interest from these bonds. However, the Company has reserved $300,000 for the St. Agnes bonds at September 30, 2008.

     In November 2007, the St. Agnes filed a Chapter 11 bankruptcy proceeding that included three properties it owned. The church listed all three properties for sale for an aggregate price of approximately $19,167,000. Subsequently, the bankruptcy was dismissed by the court, and upon learning of the dismissal, Herring Bank and its legal counsel foreclosed on the church's properties through a Sheriff Sale on September 2, 2008. St. Agnes has agreed to rent the property back from Herring Bank and has agreed to maintain the property as they seek either re-financing or a buyer for the properties.

     Dividends

     We have elected to operate as a real estate investment trust, therefore we distribute to shareholders at least 90% of "Taxable Income." The dividends declared and paid to shareholders for the nine months ended September 30, 2008 may include cash from origination fees even though they are not recognized in their entirety for the period under generally accepted accounting principles in the United States. We earned origination fees of approximately $70,000 and 136,000 for the nine months ended September 30, 2008 and 2007, respectively.

     Our Board of Directors declared dividends of $.10 for each share held of record on September 30, 2008. The dividend, which was paid October 31, 2008, represents a 4.00% annual rate of return on each share of common stock owned and purchased for $10 per share. Our liabilities at September 30, 2008 are primarily comprised of: dividends declared as of September 30, 2008 but not yet paid; building funds payable; our line of credit balance; deferred income; and our secured investor certificates.

Liquidity and Capital Resources

     We generate revenue through implementation of our business plan of making mortgage loans to churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, and interest payments on secured investor certificates, and our line of credit.

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

     The Company had a $15 million revolving credit facility with KeyBank National Association that was paid in full on September 15, 2008. The credit facility was replaced by an $8 million line of credit with Beacon Bank. Advances on the line of credit are available up to $4.5 million, subject to borrowing base limitations, until and if Beacon Bank is able to secure participants for the remaining portion of the facility up to $8 million. Interest is charged at the prime rate with a minimum interest rate of 5.00%. When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%. At September 30, 2008, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $4,200,000. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates.

     On October 29, 2008, the Company filed with the Securities and Exchange Commission a registration statement to offer an additional $20,000,000 in Secured Investor Certificates ("Series C") to qualified investors. These certificates will provide a source of capital to fund additional loans to qualified borrowers, pay-down existing maturing certificates and to pay-down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering.

     During the nine months ended September 30, 2008, our total assets decreased by approximately $208,000 due to an increase in provisions for losses on our bond portfolio and a decrease in mortgage loans receivable resulting from payments exceeding new issuances. Current liabilities increased by approximately $1,789,000 for the nine months ended September 30, 2008 due to increases in current maturities of our secured investor certificates and our line of credit balance. Non-current liabilities decreased by approximately $1,202,000 for the nine months ended September 30, 2008 due to the maturation of secured investor certificates and a decrease in deferred income.

     For  the  nine  months  ended  September  30,  2008,  cash  from  operating activities decreased to approximately $828,000 from $1,086,000 from the comparative period ended September 30, 2007, due to the decrease in interest income on mortgage loans and origination fee income.

     For the nine months ended September 30, 2008, cash provided by investing activities was approximately $17,000 compared to cash provided by investing activities of approximately $2,866,000 from the comparative nine months ended September 30, 2007, due to a decrease in activity in mortgage loans and bonds. This decrease is due to a general downturn in the economy and a lack of qualified borrowers. Many churches have either postponed are deferred their expansion projects. However, an increase in loan applications is being experienced from churches whose current lender, usually a local bank, is not renewing the church's three to five year renewable loan, providing additional opportunities for our long term fixed rate financing programs. Presently, the Company is receiving proceeds on mortgage loans and bonds faster than it is investing such amounts.

     For the nine months ended September 30, 2008, cash used for financing activities decreased to approximately $614,000 from $3,922,000 for the comparative nine months ended September 30, 2007, primarily due to an increase in proceeds from our line of credit and a decrease in payments on maturities of our secured investor certificates. In addition, we repurchased approximately 22,000 shares of common stock for approximately $5.25 per share during the nine months ended September 30, 2008 from American Investors Group, Inc., an affiliate of the Company.

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

     Of our significant accounting policies, described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable, bond portfolio and real estate held for sale involve a high degree of judgment. We estimate the fair value of our mortgage loans receivable based on the average interest rate for special purpose commercial mortgage rates extracted from the most recent edition of www.RealtyRates.com. The carrying value of the bond portfolio approximates amortized cost since our bonds are callable at any time by the issuer at par and the bond portfolio yield is currently less than the interest rates on similar instruments. We do consider the interest rate or the yield rate of a loan or bond in estimating fair value. We do not consider the availability of a market for a loan in estimating fair value. The value of real estate held for sale is based on management's estimate, real estate appraisals and similar property market comparisons.

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

Items 4T.  Controls and Procedures

Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2008. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure. We continue to evaluate internal controls, particularly segregation of duties, to provide greater segregation and improve overall internal control.

Changes In Internal Controls Over Financial Reporting

     During the three months ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION
Item 1.  Legal Proceedings.
--------------------------

         None.

Item 1A.  Risk Factors.

Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements / Important Risk Factors" in Part 1 -- Item 2 of this Form 10-Q and in Part 1 -- Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K under Part I. -- Item 1. "Risk Factors." Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

The Company faces certain risks and uncertainties related to financing and liquidity, and these volatilities could have an impact on its operations and its ability to maintain its long-term capital needs and/or secure additional financing. The Company faces certain risks and uncertainties, particularly during volatile market conditions, such as the dramatic changes in interest rates that have occurred during the quarter ending September 30, 2008. In addition, liquidity has tightened in all financial markets, including the debt and equity markets. These volatilities could have an impact on operations to the extent that the Company experiences slower maturities or repayment of mortgage loans, illiquid markets for our bond portfolio, or a higher redemption rates on our secured investor certificates than has been the case historically.

The Company's operating performance is affected by our ability to earn interest and origination fees in excess of what we pay and to match maturities of our long-term debt with maturities of our mortgage loans and bond portfolio, as well as available amounts from our line of credit. While we currently do not expect any difficulties, it is possible in these uncertain times that the Company's revolving line of credit could fail to fund a borrowing request or that Beacon Bank would be unable to find funding participants. Such events could adversely affect our ability to access funds or increased amounts of funds from the revolving credit facility when needed. In addition, the Company may incur additional indebtedness, particularly through the sale of its secured investor certificates, but the success of such an offering is uncertain in the current economic climate. Moreover, the Company may need to increase the size of its offering in order to meet its capital needs, which could harm our financial condition or creditworthiness.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

        (a) Not Applicable

        (b) Not Applicable

        (c) Not Applicable

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------
     No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

Item 5.  Other Information.
--------------------------

          None.

Item 6.  Exhibits
-----------------

Exhibit
Number      Title of Document
-------     -----------------
10.2 Form of Loan and Security Agreement by and between the Company and Beacon Bank (*)

10.3 Form of Revolving Note *)

10.4 Form of Securities Account Control Agreement by and among the Company, Herring Bank and Beacon Bank(*)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 17, 2008

                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008

                                 AMERICAN CHURCH MORTGAGE COMPANY

                                 By: /s/ Philip J. Myers
                                     ---------------------
                                          Philip J. Myers
                            Chief Executive Officer and Chief Financial Officer
                           (Principal Executive Officer and Principal Financial
                            and Accounting Officer)