Form 10KSB/A
period 2007-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2008-12-05
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

The number of shares outstanding of the issuer's common stock as of December 4, 2008 was:

                  2,472,081 Shares of Common Stock Outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
 -------------------------------------------------------------------------------

                                Explanatory Note



This Amendment No. 2 on Form 10-KSB/A (the "Amendment") to the Annual Report on Form 10-KSB for the period ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 28, 2008 (the "Original Filing"), and which was amended on April 29, 2008 (the "First Amendment"), is being filed to amend the Original Filing as follows:

o To include management's assessment of the effectiveness of our internal control over financial reporting during the fiscal year ended March 31, 2007, as required by Item 8A(T) of Part II of Form 10-KSB and Item 308(T) of Regulation S-B, by restating, in its entirety, Item 8A(T) of Part II; and

o To provide a currently dated certification from our Chief Executive Officer and Chief Financial Officer, as required by Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as an exhibit.

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

                        AMERICAN CHURCH MORTGAGE COMPANY
                                  FORM 10-KSB/A



                                      INDEX                               Page
                                                                           No.

                                     PART II

Item 8A(T).   Controls and Procedures...................................... 3

Item 13.      Exhibits..................................................... 3

Signatures ................................................................ 4

                                     PART II

Item 8A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Philip J. Myers, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective as a result of limited resources and limited segregation of duties such that financial information required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in the finance and accounting functions. Were there a larger staff, it would be possible to provide for greater segregation of duties which would permit checks and balances and reviews that would improve internal control. Management recognizes that this is a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

(b) Management's Annual Report on Internal Control Over Financial Reporting. The management of American Church Mortgage Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, we also conducted an evaluation of our internal control over financial reporting as of the Evaluation Date. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weakness described above. We continue to evaluate internal controls, particularly segregation of duties, to provide greater segregation and improve overall internal control.

(c) Attestation by Registered Public Accounting Firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Our independent registered public accountants have reported to our Board of Directors certain matters of involving internal controls that they considered to be a material weakness on the Evaluation Date, under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the limited segregation of duties.

(d) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, except for the material weakness identified above related to limited resources and limited segregation of duties, that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 13.Exhibits

Exhibit No.  Title
---------    -----
31.1         Certification Pursuant to Section 302of Sarbanes Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    December 5, 2008

                            AMERICAN CHURCH MORTGAGE COMPANY

                           By:  /s/ Philip J. Myers
                           ----------------------------------------
                           Philip J. Myers
                           Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial
                            and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.  Title

31.1        Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002