Form 10-Q/A
period 2008-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2008-12-05
CIK 934543

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  __             Accelerated filer                __
Non-accelerated filer    __             Smaller reporting company        X
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at December 4, 2008
----------------------------------------      ---------------------------------
Common Stock, $0.01 par value per share                  2,472,081 shares

                                Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q for the period ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 15, 2008 (the "Original Filing"), is being filed solely to refile Exhibit 31.1, which now includes the complete statutory references in paragraph 4 required by Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

Except for the changes described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing. The remainder of the Form 10-Q is unchanged and is not reproduced in this filing. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q.




                        AMERICAN CHURCH MORTGAGE COMPANY



                                     INDEX                                 Page
                                                                            No.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits...........................................................2

Signatures..................................................................3

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

Dated: December 5, 2008

                            AMERICAN CHURCH MORTGAGE COMPANY

                            By:    /s/ Philip J. Myers
                            ------------------------------------------------
                             Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer
                            (Principal Executive Officer and Principal Financial
                             and Accounting Officer)