Form 10-Q/A
period 2008-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2008-12-05
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at December 4, 2008
---------------------------------------      ----------------------------------
Common Stock, $0.01 par value per share              2,472,081 shares

                                Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q for the period ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on August 14, 2008 (the "Original Filing"), and which was amended on August 20, 2008 (the "First Amendment"), is being filed solely to refile Exhibit 31.1, which now includes the complete statutory references in paragraph 4 required by Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

Except for the changes described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing or the First Amendment. The remainder of the Form 10-Q is unchanged and is not reproduced in this filing. This Amendment No. 2 does not reflect events occurring after the original filing date of the Form 10-Q.





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