Form 10-Q/A
period 2008-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2008-12-05
CIK 934543

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

Large accelerated filer __                Accelerated filer  __
Non-accelerated filer   __                Smaller reporting company  X
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at December 4, 2008
---------------------------------------       ----------------------------------
Common Stock, $0.01 par value per share                2,472,081 shares

                                Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q for the period ended September 30, 2008, which was originally filed with the Securities and Exchange Commission on November 14, 2008 (the "Original Filing"), is being filed solely to refile Exhibit 31.1, which now includes the complete statutory references in paragraph 4 required by Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

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