Form 10KSB/A
period 2007-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2009-03-05
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 3)


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

The number of shares outstanding of the issuer's common stock as of February 27, 2009 was:

                  2,472,081 Shares of Common Stock Outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
--------------------------------------------------------------------------------

                                Explanatory Note



This Amendment No. 3 on Form 10-KSB/A (the "Amendment") to the Annual Report on Form 10-KSB of American Church Mortgage Company (the "Company") for the period ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 28, 2008 (the "Original Filing"), and which was amended on April 29, 2008 (the "First Amendment"), and again on December 5, 2008 (the "Second Amendment") is being filed to amend the Original Filing as follows:

As a result of a comment letter from the Securities Exchange Commission dated February 13, 2009, in part concerning the Company's Form 10-KSB for the fiscal year ended December 31, 2007, the authorized officers of the Company, in consultation with Boulay, Heutmaker, Zibell & Co., P.L.L.P., the Company's independent registered public accounting firm, are filing this Amendment to amend Item 7. "Financial Statements" in order to change the presentation of interest expense to be included as a component of net interest income instead of within other expense. The Company is in agreement with the Staff comments and is taking action necessary to amend the above annual filing accordingly. This Amendment does not change the Company's reported assets, liabilities, stockholders' equity or the Company's net income for the period ended December 31, 2007. In addition, the Company changed the presentation of the provision for losses on mortgage loans receivable and bonds to show these accounts as components of net interest income.

In addition, pursuant to the rules of the SEC, this Amendment also includes certifications executed as of the date of this Form 10-KSB/A as required by
Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Form 10-KSB/A as Exhibits 31.1 and 32.1.

Except as stated herein, this Form 10-KSB/A does not reflect events occurring after the date of the Original Filing and no attempt has been made in this Annual Report on Form 10-KSB/A to modify or update other disclosures as presented in the Original Filing.


                        AMERICAN CHURCH MORTGAGE COMPANY
                                  FORM 10-KSB/A


                                      INDEX
                                                                                                                   Page
                                                                                                                    No.

                                     PART II

Item 7.       Financial Statements..................................................................................F-1


              Report of Independent Registered Public Accounting Firm ..............................................F-2

              Balance Sheets
              December 31, 2007 and 2006 ...........................................................................F-3

              Statements of Operations
              Years Ended December 31, 2007 and 2006 ...............................................................F-5

              Statements of Stockholders' Equity
              December 31, 2007 and 2006............................................................................F-6

              Statements of Cash Flows
              Years Ended December 31, 2007 and 2006................................................................F-7

              Notes to Financial Statements.........................................................................F-9

Item 13.      Exhibits..............................................................................................  3

Signatures..........................................................................................................  4

                                     PART II

Item 7. Financial Statements

The Report of Independent Registered Public Accounting Firm, the Financial Statements and the notes thereto are included in this Annual Report on Form 10-KSB/A beginning on Page F-1.


Item 13. Exhibits

Exhibit No.       Title

31.1    Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes Oxley Act of 2002

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2007 and 2006

[GRAPHIC OMITTED][GRAPHIC OMITTED]


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


                                    /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                                    Certified Public Accountants

Minneapolis, Minnesota
March 28, 2008 except as to Note 9
               which is as of March 5, 2009

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

                        AMERICAN CHURCH MORTGAGE COMPANY

                            Statements of Operations


------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Years Ended December 31
                                                                                              2007                 2006

-----------------------------------------------------------------------------------------------------------------------------------


Interest Income                                                                            $3,947,690         $3,927,765

 Interest Expense                                                                           1,778,715          1,724,986
                                                                                            ---------          ---------

Net Interest Income                                                                         2,168,975          2,202,779

  Provision for losses on mortgage loans receivable                                            33,101              8,682
  Provision for losses on bonds                                                               100,000                  -
                                                                                              -------          ---------
Total provision for losses on mortgage loans and bonds                                        133,101              8,682
                                                                                              -------          ---------

Net Interest Income after provision for mortgage and bond losses                            2,035,874          2,194,097

Operating Expenses
  Other operating expenses                                                                    965,322            834,764
  Real estate impairment loss                                                                 217,362            205,165
                                                                                            ---------          ---------
     Total operating expenses                                                               1,182,684          1,039,929
                                                                                            ---------          ---------

Income Taxes                                                                                    -                 -
                                                                                            ---------          ---------

Net Income                                                                                 $  853,190         $1,154,168
                                                                                            =========          =========

Basic and Diluted Income Per Common Share                                                  $      .34         $      .46
                                                                                            =========          =========

Weighted Average Common Shares Outstanding                                                  2,493,595          2,536,351
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

                        AMERICAN CHURCH MORTGAGE COMPANY

                            Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Years Ended December 31
                                                                                          2007                 2006
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                        $   853,190        $   1,154,168
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate                                                    217,362              205,165
        Provision for losses on mortgage loans receivable                                  33,101                8,682
        Provision for losses on bond portfolio                                            100,000                    -
        Amortization of deferred costs                                                    202,067              199,373
        Other                                                                              60,000
        Change in assets and liabilities
            Accounts receivable                                                            24,163              (27,267)
            Interest receivable                                                            13,818              (26,781)
            Prepaid expenses                                                                1,300               (8,372)
            Accounts payable                                                                2,630                6,971
            Accrued expenses                                                               18,022                    -
            Deferred income                                                               (47,338)             117,312
                                                                                     -------------         -----------
            Net cash from operating activities                                          1,478,315            1,629,251

Cash Flows from Investing Activities
    Investment in mortgage loans                                                       (6,807,144)         (19,699,820)
    Collections of mortgage loans                                                       9,891,776            9,944,751
    Investments in bonds                                                               (2,533,620)            (306,850)
    Proceeds from bond portfolio                                                          720,604              658,020
                                                                                        ---------            ---------
            Net cash from (used for) investing activities                               1,271,616           (9,403,899)

Cash Flows from Financing Activities
    Proceeds from sale of property                                                        130,343                    -
    Payments on line of credit, net                                                        61,185            1,166,000
    Proceeds from secured investor certificates                                                 -            3,369,000
    Payments on secured investor certificate maturities                                (1,851,000)          (1,770,000)
    Payments for deferred costs                                                          (110,289)            (177,987)
    Stock redemptions                                                                           -             (489,404)
    Dividends paid                                                                       (927,310)          (1,454,646)
                                                                                        ---------            ---------
            Net cash (used for) from financing activities                              (2,697,071)             642,963
                                                                                        ---------            ---------

Net Increase (Decrease) in Cash and Equivalents                                            52,860           (7,131,685)

Cash and Equivalents - Beginning of Year                                                  232,258            7,363,943
                                                                                        ---------            ---------

Cash and Equivalents - End of Year                                                   $    285,118        $     232,258
                                                                                      ===========         ============

                                  - Continued -
Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Years Ended December 31
                                                                                              2007              2006
-----------------------------------------------------------------------------------------------------------------------------------


Supplemental Schedule of Noncash Financing and
    Investing Activities

     Dividends payable                                                                   $   124,680        $   397,418
                                                                                          ==========         ==========

     Reclassification of mortgage and accounts receivable to
        real estate held for sale                                                        $   789,076        $   573,108
                                                                                          ==========         ----------

    Mortgage loans closed but not paid                                                  $     50,000       $     27,000
                                                                                         ===========        ===========

    Line of credit borrowings for deferred costs                                         $   166,815       $         -
                                                                                          ==========        ===========

    Line of credit borrowings used for payment of
        secured investor certificates                                                     $1,956,000         $       -
                                                                                           =========          =========


Supplemental Cash Flow Information
    Cash paid during the year for
        Interest                                                                          $1,760,693         $1,724,986
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

                                                                  Secured Investor
                                                                    Certificates
                                                                 --------------------
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

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

                                                                                    2007              2006

         Expected tax expense                                                      $290,085          $392,417
         Realized Tax Loss                                                         (284,427)                -
         Benefit of REIT distributions                                             (129,118)         (504,994)
         Valuation allowance                                                         63,460           112,577
                                                                                    -------           -------

                     Total provision                                              $( 60,000)         $     -
                                                                                    =======           =======

The components of deferred income taxes are as follows:
                                                                                    2007                2006

         Loan origination fees                                                     $213,036          $229,131
         Loan loss allowance                                                         58,499            33,069
         Real-estate impairment                                                     215,997           406,697
         Valuation allowance                                                       (487,532)         (608,897)
                                                                                   --------          ---------

                  Total deferred income tax                                      $     -            $  60,000
                                                                                  =========          ========

The total deferred tax assets are as follows:
                                                                                   2007                2006

         Deferred tax assets                                                       $487,532          $668,897
         Deferred tax asset valuation allowance                                    (487,532)         (608,897)
                                                                                   ---------         ---------

                     Net deferred tax asset                                      $     -            $  60,000
                                                                                  =========          ========


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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2007 and 2006:

                                                                 2007                             2006
                                                ---------------------------------      -------------------------------
                                                      Carrying            Fair            Carrying            Fair
                                                       Amount             Value            Amount             Value
                                                     ----------        ----------        ----------         ----------

      Cash and equivalents                       $     285,118      $     285,118        $  232,258         $  232,258
      Accounts receivable                              112,546            112,546           136,709            136,709
      Interest receivable                              151,105            151,105           164,923            164,923
      Mortgage loans receivable                     33,968,927         33,968,927        37,852,736         37,852,736
      Bond portfolio                                11,263,713         11,263,713         9,550,697          9,550,697
      Secured investor certificates                 22,831,000         22,831,000        26,638,000         26,638,000

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

9.  AMENDMENT TO FINANCIAL STATEMENT

The Company has changed the presentation of interest expense and the provision for losses on mortgage loans receivable and bonds on the Statement of Operations to include these accounts as components of net interest income.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:    March 5, 2009

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