Form 10-Q/A
period 2008-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2009-03-05
CIK 934543

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

Large accelerated filer  ___                 Accelerated filer  __
Non-accelerated filer    ___                 Smaller reporting company  __
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at February 27, 2009
---------------------------------------       ---------------------------------
Common Stock, $0.01 par value per share               2,472,081 shares

                                Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q of American Church Mortgage Company (the "Company") for the period ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 15, 2008 (the "Original Filing"), and which was amended on December 5, 2008 (the "First Amendment"), is being filed to amend the Original Filing as follows:

As a result of a comment letter from the Securities Exchange Commission dated February 13, 2009, in part concerning the Company's Form 10-Q for the fiscal quarter ended March 31, 2008, the authorized officers of the Company are filing this Amendment to amend Item 1. "Financial Statements", in order to change the presentation of interest expense to be included as a component of net interest income instead of within other expense. The Company is in agreement with the Staff comments and is taking action necessary to amend the above quarterly filing accordingly. This Amendment does not change the Company's reported assets, liabilities, stockholders' equity or the Company's net income for the period ended March 31, 2008. In addition, the Company changed the presentation of the provision for losses on mortgage loans receivable to show as a component of net interest income.

In addition, pursuant to the rules of the SEC, this Amendment also includes certifications executed as of the date of this Form 10-Q/A as required by
Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1 and 32.1.

Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing. The remainder of the Form 10-Q is unchanged and is not reproduced in this filing.



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

         Condensed Statements of Operations ....................................................... 4

         Statements of Stockholder's Equity.........................................................5

         Condensed Statements of Cash Flows.........................................................6

         Notes to Condensed Financial Statements ...................................................8

                           PART II. OTHER INFORMATION

Item 6.  Exhibits..................................................................................15

Signatures.........................................................................................16





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

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                                    March 31, 2008         March 31, 2007
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)             (Unaudited)
Revenues
Interest income loans                                                                       $ 720,292              $ 834,627
Interest income other                                                                         189,034                193,002
Capital gains realized                                                                          1,580                  1,856
Origination income                                                                             13,166                 39,105
                                                                                             --------              ---------
Total revenues                                                                                924,072              1,068,590

    Interest expense                                                                          430,514                452,490
                                                                                              -------              ---------

Net interest income                                                                           493,558                616,100


Provision for losses on mortgage loans receivable                                              12,945                      -
                                                                                              -------                -------


Net interest income after provision for mortgage losses                                       480,613                616,100

Operating expenses
Professional fees                                                                              26,900                  7,622
Real estate held for sale impairment                                                           93,000                 40,000
Costs associated with real estate held for sale                                                61,704                 18,498
Director fees                                                                                   1,000                  1,400
Advisory fees                                                                                  96,730                106,404
Amortization offering and line of credit expense                                               49,742                 50,840
Other                                                                                          32,651                 26,039
                                                                                              -------                -------
Total operating expenses                                                                      361,727                250,803
                                                                                              -------                -------

Net Income                                                                                   $118,886              $ 365,297
                                                                                              =======                =======

Basic and Diluted Income Per Common Share                                                     $  0.05                 $ 0.15
                                                                                              =======                =======

Weighted Average Common Shares
Outstanding - Basic and Diluted                                                             2,493,595               2,493,595
                                                                                            =========               =========

Dividends Declared                                                                          $ 249,360               $ 405,210
                                                                                             ========                ========

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

8.  AMENDMENT TO FINANCIAL STATEMENT

The Company has changed the presentation of interest expense and the provision for losses on mortgage loans receivable on the Statement of Operations to include these accounts as components of net interest income.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number   Title of Document

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