Form 10-Q/A
period 2008-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2009-03-05
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 3)


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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at February 27, 2009
------------------------------------------   -----------------------------------
   Common Stock, $0.01 par value per share           2,472,081 shares

                                Explanatory Note

This Amendment No. 3 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q of American Church Mortgage Company (the "Company") for the period ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on August 14, 2008 (the "Original Filing"), and which was amended on August 20, 2008 (the "First Amendment"), and again on December 5, 2008 (the "Second Amendment") is being filed to amend the Original Filing as follows:

As a result of a comment letter from the Securities Exchange Commission dated February 13, 2009, in part concerning the Company's Form 10-Q for the fiscal quarter ended June 30, 2008, the authorized officers of the Company are filing this Amendment to amend Item 1. "Financial Statements", in order to change the presentation of interest expense to be included as a component of net interest income instead of within other expense. The Company is in agreement with the Staff comments and is taking action necessary to amend the above quarterly filing accordingly. This Amendment does not change the Company's reported assets, liabilities, stockholders' equity or the Company's net income for the period ended June 30, 2008. In addition, the Company changed the presentation of the provision for losses on mortgage loans receivable to show it as a component of net interest income.

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

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Balance Sheets.................................................................. 2

         Condensed Statements of Operations ....................................................... 4

         Condensed Statements of Cash Flows.........................................................6

         Statements of Stockholder's Equity.........................................................8

         Notes to Condensed Financial Statements ...................................................9

                           PART II. OTHER INFORMATION


Item 6.  Exhibits..................................................................................17

Signatures.........................................................................................18

                        AMERICAN CHURCH MORTGAGE COMPANY

                             Minnetonka, Minnesota

                              Finanical Statements

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

                          AMERICAN CHURCH MORTGAGE COMPANY

                         Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six Months Ended
                                                                                           June 30, 2008        June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)          (Unaudited)
Revenues
Interest income loans                                                                       $ 1,443,340          $ 1,589,391
Interest income other                                                                           378,597              403,651
Capital gains realized                                                                            2,049                5,015
Origination income                                                                               21,028               68,320
                                                                                            -----------           ----------
Total revenues                                                                                1,845,014            2,066,377

    Interest expense                                                                            854,916              903,769
                                                                                            -----------            ---------

Net interest income                                                                             990,098            1,162,608

Provision for losses on mortgage loans receivable                                                12,945               31,865
                                                                                            -----------           ----------

Net interest income after provision for mortgage losses                                         977,153            1,130,743


Operating expenses
Professional fees                                                                                86,415               41,054
Real estate held for sale impairment                                                             93,000              161,805
Costs associated with real estate held for sale                                                 104,242               77,694
Director fees                                                                                     2,200                2,400
Advisory fees                                                                                   197,959              212,675
Amortization expense                                                                            102,492               85,621
Other                                                                                            29,281               48,994
                                                                                            -----------           ----------
Total operating expenses                                                                        615,589              630,243
                                                                                            -----------           ----------

Net Income                                                                                 $    361,564          $   500,500
                                                                                            ===========           ==========

Basic and Diluted Income Per Share                                                         $       0.15          $      0.20
                                                                                            ===========           ==========

Dividends Declared Per Share                                                               $       0.20          $      0.19
                                                                                            ===========           ==========

Weighted Average Shares Outstanding - Basic and Diluted                                       2,488,867            2,493,595
                                                                                            ===========           ==========


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Condensed Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended
                                                                                        June 30, 2008       June 30, 2007
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)         (Unaudited)
Revenues
Interest income loans                                                                     $ 719,468           $ 754,765
Interest income other                                                                       193,144             210,649
Capital gains realized                                                                          469               3,159
Origination income                                                                            7,862              29,215
                                                                                           --------            --------
Total revenues                                                                              920,943             997,788

    Interest expense                                                                        418,012             451,279
                                                                                           --------            --------

Net interest income                                                                         502,931             546,509

Provision for losses on mortgage loans receivable                                                 -              31,865
                                                                                           --------            --------

Net interest income after provision for mortgage losses                                     502,931             514,644


Operating expenses
Professional fees                                                                            57,539              33,432
Real estate held for sale impairment                                                              -             121,805
Costs associated with real estate held for sale                                              42,538              59,195
Director fees                                                                                 1,200               1,000
Advisory fees                                                                               101,229             106,271
Amortization expense                                                                         52,750              34,782
Other                                                                                         4,996              22,956
                                                                                           --------            --------
Total operating expenses                                                                    260,252             379,441
                                                                                           --------            --------

Net Income                                                                               $  242,679           $ 135,203
                                                                                           ========            ========

Basic and Diluted Income Per Share                                                       $     0.10           $    0.05
                                                                                           ========            ========

Dividends Declared Per Share                                                             $     0.10           $    0.03
                                                                                           ========            ========

Weighted Average Shares Outstanding - Basic and Diluted                                   2,484,138           2,493,595
                                                                                          =========           =========




Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                 AMERICAN CHURCH MORTGAGE COMPANY

                Condensed Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  For the Six Months Ended
                                                                           June 30, 2008              June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)                (Unaudited)
Cash Flows from Operating Activities
    Net income                                                                 $ 361,564                  $ 500,500
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate held for sale                              93,000                    161,805
        Provision for losses on mortgage loans receivable                         12,945                     31,865
        Amortization expense                                                     102,492                     85,621
        Change in assets and liabilities
            Accounts receivable                                                   20,723                     (3,528)
            Interest receivable                                                     (595)                     3,232
            Prepaid expenses                                                      (8,152)                    28,916
            Accounts payable                                                     (30,720)                   (39,126)
            Deferred income                                                       (9,457)                    (1,342)
                                                                                 -------                    -------
            Net cash from operating activities                                   541,800                    767,943

Cash Flows from Investing Activities
    Investment in mortgage loans                                                (111,219)                (3,558,223)
    Collections of mortgage loans                                                672,109                  6,091,988
    Investments in bonds portfolio                                              (626,825)                (1,909,840)
    Proceeds from bond portfolio                                                  24,314                    125,650
                                                                                 ------                   ---------
            Net cash provided by (used for) investing activities                 (41,621)                   749,575

Cash Flows from Financing Activities
    Proceeds from sale of property                                               180,532                    130,343
    Proceeds from line of credit, net                                            600,000                    234,000
    Payments on secured investor certificate maturities                         (631,000)                (1,262,000)
    Payments for deferred costs                                                   (5,647)                   (14,632)
    Stock redemptions                                                           (112,948)                         -
    Dividends paid                                                              (374,039)                  (802,628)
                                                                                --------                  ---------
            Net cash used for financing activities                              (343,103)                (1,714,917)
                                                                                --------                  ---------

Net Increase (Decrease) in Cash and Equivalents                                  157,077                   (197,399)

Cash and Equivalents - Beginning of Year                                         285,118                    232,258
                                                                                --------                    -------

Cash and Equivalents - End of Year                                             $ 442,195                   $ 34,859
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


                     AMERICAN CHURCH MORTGAGE COMPANY

              Condensed Statements of Cash Flows - Continued

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the Six Months Ended
                                                                               June 30, 2008                 June 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)                   (Unaudited)
Supplemental Schedule of Noncash Financing and
    Investing Activities

     Dividends payable                                                         $ 247,208                      $ 62,341
                                                                                ========                       =======

     Reclassification of mortgage and accounts receivable to
        real estate held for sale                                              $ 368,000                     $ 772,148
                                                                                ========                       =======

Supplemental Cash Flow Information
    Cash paid during the period for
        Interest                                                               $ 854,916                     $ 903,769
                                                                                ========                       =======


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Statements of Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Additional
                                                                      Common Stock                Paid-In           Accumulated
                                                                 Shares          Amount           Capital             Deficit
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007                                     2,493,595        $ 24,936       $ 22,927,644         $ (1,699,000)

   Redemption of 21,514 shares of
     common stock                                                (21,514)           (215)          (112,733)

    Net income                                                                                                           361,564

    Dividends declared                                                                                                  (496,567)
                                                              ----------------------------------------------------------------------

Balance, June 30, 2008 (unaudited)                             2,472,081        $ 24,721       $ 22,814,911         $ (1,834,003)
                                                              ======================================================================


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

   Dated: March 5, 2009

                            AMERICAN CHURCH MORTGAGE COMPANY

                             By: /s/ Philip J. Myers
                                 -------------------------
                                     Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer
                            (Principal Executive Officer and Principal Financial
                             and Accounting Officer)