Form 10-Q/A
period 2008-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2009-03-05
CIK 934543

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
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. EmployerIdentification No.)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at February 27, 2009
---------------------------------------    -----------------------------------
Common Stock, $0.01 par value per share               2,472,081 shares

                                Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q of American Church Mortgage Company (the "Company") for the period ended September 30, 2008, which was originally filed with the Securities and Exchange Commission on November 14, 2008 (the "Original Filing"), and which was amended on December 5, 2008 (the "First Amendment"), is being filed to amend the Original Filing as follows:

As a result of a comment letter from the Securities Exchange Commission dated February 13, 2009, in part concerning the Company's Form 10-Q for the fiscal quarter ended September 30, 2008, the authorized officers of the Company are filing this Amendment to amend Item 1. "Financial Statements", in order change the presentation of interest expense to be included as a component of net interest income instead of within other expense. The Company is in agreement with the Staff comments and is taking action necessary to amend the above quarterly filing accordingly. This Amendment does not change the Company's reported assets, liabilities, stockholders' equity or the Company's net income for the period ended September 30, 2008. In addition, the Company changed the presentation of the provision for losses on mortgage loans receivable and bonds to show these accounts as components of net interest income.

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

         Condensed Balance Sheets.................................................................. 2

         Condensed Statements of Operations ....................................................... 4

         Condensed Statements of Cash Flows.........................................................6

         Notes to Condensed Financial Statements ...................................................8

                           PART II. OTHER INFORMATION


Item 6.  Exhibits..................................................................................16

Signatures.........................................................................................17

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

                    AMERICAN CHURCH MORTGAGE COMPANY

                   Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                 September 30, 2008         September 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)                (Unaudited)
Revenues
Interest income loans                                                                $ 2,156,934                $ 2,306,493
Interest income bonds                                                                    553,776                    578,891
Capital gains realized                                                                    20,890                     13,287
Origination income                                                                        69,958                    135,542
                                                                                       ---------                  ---------
Total revenues                                                                         2,801,558                  3,034,213

    Interest expense                                                                   1,286,118                  1,334,115
                                                                                       ---------                  ---------

Net interest income                                                                    1,515,440                  1,700,098

Provision for losses on mortgage loans receivable                                         31,730                     33,101
Provision for losses on bonds                                                            200,000                          -
                                                                                       ---------                  ---------
Total provision for losses on mortgage loans and bonds                                   231,730                     33,101
                                                                                       ---------                  ---------

Net interest income after provision for mortgage and bond losses                       1,283,710                  1,666,997


Operating expenses
Professional fees                                                                        120,899                     52,304
Real estate held for sale impairment                                                     305,779                    161,805
Costs associated with real estate held for sale                                          129,918                    107,643
Director fees                                                                              3,200                      3,600
Advisory fees                                                                            299,772                    312,905
Amortization expense                                                                     307,656                    150,914
Other                                                                                     55,757                     60,710
                                                                                       ---------                  ---------
Total operating expenses                                                               1,222,981                    849,881
                                                                                       ---------                  ---------

Net Income                                                                            $   60,729                 $  817,116
                                                                                       =========                  =========

Basic and Diluted Income Per Share                                                    $     0.02                 $     0.33
                                                                                       =========                  =========

Dividends Declared Per Share                                                           $    0.30                 $     0.21
                                                                                       =========                  =========

Weighted Average Shares Outstanding - Basic and Diluted                                2,483,231                  2,493,595
                                                                                       =========                  =========

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                                       4

                   AMERICAN CHURCH MORTGAGE COMPANY

                  Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                September 30, 2008          September 30, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)                 (Unaudited)
Revenues
Interest income loans                                                                $ 717,174                   $ 717,101
Interest income bonds                                                                  171,598                     175,241
Capital gains realized                                                                  18,841                       8,272
Origination income                                                                      48,930                      67,222
                                                                                      --------                    --------
Total revenues                                                                         956,543                     967,836

    Interest expense                                                                   437,592                     430,345
                                                                                      --------                    --------

Net interest income                                                                    518,951                     537,491

Provision for losses on mortgage loans receivable                                       18,785                       1,236
Provision for losses on bonds                                                          200,000                           -
                                                                                      --------                    --------
Total provision for losses on mortgage loans and bonds                                 218,785                       1,236
                                                                                      --------                    --------

Net interest income after provision for mortgage and bond losses                       300,166                     536,255

Operating expenses
Professional fees                                                                       36,460                      11,250
Real estate held for sale impairment                                                   212,779                           -
Costs associated with real estate held for sale                                         25,676                      29,949
Director fees                                                                            1,000                       1,200
Advisory fees                                                                          101,813                     100,231
Amortization expense                                                                   205,164                      65,293
Other                                                                                   18,109                      11,717
                                                                                      --------                    --------
Total operating expenses                                                               601,001                     219,640
                                                                                      --------                    --------

Net Income                                                                          $ (300,835)                  $ 316,615
                                                                                      ========                    ========

Basic and Diluted Income Per Share                                                  $    (0.12)                  $    0.13
                                                                                      ========                    ========

Dividends Declared Per Share                                                        $     0.10                   $    0.03
                                                                                      ========                    ========

Weighted Average Shares Outstanding - Basic and Diluted                              2,472,081                   2,493,595
                                                                                     =========                   =========



Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                 AMERICAN CHURCH MORTGAGE COMPANY

                Condensed Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------
                                                                                    For the Nine Months Ended
                                                                           September 30, 2008           September 30, 2007
----------------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                  (Unaudited)
Cash Flows from Operating Activities
    Net income                                                                     $ 60,729                    $ 817,116
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate held for sale                                305,779                      161,805
        Provision for losses on mortgage loans receivable                            31,730                       33,101
        Provision for losses on bond portfolio                                      200,000                            -
        Amortization expense                                                        307,656                      150,180
        Change in assets and liabilities
            Accounts receivable                                                     (32,435)                     (41,147)
            Interest receivable                                                      (2,490)                      24,366
            Prepaid expenses                                                         (8,286)                      (3,261)
            Accounts payable                                                         (6,946)                      25,185
            Accrued expenses                                                         (8,689)                           -
            Deferred income                                                         (18,797)                     (81,783)
                                                                                -----------                      -------
            Net cash from operating activities                                      828,251                    1,085,562

Cash Flows from Investing Activities
    Investment in mortgage loans                                                 (1,309,214)                  (4,284,088)
    Collections of mortgage loans                                                 1,944,605                    9,204,813
    Investments in bonds portfolio                                               (1,069,655)                  (2,203,460)
    Proceeds from bond portfolio                                                    450,783                      149,192
                                                                                -----------                    ---------
            Net cash provided by investing activities                                16,519                    2,866,457

Cash Flows from Financing Activities
    Proceeds from sale of property                                                  180,532                      130,343
    Proceeds from (payments on) line of credit, net                                 850,000                   (1,488,815)
    Payments on secured investor certificate maturities                            (878,000)                  (1,595,000)
    Payments for deferred costs                                                     (32,035)                    (103,668)
    Stock redemptions                                                              (112,948)                           -
    Dividends paid                                                                 (621,247)                    (864,969)
                                                                                -----------                   ----------
            Net cash used for financing activities                                 (613,698)                  (3,922,109)
                                                                                -----------                    ---------

Net Increase in Cash and Equivalents                                                231,072                       29,910

Cash and Equivalents - Beginning of Year                                            285,118                      232,258
                                                                                -----------                   ----------

Cash and Equivalents - End of Year                                                $ 516,190                    $ 262,168
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

8.  AMENDMENT TO FINANCIAL STATEMENT

The Company has changed the presentation of interest expense and the provision for losses on mortgage loans receivable and bonds on the Statement of Operations to include these accounts as component of net interest income.

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