Form 10-K
period 2008-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2009-03-31
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------------TO------------


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
 Title of each class:                                     which registered:
---------------------                                -------------------------
       None                                                    None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Shares, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes|_| No|X| Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes|_| No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                      Accelerated filer          |_|
Non-accelerated filer   |_|                      Smaller reporting company  |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $8,925,000, based upon the closing sales price of the registrant's common stock on such date as quoted by the Pink Sheets, L.L.C. Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction. On June 30, 2008, there were 2,472,081 shares of the registrant's common stock outstanding.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at March 31, 2009
---------------------------------------    ------------------------------------
Common Stock, $0.01 par value per share           2,472,081 shares

                       Documents Incorporated by Reference

Portions of the Company's Proxy Statement to be delivered to its shareholders in connection with the Company's 2009 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

                                      INDEX

                                                                                              Page
                                                                                               No.

                       PART I

Item 1.       Description of Business.............................................................5

Item 1A.      Risk Factors.......................................................................13

Item 1B.      Unresolved Staff Comments..........................................................19

Item 2.       Description of Property............................................................19

Item 3.       Legal Proceedings..................................................................20

Item 4.       Submission of Matters to a Vote of Security Holders................................20

                       PART II

Item 5.       Market  for Common  Equity and  Related Stockholder Matters,
              and Small Business Issuer  Purchases of Equity Securities..........................20

Item 6.       Selected Financial Data............................................................22

Item 7.       Management's  Discussion  and  Analysis of Financial Condition
              and Results of Operations .........................................................22

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................28

Item 8.       Financial Statements:..............................................................28

                  Report  of  Independent  Registered Public Accounting Firm....................F-1
                  Balance Sheets
                  December 31, 2008 and 2007....................................................F-2
                  Statements of Operations
                  Years Ended  December  31, 2008 and 2007......................................F-4
                  Statements of Stockholders' Equity
                  Years Ended  December  31, 2008 and 2007......................................F-5
                  Statements of Cash Flows
                  Years Ended  December  31, 2008 and 2007......................................F-6
                  Notes to Financial Statements.................................................F-8

Item 9.       Changes In and Disagreements With
              Accountants on Accounting and Financial Disclosure.................................28

Item 9A(T).   Controls and Procedures............................................................28

Item 9B.      Other Information..................................................................29

                                    PART III

Item 10.      Directors, Executive Officers, and Corporate Governance............................29

Item 11.      Executive Compensation.............................................................29

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.........................................30

Item 13.      Certain Relationships and Related Transactions, and Director Independence..........30




Item 14.      Principal Accountant Fees and Services.............................................30

                                     PART IV

Item 15.      Exhibits...........................................................................31

Signatures    ...................................................................................32

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

     The cautionary statements made pursuant to the Private Securities Litigation Reform Act of 1995 above and elsewhere by us should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by us prior to the effective date of such Act. Matters which are the subject of forward looking statements are beyond our ability to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.    Description of Business

General

     We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust ("REIT") and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996), and February 28, 2009, we have made 172 loans to 143 churches in the aggregate amount of $88,528,677, with the average principal amount of such loans being $514,702. Of the 172 loans we have made, 80 loans totaling $37,343,158 have been repaid early by the borrowing churches. We also own, as of February 28, 2009, $12,127,000 principal amount of Church Bonds (hereinafter defined), which we purchased at a price of par value ($1,000) or less. At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc. ("American"), a FINRA member broker-dealer which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

Public Offerings

     On October 29, 2008 we filed a registration statement with the Securities and Exchange Commission for our sixth public offering of $20,000,000 worth of secured investor certificates under SEC file 333-154831. The Offering will be conducted on a "best-efforts" basis pursuant to applicable rules of the Securities and Exchange Commission. The Offering will be sold through our advisor's affiliate, American Investors Group, Inc., to public investors.

The Company's Business Activities

     Our business is managed by the Advisor. We have no employees. The Advisor's affiliate, American, has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers' financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 239 church bond financings, in which approximately

$460,770,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,928,000.

     In the course of its business, American identified a demand from potential borrowers for smaller loans of $100,000 to $2,000,000. Because of the regulatory, administrative expenses and complexity normally associated with the bond financing business, American determined that the economic feasibility of bond financing diminished for financings under $1,000,000. As a result, we believe that many churches are forced to either forego the project for which their financing request was made, fund their project from cash flow over a period of time and at greater expense, or seek bank financing at terms that are not always favorable or available to them, due to the historic reluctance of banks to lend to churches for other than economic reasons. Our objective is to provide a lending source to this segment of the industry by capitalizing on the human resources and experience available at American and the Advisor, and taking advantage of the marketing, advertising and general goodwill of American.

Financing Business

     Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $2,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. We attempt to apply our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. We seek to enhance returns on investments on such loans by:

o offering terms of up to 30 years, generating the highest yields possible under current market conditions;

o seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan;

o making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and

o purchasing mortgage-secured debt securities having various maturities issued by churches and other non-profit religious organizations.

     Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets (hereinafter defined) on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase.

     "Average Invested Assets" for any period is defined as the average of the aggregated book value of the assets of the corporation invested, directly Interest Rate Origination Fee ((1)) or indirectly, in loans (or interests in loans) secured by real estate, and first mortgage bonds, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each calendar month during such period.

     All other mortgage loans made by us (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of us. Although we attempt to make mortgage loans for various terms typically ranging from three to thirty years, we may determine to emphasize longer-term fixed-rate loans in our discretion, in order to reduce the risk to us of downward interest rate fluctuations.

     Our lending and investing operations, including determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor. The Advisor conducts all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications; (iv) closing the loans; (v) servicing the loans; (vi) enforcing the terms of our loans; (vii) shareholder relations and (viii) administering our day-to-day business. For its services, the Advisor is entitled to receive a management fee equal to 1 1/4% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. The management fee is reduced to 1% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Advisor's management fees are computed and payable monthly.

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

                      Loan Type               Interest Rate                                 Origination Fee (1)
              --------------------------------------------------------------------------------------------------

              30 Year Term (2)                  Fixed @ 8.95%                                    3.5%
              --------------------------------------------------------------------------------------------------

              25 Year Term (2)                  Fixed @ 8.50%                                    3.5%
              --------------------------------------------------------------------------------------------------

              Renewable Term 5 Year (3)         Fixed @: 7.95%                                   2.5%
              ==================================================================================================

     (1) Origination fees are based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to the Advisor. Origination fees are often subject to negotiations with borrowers and thus, may be less than these amounts.

     (2) Fully amortized repayment term. Amortization terms may vary, as may other loan terms, depending on individual loan negotiations and competitive forces.

     (3) Renewable term loans are repaid based on a 30-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 30 years. We charge a fee of 1/2% to the borrower upon each renewal date. If renewed by the borrower, the interest rate is adjusted to Prime plus a specified basis point "spread," i.e., 250 basis points.

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

     All appraisals are prepared by independent third-party professionals who we approve based on their experience, reputation and education. All financial statements are prepared by independent third-party professionals or a qualified accountant that we employ that is independent of the borrower. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and certain members of its staff including staff members of American. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party  accountants  and  appraisers  on  behalf of  borrowers  in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meet our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, an origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

     The Company had a $15 million revolving credit facility with KeyBank that was paid in full on September 15, 2008. The credit facility was replaced by an $8 million line of credit with Beacon Bank. Advances on the line of credit are available up to $4.5 million, subject to borrowing base limitations, until and if Beacon Bank is able to secure participants for the remaining portion of the facility up to $8 million. Interest is charged at the prime rate with a minimum interest rate of 5.00%. When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%. At December 31, 2008, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $4,500,000. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. Additionally, the Company is required to meet certain financial covenants at each year end. As of December 31, 2008, the Company was in compliance with all required covenants.

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

     Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the American, including travel and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business-such as the costs and expenses of reporting to various governmental agencies and the shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, directors and officers liability insurance premiums, unreimbursed costs directly relating to closing of loan transactions, and costs relating to the enforcement of loan agreements and/or foreclosure proceedings.

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

     Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. On April 24, 2008, our Directors reviewed and unanimously approved renewal of the Advisory Agreement for another year. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

     The Advisory Agreement provides for indemnification by us of the Advisor and each of its directors and officers against expense or liability arising out of such person's activities in rendering services to us, provided that the conduct against which the claim is made was determined by such person, in good faith, to be in our best interests and was not the result of negligence or misconduct.

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

     (vi) The borrower must furnish us with financial statements (balance sheet and income and expense statement) for its last three (3) complete fiscal years and current financial statements for the period within ninety (90) days of the loan closing date. A borrower must have the last complete fiscal year financial statements reviewed by a certified public accountant (CPA) engaged by the borrower and who is independent of the borrower. On loans in excess of $500,000 our advisor may require the last complete fiscal year be audited by a CPA engaged by the borrower and who is independent of the borrower. In lieu of the above requirement, we or our advisor may employ a qualified accountant. The qualified accountant we employ would be required to be independent of the borrower. Our employed qualified accountant would not be independent of us. Compiled financial statements of the borrower are acceptable from our employed qualified accountant. Along with the compiled financial statements of the borrower, our employed qualified accountant would perform partial and targeted review examination procedures for borrowers. On loans in excess of $500,000, the advisor may require partial and targeted audit examination procedures for borrowers.

     (vii) Borrowers in existence for less than three (3) fiscal years must provide financial statements since their inception. No loan will be extended to a borrower in operation less than two (2) calendar years absent express approval by our Board of Directors.

     (viii) The Advisor typically requires the borrower to arrange for automatic electronic payment or drafting of monthly payments.

     (ix) The Advisor may require (i) key-man life insurance on the life of the senior pastor of a church; (ii) personal guarantees of church members and/or affiliates; and (iii) other security enhancements for our benefit.

     (x) The borrower must agree to provide to us annual reports (including financial statements) within 120 days of each fiscal year end beginning with the fiscal year end next following the funding of the loan.

     (xi) The Advisor may require the borrower to grant to us a security interest in all personal property located and to be located upon the mortgaged premises (excluding property leased by the borrower).

     (xii) We require borrowers to maintain a general perils and liability coverage insurance policy naming us as the loss-payee in connection with damage or destruction to the property of the borrower which typically includes weather-related damage, fire, vandalism and theft. Our Advisor may require the borrower to provide flood, earthquake and/or other special coverage.

These Financing Policies are in addition to the investments policies and operating restrictions identified below and which are set forth in our Bylaws.

Investment Policies and Operating Restrictions

     Our Bylaws impose certain investment policies and operating restrictions on our investment and financing activities, including prohibitions against:

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

     (x) The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Shareholder's Equity of the corporation and must be reviewed by the Independent Directors at least quarterly. The maximum amount of such borrowings cannot exceed 300% of Shareholder's Equity in the absence of a satisfactory showing that a higher level of borrowing is appropriate. Any excess in borrowing over such 300% level must be approved by a majority of Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess;

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

     We do not invest in the securities of other issuers for the purpose of exercising control, to engage in the purchase and sale of investments other than as described in this Report, to offer securities in exchange for property unless deemed prudent by a majority of the Directors or to make loans to other persons except in the ordinary course of our business as described herein.

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

Under Performing and Non-Performing Loans

     As of December 31, 2008, we have five first mortgage loans totaling approximately $2,188,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on one of these loans and expect to take possession of this church and list the property for sale. In addition, we have foreclosed and have taken possession of six properties with total loan balances outstanding totaling approximately $1,974,000 and have listed the properties for sale through local realtors. Three of the properties were acquired through foreclosure proceedings in 2008. The fair value of the properties was approximately $1,262,000 at December 31, 2008.

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

     Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services. Philip J. Myers, our Chief Executive Officer, Treasurer and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings. The Advisor utilizes three employees of American on a part-time or other basis. The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

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

Item 1A. Risk Factors

Risks Related to Mortgage Lending

     We Are Subject to the Risks Generally Associated with Mortgage Lending. Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight. It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:


o        low demand for mortgage loans                           o        availability of alternative financing and competitive
                                                                          conditions
o        interest rate and real estate valuation fluctuations
                                                                 o        factors affecting specific borrowers
o        changes in the level of consumer confidence
                                                                 o        losses associated with default, foreclosure of a
o        availability of credit-worthy borrowers                          mortgage, and sale of the mortgaged property

o        national and local economic conditions                  o        state and federal laws and regulations

o        demographic and population patterns                     o        bankruptcy or insolvency of a borrower
                                                                 o        borrower's misrepresentation(s) and/or fraud
o        zoning regulations

o        taxes and tax law changes




     Losses Associated with Default, Foreclosure of a Mortgage and Sale of Mortgaged Property Pose Additional Risks. We have experienced losses associated with default, foreclosure of mortgages, and sales of mortgaged properties. The time frame to foreclose on a property varies from state to state, and delays can occur due to backlog in court dockets; we have experienced delays from 12 to 18 months. Such delays have and can cause the value of the mortgaged property to further deteriorate due to lack of maintenance. Theft and vandalism have also occurred on our foreclosed properties. Some borrowers have removed fixtures and furnishings including sound systems, chairs, pulpits, appliances, mechanical and electrical systems prior to vacating the facility which further reduces the value of our collateral. The properties also incur operating expenses pending their sale (property insurance, security, repairs and maintenance) and these expenses could be substantial if we cannot readily dispose of the property. Expenses related to the foregoing could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company and could negatively impact the Company's ability to pay interest on the certificates or dividends to shareholders.

     Real Estate Taxes Resulting from a Foreclosure May Prevent Us from Recovering the Full Value of a Loan. If we foreclose on a mortgage and take legal title to a church's real estate, real estate taxes could be levied and assessed against the property since the property would no longer be owned by a non-profit entity. These expenses would be our financial responsibility, and could be substantial in relation to our prior loan if we cannot readily dispose of the property. Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company.

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

     We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and rates of foreclosures during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties. In addition, during such economic times we may be unable to locate as many credit-worthy borrowers. In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, declining real estate values would likely reduce the level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens, which could result in higher default rates. Higher default rates could adversely affect the Company's results of operations, which could negatively impact the Company's ability to pay interest on the certificates. Further, declining real estate values significantly increase the likelihood that we will incur losses in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

     The Company Faces Certain Risks and Uncertainties Related to Financing and Liquidity, and These Volatilities Could Have an Impact on Its Operations and Its Ability to Maintain its Long-term Capital Needs and/or Secure Additional Financing. The Company faces certain risks and uncertainties, particularly during volatile market conditions, such as the dramatic changes in interest rates that have occurred recently. In addition, liquidity has tightened in all financial markets, including the debt and equity markets. These volatilities could have an impact on operations to the extent that the Company experiences slower maturities or repayment of mortgage loans, illiquid markets for our bond portfolio, or a higher redemption rates on our secured investor certificates than has been the case historically.

     Our Business May Be Adversely Affected if Our Borrowers Become Insolvent or Bankrupt. If any of our borrowers become insolvent or bankrupt, the borrower's mortgage payments will be delayed and may cease entirely. For example, due to the difficult and uncertain national and economic conditions, many companies have been forced to cut employee salaries and many jobs have been either temporarily or permanently eliminated. Because our borrowers are churches and other religious organizations who generally receive financing through charitable contributions, if their members experience a decrease in pay or lose their jobs and are unable to secure new ones, they may make fewer or no contributions to our borrowers, which could result in the borrower's inability to make mortgage payments or make them on time. In those situations, we may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. Such increased expenses paired with possible lower real estate values (having been reduced by the foregoing expenses) could adversely affect the Company's results of operations.

     We Have Fluctuating Earnings. As mortgage lenders, we make provision for losses relating to our loan portfolio and sometimes take impairment charges due to our borrowers defaulting or declaring bankruptcy. As the national and local economies have worsened, increases in the occurrence of such events have resulted in greater fluctuation of our earnings, which can reduce our net income. Our earnings are also impacted by non-performing assets and the carrying cost of maintaining such assets (taxes, insurance and maintenance). Inconsistent earnings could adversely affect the Company's financial condition and results of operations.

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

Risks Related to the Shares

     Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange or market and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"), and it is not expected that a material market for the shares will develop any time soon. "Pink Sheet" price quotations for our stock under the symbol  "ACMC"  were  made at  certain  isolated  times  during  2008  by  other broker-dealers at prices as low as $1.55 per share and as high as $5.25 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

     There Are Potential Adverse Effects Associated With Lending Borrowed Funds. We have deployed the proceeds from the sale of secured investor certificates into loans to churches and other non-profit religious organizations. We have also used our line of credit from time to time, to fund loans, and intend to use our line of credit in this way in the future. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or "spread," between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature.

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

Risks Related to Management

     We Are Dependent Upon Our Advisor. Our Advisor, Church Loan Advisors, Inc., manages us and selects our investments subject to general supervision by our Board of Directors and compliance with our lending policies. We depend upon our Advisor and its personnel for most aspects of our business operations. Our success depends on the success of our Advisor in locating borrowers and negotiating loans upon terms favorable to us. Among others, our Advisor performs the following services for us:

o        mortgage loan marketing and procurement               o        managing relationships with our accountants and
o        bond portfolio selection and investment                        attorneys
o        mortgage loan underwriting                            o        corporate management
o        mortgage loan servicing                               o        bookkeeping
o        money management                                      o        reporting to state, federal, tax and other regulatory
o        developing and maintaining business relationships              authorities
o        maintaining "goodwill"                                o        reports to shareholders and shareholder relations
                                                               o        loan enforcement and collections


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

Item 1B.  Unresolved Staff Comments

     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), we are not required to provide the information required at this time.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

     As of December 31, 2008, we have six properties acquired through foreclosure. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The fair value of our real estate held for re-sale is approximately $1,262,000 as of December 31, 2008. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the five properties we have acquired through foreclosure are listed below.

     Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. Battle Creek has a commercial store-front building and a single church building located in a residential area.

     Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church's property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. This property is located in a residential area.

     Foreclosure of a $420,000 loan was completed on a church located in Dayton, Ohio in August 2006. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company has taken possession of the church and has listed the property for sale through a local realtor. This property is located in a residential area.

     Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008. The Company has taken possession of the property and has listed it for sale through a local realtor. This property is located in a residential area.

     Foreclosure of a $383,000 loan was completed on a church located in Lancaster, Texas. The Company took possession of the property in July 2008 and has listed the property for sale. In order to obtain a certificate of occupancy, a new parking lot must be completed, as the previous owner began to replace the parking lot without city approval. The Company has factored the cost of the new parking lot into its fair value calculation. This property is located in a residential area.

     A deed in lieu of foreclosure of $238,000 was received from a church located in Pine Bluff, Arkansas in 2008. The Company took possession of the church while it attempts to obtain financing from another lender. If alternative financing cannot be obtained, the Company will list the church for sale with a local realtor.

Item 3.   Legal Proceedings.

     There are presently no legal actions against us or our advisor, pending or threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

     As of February 28, 2009, 2,472,081 shares of our common stock and $21,615,000 of secured investor certificates were issued and outstanding. We did not sell any securities in 2008.

Holders of Our Common Shares

     As of February 28, 2009, we had 1,035 record holders of our $.01 par common stock.

Lack of Liquidity and Absence of Public Market Price.

     There is virtually no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces that consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not currently listed or traded on any exchange or market and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ").

     Our Class A Common Stock, $.01 par value per share, traded on the over-the-counter market pink sheets under the symbol "ACMC.PK" from September 4, 2007 through December 31, 2008 The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in the fourth quarter of 2007 and all four quarters of 2008. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

             -------------------------------------- ------------------ ---------------
                                                          High               Low
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             Calendar Year 2008
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             First Quarter                                $4.94            $3.29
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             Second Quarter                               $4.87            $3.65
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             Third Quarter                                $5.25            $2.50
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             Fourth Quarter                               $3.25            $1.20
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------



                                                           High              Low
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             Calendar Year 2007
             -------------------------------------- ------------------ ---------------
             -------------------------------------- ------------------ ---------------
             Fourth Quarter 2007                          $5.64            $4.23
             -------------------------------------- ------------------ ---------------


     As of March 31, 2009 there were  2,472,081  shares of Class A Common  Stock
outstanding   held  by   approximately   1,033  holders  of  record   (excluding
shareholders for whom shares are held in a "nominee" or "street" name).

Repurchase of Our Shares

     Although our shares of common stock are not redeemable by us, we may at our complete discretion, repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price the Advisor, a related party, deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. The Company's board of directors has authorized the repurchase of shares subject to availability of capital and generally limited to prices at which no dilution of equity (book value) is experienced by remaining shareholders. We repurchased 21,514 shares at $5.25 per share from American Investors Group, Inc. during fiscal year 2008.

Dividends

     We paid dividends on our common stock for the fiscal years ended December 31, 2008 and 2007 as follows:


 ==============================================================================================================
      For Quarter Ended:             Dollar Amount Distributed                Annualized Yield Per $10
                                            Per Share:                           Share Represented:
 --------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------
                                    2008                2007                 2008                2007
 --------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------
 March 31st                         $.100              $.1625               4.00%                6.50%
 --------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------
 June 30th                          $.100               $.025               4.00%                1.00%
 --------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------
 September 30th                     $.100               $.025               4.00%                1.00%
 --------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------
 December 31st                      $.050               $.050               2.00%                2.00%
 --------------------------------------------------------------------------------------------------------------
 --------------------------------------------------------------------------------------------------------------
 Totals:                            $.350              $.2625               3.50%               2.625%
 ==============================================================================================================

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

     During any period where our shares of common stock are being offered and sold and the proceeds there from accumulated for the purpose of funding loans to be made by us, the relative yield generated by such capital, and, thus, dividends (if any) to shareholders, could be less than expected until we have fully invested such funds into loans. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our "real estate investment trust taxable income." For the fiscal year ended December 31, 2008, we distributed substantially all of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Item 6.  Selected Financial Data

     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), we are not required to provide the information required at this time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Report beginning at page F-1.

Financial Condition

     Our total assets decreased from approximately $47,656,000 at December 31, 2007 to $46,961,000 at December 31, 2008. The primary reason for the decrease in total assets from December 31, 2007 through December 31, 2008 was a decrease in mortgage loans receivable due to the payoff of loans and a decrease in real estate held for sale, offset by purchases of bonds. Our primary liabilities at December 31, 2008 and 2007 were our secured investor certificates, which were $21,638,000 and $22,831,000 respectively, and our line of credit, which was $4,500,000 and $3,350,000, respectively. Another material liability for both periods includes dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. Shareholders' equity decreased from approximately $21,254,000 at December 31, 2007 to approximately $20,324,000 at December 31, 2008 primarily due to a stock repurchases, decrease in net income as well as declared dividends.

Comparison of the fiscal years ended December 31, 2008 and 2007

     The following table shows the results of our operations for fiscal 2008 and 2007:

Statement of Operations Data                                                2008                  2007
                                                                       ---------------        --------------
                                                                       ---------------        --------------

Interest and other income                                                  $3,690,434            $3,932,815
Interest expense                                                            2,066,432             1,988,594
                                                                       ---------------        --------------
                                                                       ---------------        --------------
Net Interest Income                                                         1,624,002             1,944,221
Total provision for losses on mortgage loans and bonds                        352,670               133,101
                                                                       ---------------        --------------
                                                                       ---------------        --------------
Net Interest Income after provision for mortgage and bonds losses           1,271,332             1,811,120
Operating expenses                                                            781,439               755,443
Real estate impairment losses                                                 460,865               217,362
                                                                       ---------------        --------------
                                                                       ---------------        --------------
Total operating expenses                                                    1,242,304               972,805
                                                                       ---------------        --------------
                                                                       ---------------        --------------
Operating income                                                               29,028               838,315
Other income                                                                   21,403                14,875
                                                                       ---------------        --------------
                                                                       ---------------        --------------
Net Income                                                                    $50,431              $853,190
                                                                       ===============        ==============
                                                                       ===============        ==============
Basic and diluted earnings per share                                            $0.02                 $0.34
                                                                       ===============        ==============

Results of Operations

     Since we began active  business  operations on April 15, 1996, we have paid
50 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 7.023% to shareholders who purchased shares in our public offerings at $10 per share. Each loan funded during the quarter generates origination income which is due and payable to shareholders as taxable income even though origination income was not recognized in its entirety for the period under generally accepted accounting principles ("GAAP"). We anticipate distributing our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide a reliable income source to our shareholders.

     Our Board of Directors declared dividends of $.100 for each share of record on March 31, 2008, $.10 for each share held of record on June 30, 2008, $.10 for each share held of record September 30, 2008 and $.050 for each share held of record on December 31, 2008. Based on the quarters ended March 31, 2008, June
30, 2008, September 30, 2008 and December 31, 2008, the dividends paid represented a 4.00%, 4.00%, 4.00% and 2.00% annualized yield to shareholders, respectively, for an effective overall annual yield of 3.50% in 2008. We aim to provide a reliable dividend to our investors. In 2008, 51% of dividends paid to shareholders was taxable ordinary dividends, while 49% of the dividends paid to shareholders was return of capital and is reported as non-dividend distributions.

     The total amount of dividends paid in 2008 was $868,455 which number includes $124,680 of dividends declared but not paid in 2007 and $123,604 of dividends declared but not paid in 2008. In 2008, the total amount of dividends declared and paid to shareholders was $867,379. Of the $867,379 amount paid, approximately $438,763, or 51%, was a distribution of taxable income, and $428,616, or 49%, was a return of capital because it was a distribution of shareholder equity and not a distribution of taxable income. The Company decided to pay cash from operating and financing activities to shareholders to provide a reliable income source to shareholders.

     Interest and other income was approximately $3,690,000 for fiscal 2008 compared to $3,933,000 for fiscal 2007. The decline relates to reduced interest income on mortgage loans and bonds as well as a reduction in origination income. Interest on mortgage loans receivable declined as the weighted average rate declined from 8.80% to 8.70% as the loan balances outstanding declined by $772,000. Bond balances have increased approximately $615,000 from approximately $11,264,000 at December 31, 2007 to approximately $11,879,000 at December 31, 2008. The weighted average interest rate on the bonds declined from 8.14% at December 31, 2007 to 7.94% at December 31, 2008. Although the bond balances have increased, we have not received interest since May 2007 on approximately $2,035,000 of bonds that we hold as the bond issuer is in default. These bonds had been paying interest at approximately 6.72%. The trustee of the bonds has foreclosed on the property and is working to sell the property.

     The Company distributed virtually all of its cash from operating activities and investing activities for the fiscal year ending December 31, 2008 in the form of dividends to shareholders. Total cash for operating income and investing activities totaled $1,016,000 and $93,000 for the fiscal year ending December 31, 2008 respectively. In addition, the Company increased its real estate impairment reserve and its bond portfolio reserve by $461,000 and $300,000 for the fiscal year ending December 31, 2008 respectively. This increase in loan loss reserves was recognized in its entirety for the period under generally accepted accounting principles ("GAAP"), but does not affect taxable income distributions we are required to make to maintain our status as a REIT. We anticipate distributing all of our taxable income (100%) in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide a reliable income source to our shareholders.

     Origination income is recognized over the life of the loans. As loans are repaid prior to maturity, the remaining deferred origination income is recognized. In 2007, the Company recognized higher amounts of origination income due to the early repayment of loans. Excluded from revenue for fiscal 2008 is $73,000 of origination income, or "points," we received for loans issued in 2008. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

     Interest expense increased from approximately $1,989,000 in fiscal 2007 to approximately $2,066,000 in 2008. Interest expense consists of interest paid on secured investor certificates and the line of credit as well as the amortization of loan costs related to these debt obligations. The increase in the total interest expense resulted from higher balances on the line of credit during 2008 compared to 2007 and the write-off of loan costs of approximately $179,000 in September 2008 when we replaced our line of credit with KeyBank with a new line of credit with Beacon Bank. These increases were partially offset by a reduction in the balances outstanding and interest rates of the secured investor certificates and a lower interest rate on the line of credit.

     Net interest income represents the difference between interest and other income less interest expense. Net interest income declined from approximately $1,944,000 in fiscal 2007 to approximately $1,624,000 in fiscal 2008 due to the reduction in interest income produced by mortgage loans and bonds as well as increases in interest expense resulting from the write-off of loan costs when the line of credit was replaced, and higher balances outstanding on the line of credit.

     Provision for losses on mortgage loans receivable and bonds increased as we recorded additional allowance against the mortgage loans as well as a provision for losses on one bond that was in default. We recorded a provision for losses on loans during 2008 of approximately $53,000 compared to approximately $33,000 in 2007. We continually assess our loan portfolio and reserve for potential losses based on the payment history and status of loans. At December 31, 2008, we reserved approximately $107,000 for eleven mortgage loans, of which five are three or more mortgage payments in arrears. One of these loans is in the foreclosure process. At December 31, 2007, we reserved approximately $72,000 for fourteen mortgage loans, of which four were three or more mortgage payments in arrears. Three of these loans were in the foreclosure process, of which one had declared bankruptcy.

     The additional provision for losses on our bond portfolio relates to bonds that we hold of the St. Agnes Missionary Baptist Church ("St. Agnes") in Houston, Texas. The St. Agnes bonds are secured by three properties that were listed for approximately $19,167,000. St. Agnes stopped making full payments on the bonds in May 2007, but had been making reduced payments, which are being held in escrow. We recorded a provision for losses on the bonds of $100,000 in 2007. The trustee for the St. Agnes bonds foreclosed on the property that served as collateral for the bonds in 2008. St. Agnes has been searching for financing to replace the bonds in 2008, but has not been successful. The trustee has received offers on one of the properties in 2008, but nothing definitive has been signed. While these offers did not result in the sale of one or all of the properties, they did provide a further basis as to the potential sale value of the properties. St. Agnes stopped making reduced payments to the trustee once the properties were foreclosed on. We recorded a provision for additional losses of $300,000 due to the delays in selling the properties and deterioration in the credit and economic environment.

     Our operating expenses for fiscal 2008 were approximately $1,242,000 compared to approximately $973,000 for fiscal 2007. This increase in operating expenses was a result of additional losses on real estate owned by us of approximately $244,000. We recorded additional losses on property that we own based on the estimated selling prices in 2008. We disposed of two properties in 2008. We expect to dispose of two properties in 2009. We expect to foreclose on two additional properties in 2009 and may incur costs to secure and prepare these properties for sale. We exhaust all options available to us to before proceeding to foreclosure. We do not foresee any additional increase in foreclosures other than these two churches.

     Net income for fiscal 2008 was approximately $50,000 on total revenues of approximately $3,690,000 compared to net income of approximately $853,000 on total revenues of approximately $3,933,000 for fiscal 2007. This decrease in net income was due to a reduction in interest income from mortgage loans and bonds resulting from lower interest rates and lower mortgage balances, a reduction in net interest margin resulting from the write off of loan costs when we replaced our KeyBank line of credit with one from Beacon Bank, additional losses on the St. Agnes bonds that were foreclosed upon, and real estate impairment losses.

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

     Our loan portfolio consists primarily of long term fixed rate loans. We currently do not have any short term variable rate loans or renewable loans in our portfolio. Historically, loans in our portfolio are outstanding for an average of just under three years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to re-finance their loan with a local bank, credit union or other financial institution that is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

     Currently, our bond portfolio comprises 25% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total par value of the outstanding bonds was $12,278,000 as of December 31, 2008. We have recorded a provision for losses on one bond as the bond trustee has foreclosed on the property and is working to sell the property. Prior to 2007 we did not experience any loss of income from our bond portfolio. We may sell bonds to match maturities of secured investor certificates to the extent that interest income combined with repayment and normal maturities of our mortgage loans do not cover these amounts.

     We work to match maturities of mortgage loans and bonds to meet the maturities of our secured investor certificates. We have also used funds from prepayment of mortgage loans and bonds that have been called for payments on our maturing secured investor certificates. In addition, if needed, we are able to sell bonds that we own to meet the maturities of secured investor certificates. In 2008 and 2007, we used funds from operating, investing and financing activities to make payments on maturing secured investor certificates and shareholder distributions. While we have generally paid amounts in excess of the taxable dividend requirement, to maintain our REIT status, in the future, we may have to reduce these excess amounts in order to maintain our debt service requirements on our maturing secured investor certificates.

     We had deficits in working capital at December 31, 2008 and 2007. The main reasons for this deficit were the repayment of mortgage loans receivable, the renewal of a portion of secured investor certificates when they mature, and the continuation of our line of credit, even though it is classified as a current liability. Historically, mortgage loans receivable have been refinanced or paid off prior to the stated maturities. There is no assurance that this will continue. If maturities and prepayment of loans, along with other potential cash flows from the sale of real estate owned, are not sufficient to meet current maturities of secured investor certificates, we may have to sell bonds in our bond portfolio to meet these obligations. While we have historically sold bonds at par value, there is no assurance that we will always be able to do so. A portion of the secured investor certificates have renewed at maturity at the current rates and terms. There is no assurance that the rate of renewal will continue or that the terms of the renewal will be as favorable as it has been historically.

     In addition, we are able to borrow funds in an amount up to 300% of shareholder's equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) in order to increase our lending capacity. We currently have an $4,500,000 secured revolving credit facility with Beacon Bank, Shorewood, Minnesota. Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations. As of December 31, 2008 we have an outstanding balance of $4,500,000 against our line of credit. This credit line is secured by a first priority interest in substantially all of the Company's assets other than the collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. Interest on our line of credit is payable to Beacon Bank on a monthly basis. We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently the rate at which we can borrow funds under this line of credit is the prime rate with a minimum interest rate of 5.00%). However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds. When we do carry an outstanding balance on this line of credit we plan to "pay-down" any future borrowings on our line of credit by applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments. Increases or decreases in the lending rates charged by our bank sources as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

     In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer Series "C" secured investors certificates of $20,000,000. Upon being declared effective by the SEC, the certificates will be offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years. The certificates will be collateralized by certain mortgage loans receivable and church bonds of approximately the same value. Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans and bonds and potential sale of bonds; and (iii) borrowing under our existing line of credit.

Loan Loss Reserve Policy

     We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgments and the need to make estimates of future events, which may or may not materialize as planned. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. At December 31, 2008, we reserved $107,308 against eleven mortgage loans. As of December 31, 2008, we had five first mortgage loans that are three or more payments in arrears. One of the loans is in the process of being foreclosed. The loan has an outstanding balance of approximately $640,000. The church missed one mortgage payment in 2007 and twelve mortgage payments in 2008. We plan to take possession of this property in 2009 and list it for sale through a local realtor.

     The second loan has an outstanding balance of approximately $248,000. The church missed one mortgage payment in 2007 and three mortgage payments in 2008. The church is working to bring its account current.

     The third loan has an outstanding balance of approximately $464,000. The church missed three payments in 2008. The church is making payments toward the arrearage.

     The fourth loan has an outstanding balance of approximately $187,000. The church missed four mortgage payments in 2008. The church is getting a new pastor, and we are working with the denomination and the regional bishop to get the church back to a monthly mortgage payment schedule.

     The fifth loan has an outstanding balance of approximately $650,000. The church missed three payments in 2008. The church has listed the property for sale and expects to have the sale completed by March 31, 2009.

     As of December 31, 2007, we had four first mortgage loans that are three or more payments in arrears. Three of the loans were in the process of being foreclosed. The first loan had an outstanding balance of approximately $385,000. The church missed one mortgage payment in 2006 and ten mortgage payments in 2007. As of December 31, 2008, the Company had obtained ownership of the property, which required the Company to reclassify the loan as real estate held for sale.

     The second loan had an outstanding balance of approximately $238,000. The church missed five mortgage payments in 2007. We had obtained a deed in lieu of foreclosure from the church and recorded the deed in the county where the church resides. As of December 31, 2008, the Company had obtained ownership of the property, which required the Company to reclassify the loan as real estate held for sale.

     The third loan had an outstanding balance of approximately $383,000. The church missed six mortgage payments in 2007. We initiated the foreclosure process, but on the day on which we were to take possession through Sheriff Sale, the church filed bankruptcy. As of December 31, 2008, the Company obtained ownership of the property and it is classified as real estate held for sale.

     The fourth loan had an outstanding balance of approximately $150,000. The church missed one payment in 2006 and two payments in 2007. The church submitted a repayment plan which was accepted. As of December 31, 2008, the borrower had continued the accepted payment plan and was not behind on payments.

     We presently expect our loan loss reserves to be adequate to cover all losses. Listed below is our current loan loss reserve policy:


 ==============================================================================================================================
 Incident     Percentage of Loan Reserved          Status of Loan
 ==============================================================================================================================
 ------------------------------------------------------------------------------------------------------------------------------
 1.                                                None Loan is current, no
                                                   interruption in payments
                                                   during history of the loan,
                                                   ("interruption" means receipt
                                                   by us more than 30 days after
                                                   scheduled payment date).
 ------------------------------------------------------------------------------------------------------------------------------
 2.                                                None Loan current, previous
                                                   interruptions experienced,
                                                   but none in the last six
                                                   month period. Applies to
                                                   restructured loans or loans
                                                   given forbearance.
 ------------------------------------------------------------------------------------------------------------------------------
 3.           None                                 Loan current, previous interruptions experienced, but none in the last 90 day period.



 ==============================================================================================================================
 Incident     Percentage of Loan Reserved          Status of Loan
 ==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
 4.           1.00%                                Loan serviced regularly, but 1 to 3 payments cumulative in arrears.
                                                   Delinquency notice sent.
 ------------------------------------------------------------------------------------------------------------------------------
 5.           5.00%                                Loan serviced regularly, but 4 or 5 payments cumulative in arrears.
                                                   Repayment plan requested
 ------------------------------------------------------------------------------------------------------------------------------
 6.           The greater of: (i) accumulated      Loan is declared in default.  Foreclosure proceeding underway or reserve during default period equal  imminent.  Reserve amount dependent on value of collateral.  All expenses to principal loan balance in excess  related to enforcing loan agreements are expensed.
              of 65% of original collateral
              value; or (ii) 1% of the remaining
              principal balance each quarter
              during which the default remains in
              effect.
 ==============================================================================================================================

     The Company's Advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any, to reserve amounts in excess of its current policy. Any additional reserve amounts will be equal to or greater than its current reserve policy. Loan loss reserves are recorded on a quarterly basis.

Bond Loss Policy

     Bond loss reserves are estimated by management and are determined by reviewing payment history, our experience with defaulted bond issues as well as historical trends.

     We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church. St. Agnes has defaulted on its payment obligations to bondholders. Currently, Herring Bank, trustee for the bondholders of St. Agnes, has foreclosed on the Church's property and has filed an unlawful detainer against St. Agnes because the Church has not agreed to pay rent to Herring while a buyer for their properties is sought. St. Agnes received a continuance from the courts to not enforce the unlawful detainer while they continue to either find new financing or a buyer for the properties.

     On August 8, 2008 a local church executed a First Amendment to an Exclusive Real Estate Purchase Contract to purchase one of the three properties of St. Agnes known as the Gamma Center for $3,500,000. The potential buyer breached the contract by failing to make the required escrow payments and then later failing to close on the purchase of the Gamma Center. A lawsuit is intended if the potential buyer does not honor its contract. Herring Bank has learned that the potential buyer has moved in or is currently using the Gamma Center and paying rent to St. Agnes. The attorneys for Herring Bank advised the potential buyer that Herring Bank, not St. Agnes, is the owner of the property. Therefore, any payments to St. Agnes should cease and the contract must be honored.

     We are monitoring these proceedings and have reserved $400,000 against the $2,035,000 St. Agnes bonds it owns. It is difficult to determine the correct reserve amount since no viable offers have been made for the other two facilities St. Agnes owns. We do not know the condition of the three facilities at this time, as we are investors in the bonds issued by St. Agnes, not the loan originator and St. Agnes' is still occupying the facilities. The increase in the loan reserve from $100,000 to $400,000 is appropriate in our view as the collateral backing the bonds will incur deferred maintenance costs given that churches do not continue to repair or maintain their facilities in these scenarios until they either sell their properties or the default is cured.

     The Company, along with all other bondholders, has a superior lien over all other creditors. We have not received interest payments from St. Agnes since May 2007. We are not accruing any missed interest payments from the bonds. We foresee that we will not receive any interest payments from St. Agnes through the first half of 2009.

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

     Of our significant accounting policies described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable involves a high degree of judgment. We estimate the fair value of our mortgage loans receivable and related allowance for loan losses based on the current status of loans, the history of payments and the number of payments in arrears. We do not consider the availability of a market for a loan in estimating fair value at this time. We estimate the fair value of the bond portfolio based on similar bonds in inactive markets and widely accepted valuation techniques. We had one bond series default, which was subsequently foreclosed upon by the bond trustee. We have estimated losses on this bond based on the underlying collateral, the anticipated selling price of the properties, the current credit environment, and the condition of the economy in general. The recorded losses on the defaulted bonds effectively reduced the bonds to fair value, which is the amount management believes will be recovered.

     We estimate the value of real estate we hold for re-sale on a number of factors. We look at the current condition of the property as well as current market conditions in determining a fair value. Since churches are primarily single use facilities, the listing price of the property may be lower than the total amount owed to us. Attorney fees, taxes, utilities along with real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for re-sale includes estimates of expenses related to the sale of the real estate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act"), we are not required to provide the information required at this time.

Item 8.  Financial Statements.

     Financial Statements required by this item can be found at pages F-1 through F-17 of this Form10-K and are deemed incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

     Under the supervision and with the participation of our senior management, consisting of Philip J. Myers, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective as a result of limited resources devoted to financial reporting and limited segregation of duties such that financial information required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in the finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters and greater segregation of duties which would permit checks and balances and reviews that would improve internal control. Management recognizes that these are material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

Management's Annual Report on Internal Control Over Financial Reporting

     The management of American Church Mortgage Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our senior management, we also conducted an evaluation of our internal control over financial reporting as of the Evaluation Date. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weakness described above. We continue to evaluate internal control improvements, particularly related to financial reporting for ongoing changes to our operations and segregation of duties, to provide greater segregation and improve overall internal control. Some of the remediation actions we are undertaking include, but are not limited to, the following: a) having an internal control review done by an Independent Board Member who performs periodic testing of our internal controls and procedures; b) having separate oversight of bank reconciliations and other cash management procedures by individuals who are not involved in the day to day operations of the Company; and c)improve monitoring of changes to financial reporting requirements.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     Our independent registered public accountants have reported to our Board of Directors certain matters of involving internal controls that they considered to be material weaknesses on the Evaluation Date, under standards established by the American Institute of Certified Public Accountants. The material weaknesses relates to the limited resources related to financial reporting and available to provide segregation of duties.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting, except for the material weakness identified above related to limited resources devoted to financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance.

     The information required by Item 10 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 12, 2009, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by Item 11 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 12, 2009, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 12, 2009, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

     The information required by Item 13 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 12, 2009, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference

Item 14. Principal Accountants Fees and Services

     The information required by Item 14 will be included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 12, 2009, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

 Item 15. Exhibits


     Exhibit
     No.                Title


     3.1                Amended and Restated Articles of Incorporation                                                           1

     3.2                Third Amended and Restated Bylaws                                                                        2

     4.1                Specimen Common Stock Certificate                                                                        1

     4.2                Trust Indenture between the Company and The Herring National Bank dated April 26, 2002                   3

     4.3                Supplemental  Trust Indenture  between the Company and The Herring  National Bank dated September 28,    4
                        2004

     4.4                First Supplemental Indenture to 2002 Indenture dated July 2, 2007                                        2

     4.5                First Supplemental Indenture to 2004 Indenture dated July 2, 2007                                        2

     10.1               Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004      5

     10.2               Security Agreement between the Company and The Herring National Bank, as Trustee dated April 26, 2002    3

     10.3               Supplemental  Security  Agreement between the Company and The Herring National Bank, as Trustee dated    4
                        September 28, 2004

     10.4               Form of Loan and Security Agreement by and between the Company and Beacon Bank                           6

     10.5               Form of Revolving Note                                                                                   6

     10.6               Form of Securities Account Control Agreement by and among the Company, Herring Bank and Beacon Bank      6

     31.1               Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002                                      7

     31.2               Certification  Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes    7
                        Oxley Act of 2002


(1)      Incorporated herein by reference to the Company's Registration Statement on Form 8-A, filed April 30, 1999.
(2)      Incorporated herein by reference to the Company's Current Report on Form 8-K, filed July 3, 2007.
(3)      Incorporated herein by reference to the Company's Registration Statement on Form S-11/A, filed April 26, 2002.
(4)      Incorporated herein by reference to the  Company's Registration Statement on Form S-11/A, filed September 29, 2004.
(5)      Incorporated herein by reference to the Company's Current Report on Form 8-K/A, filed August 1, 2007.
(6)      Incorporated herein by reference to the Company's Current Report on Form 8-K, filed September 17,2008.
(7)      Filed herewith.


         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN CHURCH MORTGAGE COMPANY

Dated:   March 31, 2009         By:      /s/ Philip J. Myers
        ----------------        -------------------------------------
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

By:       /s/ Philip J. Myers                           Date:     03/31/2009
         ----------------------------------                  ------------------
         Philip J. Myers
         President, Treasurer and Director

By:       /s/ Dennis J. Doyle                           Date:     03/31/2009
         ----------------------------------                   -----------------
         Dennis J. Doyle, Director

By:      /s/ Michael G. Holmquist                       Date:     03/31/2009
         ----------------------------------                   -----------------
         Michael G. Holmquist, Director

By:      /s/ Kirbyjon H. Caldwell                       Date:     03/31/2009
         ----------------------------------                   -----------------
         Kirbyjon H. Caldwell, Director

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                           December 31, 2008 and 2007

                                [GRAPHIC OMITTED]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota


We have audited the accompanying balance sheets of American Church Mortgage Company as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008. American Church Mortgage Company management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.





                                  /s/ Boulay, Heutmaker, Zibell * Co., P.L.L.P.
                                      Certified Public Accountants

Minneapolis, Minnesota
March 31, 2009

                   AMERICAN CHURCH MORTGAGE COMPANY

                            Balance Sheets

                                                                                               December 31
---------------------------------------------------------------------------------------------------------------------------
                                ASSETS                                                  2008                        2007
---------------------------------------------------------------------------------------------------------------------------

Current Assets
    Cash and equivalents                                                        $      271,373              $      285,118
    Accounts receivable                                                                133,638                     112,546
    Interest receivable                                                                154,466                     151,105
    Current maturities of mortgage loans receivable, net of
          allowance of $107,308 and $72,056 and deferred
          origination fees of $32,531 and $30,412 at
          December 31, 2008 and 2007, respectively                                     463,841                     877,400
 Current maturities of bond portfolio                                                  342,000                      41,000
    Prepaid expenses                                                                     9,724                       7,072
                                                                                --------------                   ---------
            Total current assets                                                     1,375,042                   1,474,241


Mortgage Loans Receivable, net of current maturities                                32,100,196                  32,464,951

Bond Portfolio, net of current maturities                                           11,536,937                  11,222,713

Real Estate Held for Sale                                                            1,261,832                   1,566,561

Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $977,237 and $871,437
    at December 31, 2008 and 2007, respectively                                        654,810                     700,479

Deferred Line of Credit Costs, net of accumulated
    amortization of $5,835 and $36,652 at
 December 31, 2008 and 2007, respectively                                               32,383                     227,278
                                                                                --------------                  ----------
            Total Assets                                                          $ 46,961,200                $ 47,656,223
                                                                                ==============                  ==========

Notes to Financial Statements are an integral part of this Statement.

                  AMERICAN CHURCH MORTGAGE COMPANY
                           Balance Sheets

                                                                                              December 31
---------------------------------------------------------------------------------------------------------------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY                                  2008                         2007
---------------------------------------------------------------------------------------------------------------------------

Current Liabilities
    Current maturities of secured investor certificates                           $ 3,969,000                  $ 2,197,000
    Line of credit                                                                  4,500,000                    3,350,000
    Accounts payable                                                                   23,317                       28,941
    Accrued expenses                                                                        -                       18,022
    Building funds payable                                                            352,595                       50,000
    Dividends payable                                                                 123,604                      124,680
                                                                                   ----------                    ---------
            Total current liabilities                                               8,968,516                    5,768,643

Secured Investor Certificates, Series A                                             3,151,000                    6,008,000
Secured Investor Certificates, Series B                                            14,518,000                   14,626,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,472,081 and 2,493,595
           at December 31, 2008 and 2007, respectively                                 24,721                       24,936
    Additional paid-in capital                                                     22,814,911                   22,927,644
    Accumulated deficit                                                            (2,515,948)                  (1,699,000)
                                                                                  -----------                   ----------
            Total stockholders' equity                                             20,323,684                   21,253,580
                                                                                  -----------                   ----------

            Total liabilities and equity                                         $ 46,961,200                 $ 47,656,223
                                                                                  ===========                   ==========


Notes to Financial Statements are an integral part of this Statement.

                     AMERICAN CHURCH MORTGAGE COMPANY

                         Statements of Operations

---------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31
                                                                                         2008                      2007
---------------------------------------------------------------------------------------------------------------------------

Interest and Other Income                                                            $ 3,690,434               $ 3,932,815

Interest Expense                                                                       2,066,432                 1,988,594
                                                                                     -----------                ----------
Net Interest Income                                                                    1,624,002                 1,944,221

Provision for losses on mortgage loans receivable                                         52,670                    33,101
Provision for losses on bonds                                                            300,000                   100,000
                                                                                     -----------                ----------
Total provision for losses on mortgage loans and bonds                                   352,670                   133,101
                                                                                     -----------                ----------

Net Interest Income after provision for mortgage and bond losses                       1,271,332                 1,811,120

Operating Expenses
Other operating expenses                                                                 781,439                   755,443
Real estate impairment loss                                                              460,865                   217,362
                                                                                     -----------                ----------
Total operating expenses                                                               1,242,304                   972,805
                                                                                     -----------                ----------

Operating income                                                                          29,028                   838,315

Other income                                                                              21,403                    14,875
                                                                                     -----------                ----------

Net Income                                                                         $      50,431               $   853,190
                                                                                     ===========                ==========

Basic and Diluted Income Per Share                                                        $ 0.02                    $ 0.34
                                                                                     ===========                ==========

Weighted Average Common Shares Outstanding - Basic and Diluted                         2,480,392                 2,493,595
                                                                                     ===========                ==========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                       Statements of Stockholders' Equity

--------------------------------------------------------------------------------------------------------------------------
                                                                                           Additional
                                                                  Common Stock               Paid-In         Accumulated
                                                             Shares          Amount          Capital           Deficit
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                                   2,493,595      $ 24,936      $ 22,927,644       $ (1,897,618)

    Net income                                                                                                    853,190

    Dividends declared                                                                                           (654,572)
                                                      --------------------------------------------------------------------

Balance, December 31, 2007                                   2,493,595      $ 24,936      $ 22,927,644       $ (1,699,000)

    Repurchase of 21,514 shares of common stock                (21,514)         (215)         (112,733)

    Net income                                                                                                     50,431

                                                     ---------------------------------------------------------------------
    Dividends declared                                                                                           (867,379)

Balance, December 31, 2008                                 $ 2,472,081      $ 24,721      $ 22,814,911       $ (2,515,948)
                                                     =====================================================================


       Notes to Financial Statements are an integral part of this Statement.

                 AMERICAN CHURCH MORTGAGE COMPANY
                     Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31
                                                                                      2008                          2007
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                  $     50,431                  $    853,190
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment loss on real estate held for sale                                 460,865                       217,362
        Provision for losses on mortgage loans receivable                             52,670                        33,101
        Provision for losses on bond portfolio                                       300,000                       100,000
        Amortization of loan origination discounts                                  (102,152)                     (123,473)
        Amortization of deferred costs                                               159,972                       202,067
        Recognition of loan costs with line of credit refinancing                    178,941                             -
        Other                                                                              -                        60,000
        Change in assets and liabilities
            Accounts receivable                                                      (55,067)                       24,163
            Interest receivable                                                       (3,361)                       13,818
            Prepaid expenses                                                          (2,652)                        1,300
            Accounts payable                                                          (5,624)                        2,630
            Accrued expenses                                                         (18,022)                       18,022
                                                                                   ----------                   ----------
            Net cash from operating activities                                     1,016,001                     1,402,180

Cash Flows from Investing Activities
    Investment in mortgage loans                                                  (1,954,644)                   (6,807,144)
    Proceeds from origination fees                                                    73,022                        76,135
    Collections of mortgage loans                                                  2,709,320                     9,891,776
    Investments in bonds                                                          (1,372,355)                   (2,533,620)
    Proceeds from bonds                                                              457,131                       720,604
    Proceeds from sale of property                                                   180,532                       130,343
                                                                                 ------------                   -----------
            Net cash provided from investing activities                               93,006                     1,478,094

Cash Flows from Financing Activities
    Proceeds from line of credit, net                                              1,150,000                        61,185
    Payments on secured investor certificate maturities                           (1,193,000)                   (1,851,000)
    Payments for deferred costs                                                      (98,349)                     (110,289)
    Stock redemptions                                                               (112,948)                            -
    Dividends paid                                                                  (868,455)                     (927,310)
                                                                                 -----------                   ------------
            Net cash used for financing activities                                (1,122,752)                   (2,827,414)
                                                                                 ------------                  ------------
Net (Decrease) Increase in Cash and Equivalents                                      (13,745)                       52,860

Cash and Equivalents - Beginning of Year                                             285,118                       232,258
                                                                                 -----------                   -----------

Cash and Equivalents - End of Year                                                 $ 271,373                     $ 285,118
                                                                                 ===========                   ===========

Notes to Financial Statements are an integral part of this Statement.

                 AMERICAN CHURCH MORTGAGE COMPANY

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31
                                                                                     2008                          2007
---------------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information

     Dividends payable                                                          $    123,604                  $   124,680
                                                                                ============                  ===========

     Mortgages and accounts receivable
        to real estate held for sale                                            $    989,083                  $   789,076
                                                                                ============                  ===========

  Mortgage loans closed but not paid                                            $    352,595                  $    50,000
                                                                                ============                  ===========

  Line of credit borrowings use for deferred offering costs                     $        -                    $   166,815
                                                                                ============                  ===========

  Line of credit borrowings used for payment of secured
investor certificates                                                           $        -                    $ 1,956,000
                                                                                ============                  ===========

     Real estate held for sale to mortgage loans                                $    645,000                  $        -
                                                                                ============                  ===========

     Line of credit refinanced                                                  $  4,200,000                  $        -
                                                                                ============                  ===========

    Cash paid during the year for
        Interest                                                                $  2,084,454                  $  1,760,693
                                                                                ============                  ============


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans receivable, the valuation of the bond portfolio and real estate held for sale. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

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

Bond Portfolio

The Company accounts for the bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies the bond portfolio as "available-for sale" and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity in the short term. The Company has classified $342,000 in bonds as current assets based on management's estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2009.

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are in the foreclosure process. At December 31, 2008, the Company reserved $107,308 for eleven mortgage loans, of which five are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2007, the Company reserved $72,056 for fourteen mortgage loans, of which four were three or more mortgage payments in arrears. Three of the loans were in the foreclosure process, of which one had declared bankruptcy.

A summary of transactions in the allowance for credit losses for the years ended December 31 is as follows:

                                            2008                     2007
                                    -----------------------------------------
Balance at beginning of year          $     72,056            $     97,262
Provision for additional losses             52,670                  33,101
Charge-offs                                (17,418)                (58,307)
                                    -----------------------------------------
Balance at end of year               $     107,308            $    72,056
                                    =========================================

Charge-offs include amounts related to transfers to real estate held for sale. The total impaired loans, which are loans that are in the foreclosure process or are no longer performing, were approximately $640,000 and $1,156,000 at December 31, 2008 and 2007, respectively, which the Company believes is adequately secured by the underlying collateral.

Loans totaling approximately $901,000 and $150,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2008 and 2007, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed impaired and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.

Foreclosure was completed in 2004 on a church located in Battle Creek, Michigan. The church congregation disbanded and the church property is currently unoccupied. The Company owns and took possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas in 2005. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and took possession of the church and has listed the property for sale through a local realtor.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

Foreclosure was completed in 2006 on a church located in Dayton, Ohio. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and took possession of the church and listed the property for sale through a local realtor.

Foreclosure was completed in 2008 on a church located in Anderson, Indiana. The Company owns and took possession of the property in May 2008 and listed it for sale.

Foreclosure was completed in 2008 on a church located in Lancaster, Texas. The Company owns and took possession of the property in July 2008 and listed the property for sale. In order to obtain a certificate of occupancy, a new parking lot must be completed, as the previous owner began to replace the parking lot without city approval. The Company has factored the costs of parking lot replacement into its fair value calculation of the property.

A deed in lieu of foreclosure was received in 2008 from a church located in Pine Bluff, Arkansas. The Company owns and took possession of the church while it attempts to obtain financing from another lender. If alternative financing cannot be obtained, the Company will list the church for sale with a local realtor.

A deed in lieu of foreclosure was received from a church located in Cleveland, Ohio. The Company took possession of the church and listed the property for sale through a local realtor. The sale of the property was completed on January 18, 2008. The property sold for approximately $215,000 and the Company received approximately $181,000 from the sale of the property after closing costs and realtor fees.

Foreclosure was also completed on a church located in Dallas, Texas. The Company took possession of the property. The Company received an earnest money deposit from a buyer, the certificate of occupancy was obtained, and the sale of the property was completed on September 30, 2008, for approximately $650,000.

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

Recoverability is assessed based on the carrying amount of the asset and compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is deemed not recoverable and exceeds fair value as determined through various valuation techniques

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

including, but not limited to, discounted cash flow models, quoted market values, and third party independent appraisals.

Revenue Recognition

Interest income on mortgage loans receivable and the bond portfolio is recognized as earned. Other income included with interest represents cash received for loan origination fees, which are recognized over the life of the loan using the straight-line method, which approximates the effective interest method, as an adjustment to the yield on the loan.

Deferred Financing Costs

The Company defers the costs related to obtaining financing. These costs are amortized over the life of the financing using the straight line method, which approximates the effective interest method.

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

In June 2006, the FASB issued Interpretation No. 48, `Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)". FIN 48 clarifies the requirements of SFAS 109, "Accounting for Income Taxes", relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company's tax status as a REIT, the adoption of FIN 48 on January 1, 2008, had no material effect on the Company's financial condition or results of operations.

Repurchase of Common Stock

Although our common shares are not redeemable by us, we may, at our complete discretion, repurchase shares offered to us from time to time by our shareholders. In such event, we may pay whatever price Church Loan Advisors, Inc.("Advisor") to the Company, deems appropriate and reasonable, and any such shares repurchased will be re-designated as "unissued," will no longer be entitled to distribution of dividends and will cease to have voting rights. Shares that may be purchased are not part of a publicly announced plan to repurchase shares nor does the Company plan or anticipate any stock repurchase plans.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

Reclassifications

The Company made certain reclassifications to the balance sheet and statement of operations for the year ended December 31, 2007, to conform to classifications for the year ended December 31, 2008. Deferred income related to origination fees of approximately $627,000 is reclassified to mortgage loans receivable in the balance sheet at December 31, 2007. Amortization of loan costs and other costs of approximately $210,000 are reclassified to interest expense in the statement of operations for the year ended December 31, 2007. Other income of approximately $15,000 was reclassified from interest and other income to other income in the statement of operations for the year ended December 31, 2007. Total stockholders' equity, net income, and cash flows are unchanged due to these reclassifications.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the twelve months ended December 31, 2008 that would require adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis at December 31, 2008.

                                                              Fair Value
                                                             Measurement
                                     Fair Value                Level 3

           Bond portfolio           $11,878,937             $11,878,937
                                    ===========              ==========

We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets as well as using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the bonds. The analysis reflects the contractual terms of the bonds, which are callable by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in level 3 assets measured at fair value on a recurring basis is summarized as follows:

                                                       Bond Portfolio

           Balance at beginning of the year         $     11,263,713
           Purchases                                       1,372,355
           Proceeds                                         (457,131)
           Provision for losses                             (300,000)
                                                          ----------
           Balance at end of the year               $     11,878,937
                                                          ==========

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2008, the Company had first mortgage loans receivable totaling $33,268,791. The loans bear interest ranging from 5.00% to 12.00% with a weighted average of approximately 8.70% at December 31, 2008. The Company had first mortgage loans receivable totaling $34,040,983 that bore interest ranging from 7.50% to 12.00% with a weighted average of approximately 8.80% at December 31, 2007.

The Company has a portfolio of secured church bonds at December 31, 2008 and 2007, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 12.00%. The weighted average interest rate on the bonds was approximately 7.94% and 8.14% at December 31, 2008 and 2007, respectively. Eight bond issues comprised 81% and 85% of the Company's bond portfolio at December 31, 2008 and 2007, respectively. The Company has a provision for losses of $400,000 and $100,000 at December 31, 2008 and 2007, respectively, for one

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

bond series that is in default. This bond series is approximately 17% of the bond portfolio at December 31, 2008 and 2007, respectively. The Company had maturities and redemptions of bonds of approximately $457,000 and $721,000 in 2008 and 2007, respectively. The Company purchased approximately $1,372,000 and $2,534,000 of bonds in 2008 and 2007, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2008, is as follows:

                                           Mortgage Loans        Bond Portfolio

   2009                                     $   603,680          $       65,000
   2010                                       1,094,057                 175,000
   2011                                         736,532                 525,000
   2012                                         813,334                 351,000
   2013                                       1,492,256                 659,000
   Thereafter                                28,528,932              10,503,937
                                             ----------              ----------
                                             33,268,791              12,278,937
   Less loan loss and bond loss provisions     (107,308)               (400,000)
   Less deferred origination income            (597,446)                    -
                                           ------------              ----------
                       Totals               $32,564,037             $11,878,937
                                             ==========             ===========

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. St. Agnes defaulted on its payment obligations to bondholders. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the church bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the bonds is recorded by the Company. The Company has a provision for losses of $400,000 and $100,000 for the bonds at December 31, 2008 and 2007, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. Interest expense related to these certificates for the years ended December 31, 2008 and 2007, respectively, is approximately $1,518,000 and $1,657,000. The weighted average interest rate on the certificates was 6.86% and 7.34% for 2008 and 2007, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company's discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals total approximately $1,004,000 and $1,318,000 in 2008 and 2007, respectively. The secured investor certificates have certain financial and non-financial covenants.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

The estimated maturity schedule for the secured investor certificates at December 31, 2008 is as follows:

                                         Secured Investor
                                            Certificates
                                        --------------------

           2009                          $    3,969,000
           2010                               1,151,000
           2011                                 850,000
           2012                               1,167,000
           2013                               1,135,000
           Thereafter                        13,366,000
                                            -----------

                      Totals                $21,638,000
                                             ==========

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

5.  LINE OF CREDIT

The Company obtained an $8,000,000 line of credit with Beacon Bank replacing the $15,000,000 revolving credit facility with KeyBank National Association (KeyBank) until September 2010. Advances on the new line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest on the new line of credit is charged monthly at the prime rate with minimum interest of 5.00%. If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. The line of credit has various financial and non-financial covenants. At December 31, 2008, the interest rate on the facility is 5.00% and we have an outstanding balance of $4,500,000. Additional expense was incurred of approximately $179,000 when unamortized fees related to our terminated Key Bank line of credit were recognized during 2008.

At December 31, 2007, the Company had a $15,000,000 line of credit with KeyBank. This line of credit had carried interest at the LIBOR plus 1.875% with reductions in the premium above LIBOR based on a financial ratio. At December 31, 2007, the outstanding balance on the line of credit was $3,350,000 with interest charged at LIBOR plus 1.50%, which totaled 6.56%.

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

6.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with the Advisor. The Advisor is responsible for the day-to-day operations of the Company and provides office space, administrative services and personnel. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management and origination fees of approximately $452,000 and $487,000 during 2008 and 2007, respectively. The Company repurchased approximately 22,000 common stock shares from American Investors Group, Inc. for approximately $5.25 per share in the twelve months ended December 31, 2008. American Investors Group, Inc. is related to the Company through common ownership and common management.

7. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2008, the Company had pretax income of $50,431 and distributions to shareholders in the form of dividends during the tax year of $867,379. The expected tax expense to the Company, pre-dividends would have been $17,147. In 2007, the Company had pretax income of $853,190 and distributions to shareholders in the form of dividends during the tax year of $654,572. The expected tax expense to the Company, pre-dividends, would have been $290,085 in 2007. The Company paid out 100% of taxable income in dividends in 2008 and 2007.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

                                                                 2008             2007
                                                                 ----             ----

   Expected tax expense                                    $    17,147          $290,085
   Realized tax loss                                          (134,666)         (284,427)
   Benefit of REIT distributions                              (149,179)         (129,118)
   Valuation allowance                                         266,698            63,460
                                                              --------          --------

       Total provision included in operating expenses      $       -           ($ 60,000)
                                                              ========          ========

The components of deferred income taxes are as follows:
                                                                2008              2007
                                                                ----              ----
         Loan origination fees                               $203,132          $213,036
         Loan loss allowance                                  176,527            58,499
         Real-estate impairment                               238,206           215,997
         Valuation allowance                                 (617,865)         (487,532)
                                                             --------           ------

                Total deferred income tax                  $     -              $   -
                                                             ========           ======

                        AMERICAN CHURCH MORTGAGE COMPANY

                          Notes to Financial Statements

                           December 31, 2008 and 2007

The total deferred tax assets are as follows:

                                                              2008               2007
                                                              ----               ----

         Deferred tax assets                               $617,865            $487,532
         Deferred tax asset valuation allowance            (617,865)           (487,532)
                                                            -------             -------

                     Net deferred tax asset                $     -             $     -
                                                            =======             ======

The change in the valuation allowance was approximately $203,000 and $63,000 for 2008 and 2007, respectively.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                                        December 31, 2008                    December 31, 2007
                                                    -----------------------------     --------------------------------
                                                     Carrying             Fair            Carrying             Fair
                                                      Amount             Value             Amount              Value
                                                    ----------         ----------        ----------       ------------

      Cash and equivalents                       $     271,373      $     271,373        $  285,118         $  285,118
      Accounts receivable                              141,821            141,821           112,546            112,546
      Interest receivable                              154,466            154,466           151,105            151,105
      Mortgage loans receivable                     32,564,037         33,469,004        33,342,351         33,342,351
      Bond portfolio                                11,878,937         11,878,937        11,263,713         11,263,713
      Secured investor certificates                 21,638,000         23,341,297        22,831,000         22,831,000

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The changes in the credit markets in which we transact has experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the twelve months ended December 31, 2008. The carrying value of the bond portfolio is currently at fair value. The bonds were valued by comparing our portfolio to similar instruments with like terms since our bonds are callable at any time by the issuer at par and the bond portfolio yield is currently lower than the interest rates on similar instruments. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.