Form 10-Q
period 2009-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2009-05-15
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes __ No __

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __                    Accelerated filer           __
Non-accelerated filer   __                    Smaller reporting company    X
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 15, 2009
---------------------------------------------  -------------------------------
 Common Stock, $0.01 par value per share               2,472,081 shares

                        AMERICAN CHURCH MORTGAGE COMPANY


                                      INDEX                                                       Page
                                                                                                   No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Balance Sheets ..............................................................2 - 3

         Condensed Statements of Operations ........................................................4

         Condensed Statements of Cash Flows.....................................................5 - 6

         Notes to Condensed Financial Statements ..............................................7 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................................14 - 17

Items 4T. Controls and Procedures..................................................................18


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................19

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

Item 4.  Submission of Matters to a Vote of Security Holders.......................................19

Item 5.  Other Information.........................................................................19

Item 6.  Exhibits..................................................................................19

         Signatures................................................................................20

                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                                 March 31, 2009

                    AMERICAN CHURCH MORTGAGE COMPANY

                        Condensed Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------------
                                 ASSETS                                          March 31, 2009             December 31, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Current Assets
    Cash and equivalents                                                            $ 444,453                      $ 271,373
    Accounts receivable                                                               134,823                        133,638
    Interest receivable                                                               178,201                        154,466
    Current maturities of mortgage loans receivable, net of
          allowance of $140,802 and $107,308 and deferred
          origination fees of $32,253 and $32,531 at
          March 31, 2009 and December 31, 2008, respectively                          438,399                        463,841
 Current maturities of bond portfolio                                                  64,000                        342,000
    Prepaid expenses                                                                   17,848                          9,724
                                                                                --------------                   -----------
            Total current assets                                                    1,277,724                      1,375,042


Mortgage Loans Receivable, net of current maturities                               31,670,458                     32,100,196

Bond Portfolio, net of current maturities                                          11,488,796                     11,536,937

Real Estate Held for Sale                                                           1,260,332                      1,261,832

Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $482,239 and $977,237
    at March 31, 2009 and December 31, 2008, respectively                             771,268                        654,810

Deferred Line of Credit Costs, net of accumulated
    amortization of $11,013 and $5,835 at  March 31, 2009
  and December 31, 2008, respectively                                                  27,204                          32,383
                                                                                -------------                   -------------
            Total Assets                                                        $  46,495,782                   $  46,961,200
                                                                                =============                   =============

Notes to Condensed Financial Statements are an integral part of this Statement.


                 AMERICAN CHURCH MORTGAGE COMPANY

                     Condensed Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY                       March 31, 2009                   December 31, 2008
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Current Liabilities
    Current maturities of secured investor certificates                     $ 3,874,000                          $ 3,969,000
    Line of credit                                                            4,500,000                            4,500,000
    Accounts payable                                                            149,742                               23,317
    Building funds payable                                                            -                              352,595
    Dividends payable                                                           222,487                              123,604
                                                                            -----------                          -----------
            Total current liabilities                                         8,746,229                            8,968,516

Secured Investor Certificates, Series A                                       2,980,000                            3,151,000
Secured Investor Certificates, Series B                                      14,510,000                           14,518,000

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,472,081 at March 31,
           2009 and December 31, 2008                                            24,721                               24,721
    Additional paid-in capital                                               22,814,911                           22,814,911
    Accumulated deficit                                                      (2,580,079)                          (2,515,948)
                                                                             -----------                          -----------
            Total stockholders' equity                                       20,259,553                           20,323,684
                                                                             -----------                          -----------

            Total liabilities and equity                                   $ 46,495,782                         $ 46,961,200
                                                                             ==========                           ==========



Notes to Condensed Financial Statements are an integral part of this Statement.


                     AMERICAN CHURCH MORTGAGE COMPANY

                    Condensed Statements of Operations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                  March 31, 2009            March 31, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)                (Unaudited)

Interest and Other Income                                                         $      906,572              $    922,492

Interest Expense                                                                         449,766                   486,652
                                                                                  --------------               -----------
Net Interest Income                                                                      456,806                   435,840

Provision for losses on mortgage loans receivable                                         33,494                    12,945
                                                                                  --------------               -----------

Net Interest Income after provision for mortgage losses                                  423,312                   422,895

Operating Expenses
Other operating expenses                                                                 265,815                   212,589
Real estate impairment                                                                         -                    93,000
                                                                                  --------------               -----------
Total operating expenses                                                                 265,815                   305,589
                                                                                  --------------               -----------

Operating income                                                                         157,497                   117,306

Other income                                                                                 859                     1,580
                                                                                  --------------               -----------
Net Income                                                                        $      158,356               $   118,886
                                                                                  ==============               ===========

Basic and Diluted Income Per Share                                                        $ 0.06                    $ 0.05
                                                                                  ==============               ===========

Weighted Average Common Shares Outstanding -
    Basic and Diluted                                                                  2,472,081                 2,493,595
                                                                                  ==============               ===========


Notes to Financial Statements are an integral part of this Statement.

                    AMERICAN CHURCH MORTGAGE COMPANY

                   Condensed Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Three Months Ended
                                                                                March 31, 2009          March 31, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)              (Unaudited)
Cash Flows from Operating Activities
    Net income                                                                       $ 158,356               $ 118,886
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment on real estate held for sale                                              -                  93,000
        Provision for losses on mortgage loans receivable                               33,494                  12,945
        Amortization of loan origination discounts                                     (14,576)                (13,166)
        Amortization of deferred costs                                                  30,365                  49,742
        Change in assets and liabilities
            Accounts receivable                                                         30,436                 (12,322)
            Interest receivable                                                        (23,735)                 (2,373)
            Prepaid expenses                                                            (8,124)                (17,567)
            Accounts payable                                                            50,981                  11,016
            Accrued expenses                                                                 -                 (18,022)
            Net cash from operating activities                                         257,197                 222,139
                                                                                   -----------              ----------

Cash Flows from Investing Activities
    Investment in mortgage loans                                                      (352,595)                (50,000)
    Collections of mortgage loans                                                      406,141                 485,662
    Investment in bonds                                                                      -                (621,825)
    Proceeds from bonds                                                                326,141                   9,783
    Proceeds from sale of property                                                           -                 180,532
                                                                                   -----------              ----------
            Net cash provided by investing activities                                  379,687                   4,152

Cash Flows from Financing Activities
    Proceeds from line of credit, net                                                        -                 150,000
    Payments on secured investor certificate maturities                               (274,000)               (154,000)
    Payments for deferred costs                                                        (66,200)                 (4,492)
    Dividends paid                                                                    (123,604)               (124,680)
                                                                                  ------------              -----------
            Net cash used for financing activities                                    (463,804)               (133,172)
                                                                                  ------------              -----------


Net Increase in Cash and Equivalents                                                   173,080                  93,119

Cash and Equivalents - Beginning of Period                                             271,373                 285,118
                                                                                  ------------              ----------


Cash and Equivalents - End of Period                                                 $ 444,453               $ 378,237
                                                                                  ============               =========


Notes to Financial Statements are an integral part of this Statement.

                    AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     For the Three Months Ended
                                                                                 March 31, 2009          March 31, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)              (Unaudited)
Supplemental Cash Flow Information

     Dividends payable                                                               $ 222,487               $ 249,360
                                                                                  ============             ===========

     Deferred costs in accounts payable                                               $ 75,444                     $ -
                                                                                  ============             ===========

     Interest paid                                                                   $ 419,402               $ 448,536
                                                                                  ============             ===========


Notes to Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2009


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

The unaudited condensed financial statements of the Company should be read in conjunction with its December 31, 2008 audited financial statements included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2008. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans receivable and the valuation of the bond portfolio and real estate held for sale. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

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

                                 March 31, 2009

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

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore; the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are in the foreclosure process. At March 31, 2009, the Company reserved
$140,802 for eleven mortgage loans, of which six are three or more mortgage payments in arrears. Three of the loans are in the foreclosure process. At December 31, 2008, the Company reserved $107,308 for eleven mortgage loans, of which five were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

A summary of transactions in the allowance for credit losses for the quarter ended March 31, 2009 is as follows:

         Balance at December 31, 2008             $  107,308
         Provision for additional losses              33,494
         Charge-offs                                       -
                                                     -------
        Balance at March 31, 2009                 $  140,802

The total impaired loans, which are loans that are in the foreclosure process or are no longer performing, were approximately $1,559,000 and $640,000 at March 31, 2009 and December 31, 2008, respectively, which the Company believes is adequately secured by the underlying collateral.

Loans totaling approximately $1,111,000 and $901,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2009 and December 31, 2008, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed impaired and the Company is actively pursuing collection of past due payments.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2009

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

Reclassifications

The Company made certain reclassifications to the statement of operations for the three months ended March 31, 2008, to conform to classifications for the three months ended March 31, 2009. Amortization of loan costs and other costs of approximately $56,000 are reclassified from operating expenses to interest expense in the statement of operations for the three months ended March 31, 2008. Other income of approximately $1,600 was reclassified from interest and other income to other income in the statement of operations for the three months ended March 31, 2008. Total stockholders' equity, net income, and cash flows are unchanged due to these reclassifications.

2.  FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value in our balance sheets. The fair value of these instruments are based on valuations that include inputs that can be classified within one of the three levels of a hierarchy established by Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

No events occurred during the three months ended March 31, 2009 that would require adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2009

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis:

                                                            Fair Value
                                                            Measurement
           March 31, 2009            Fair Value                Level 3
                                     -----------               -------

           Bond portfolio           $11,552,796             $11,552,796
                                    ===========              ==========

                                                            Fair Value
                                                            Measurement
           December 31, 2008         Fair Value                Level 3
                                    -----------                -------

           Bond portfolio           $11,878,937             $11,878,937
                                    ===========              ==========

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

                                                    Bond Portfolio

           Balance at December 31, 2008               $11,878,937
           Purchases                                           -
           Proceeds                                      (326,141)
           Provision for losses                                -
                                                      -----------
           Balance at March 31, 2009                  $11,552,796
                                                       ==========

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2009, the Company had first mortgage loans receivable totaling $32,832,528. The loans bear interest ranging from 5.00% to 12.00% with a weighted average of approximately 8.34% at March 31, 2009. The Company had first mortgage loans receivable totaling $33,268,791 that bore interest ranging from 5.00% to 12.00% with a weighted average of approximately 8.70% at December 31, 2008.

The Company has a portfolio of secured church bonds at March 31, 2009 and December 31, 2008, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 4.50% to 10.45%. The aggregate par value of secured church bonds equaled $11,971,000 at March 31,

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2009

2009 and $12,298,000 at December 31, 2008. These bonds are due at various maturity dates through February 2039. The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2009, is as follows:


                                                                         Mortgage Loans             Bond Portfolio
                                                                         --------------             --------------
        April 1, 2009 through March 31, 2010                            $     611,454            $       64,000
        April 1, 2010 through December 31, 2010                               910,755                   167,000
        2011                                                                  705,276                   525,000
        2012                                                                  779,360                   351,000
        2013                                                                1,455,026                   659,000
        Thereafter                                                         28,370,657                10,186,796
                                                                           ----------                ----------
                                                                           32,832,528                11,952.796
        Less loan loss and bond loss provisions                              (140,802)                 (400,000)
                                                                                                    -----------
        Less deferred origination income                                     (582,868)
                                                                           ----------
                    Totals                                               $ 32,108,858               $11,552,796
                                                                           ==========               ===========

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has a provision for losses of $400,000 for the First Mortgage Bonds at March 31, 2009 and December 31, 2008, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. St. Agnes signed a lease on the facility with the bond trustee in March 2009. Payments on that lease will be remitted to bondholders as partial interest payments beginning in the second quarter of 2009.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.84% and 6.86% at March 31, 2009 and December 31, 2008, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company's discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals total approximately $407,000 and $77,000 for the three months ended March 31, 2009 and 2008, respectively. The secured investor certificates have certain financial and non-financial covenants.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2009

The estimated maturity schedule for the secured investor certificates at March 31, 2009 is as follows:


              April 1, 2009 through March 31, 2010               $  3,874,000
              April 1, 2010  through December 31, 2010                588,000
              2011                                                    850,000
              2012                                                  1,213,000
              2013                                                  1,135,000
              Thereafter                                           13,704,000
                                                                  -----------
                   Totals                                         $21,364,000
                                                                   ==========

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer Series "C" secured investors certificates of $20,000,000. The offering was declared effective by the SEC on March 30, 2009, and the certificates will be offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years. The certificates will be collateralized by certain mortgage loans receivable and church bonds of approximately the same value.

5.  LINE OF CREDIT

The Company has a $4,500,000 line of credit with Beacon Bank until September 2010. Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest on the new line of credit is charged monthly at the prime rate with minimum interest of 5.00%. If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates. The line of credit has various financial and non-financial covenants. At March 31, 2009 and December 31, 2008, the interest rate on the line of credit was 5.00% with an outstanding balance of $4,500,000.

6.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with the Advisor. The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management fees of approximately $98,000 and $97,000 during the periods ended March 31, 2009 and 2008, respectively.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                 March 31, 2009


7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                                            March 31, 2009                   December 31, 2008
                                                    ----------------------------        ------------------------------
                                                     Carrying            Fair             Carrying             Fair
                                                      Amount             Value             Amount              Value
                                                    ---------         ----------        -----------          ----------


      Cash and equivalents                       $     444,453      $     444,453        $  271,373         $  271,373
      Accounts receivable                              134,823            134,823           141,821            141,821
      Interest receivable                              178,201            178,201           154,466            154,466
      Mortgage loans receivable                     32,108,858         32,557,884        32,564,037         33,469,004
      Bond portfolio                                11,552,796         11,552,796        11,878,937         11,878,937
      Secured investor certificates                 21,364,000         21,981,015        21,638,000         23,341,297

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The changes in the credit markets in which we transact has experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the three months ended March 31, 2009. We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.

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

Plan of Operation

     We were founded in May 1994 and commenced active business operations on April 15, 1996 after completion of our initial public offering.

     We have completed four public offerings of common stock, the last of which also included debt securities. We also completed a public offering of debt securities on October 7, 2006. We sold $14,860,000 Series "B" secured investor certificates of the $23,000,000 offered. On October 29, 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 of Series "C" secured investor certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years. The offering was declared effective on March 30, 2009.

     We currently have seventy-five first mortgage loans aggregating $32,832,528 in principal amount and a first mortgage bond portfolio with par values aggregating $11,971,000. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

     Net income for the Company's three month periods ended March 31, 2009 and 2008 was approximately $158,000 and $119,000, respectively, on total interest and other income of approximately $907,000 and $924,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2009, the Company's loans receivable have interest rates ranging from 5.00% to 12.00%, with an average, principal-adjusted interest rate of 8.34%. The Company's bond portfolio has an average current yield of 7.72% as of March 31, 2009. As of March 31, 2008, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.80% and the Company's portfolio of bonds had an average current yield of 7.68%. The decrease in interest income was largely due to the repayment of mortgage loans without new loans being issued.

     Interest expense was approximately $450,000 and $487,000 for the three month periods ended March 31, 2009 and 2008, respectively. The decrease in interest expense was due to the maturity of secured investor certificates and the decline in the interest rate on our line of credit. Net interest margin increased from 47.25% to 50.39% resulting from a decline in interest expense as secured investor certificates were repaid, being offset by a reduction in interest income from mortgage loans receivable and bonds as balances outstanding declined during the three month period ended March 31, 2009.

     Provision for losses on mortgage loans receivable increased as we recorded additional allowance against the mortgage loans. We recorded a provision for losses on loans during the three-months ended March 31, 2009 of approximately $33,000 compared to approximately $13,000 for the three-months ended March 31, 2008. We continually assess our loan portfolio and reserve for potential losses based on the payment history and status of loans. At March 31, 2009, we reserved approximately $141,000 for eleven mortgage loans, of which six are three or more mortgage payments in arrears. Three of these loans are in the foreclosure process. Two of the loans that are in the foreclosure process have filed bankruptcy proceedings. At December 31, 2008, we reserved approximately $107,000 for eleven mortgage loans, of which five were three or more mortgage payments in arrears.

     Operating expenses for the three months ended March 31, 2009 decreased to approximately $266,000 compared to $306,000 at March 31, 2008. The decrease relates to the lack of impairment charges for real estate held for sale partially offset by increases in professional fees.

     Mortgage Loans and Real Estate Held for Sale

     One mortgage loan was paid in full during the three months ended March 31, 2009. We did not fund any new loans during the three months ended March 31, 2009. Foreclosure was initiated on two loans to the same borrower totaling approximately $919,000 during the three months ended March 31, 2009. The borrower filed a Chapter 11 bankruptcy proceeding prior to the sheriff's sales of the properties. We have filed motions to remove our collateral from the assets protected under the bankruptcy filing.

     We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church, which is located in Houston, Texas. St. Agnes has defaulted on its payment obligation to bondholders, who are currently owed approximately $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas, is trustee for the First Mortgage Bondholders. Since September 30, 2007, the Company has not recorded an accrual for interest from these bonds. Additionally, the Company has reserved $400,000 for the St. Agnes bonds at March 31, 2009 and December 31, 2008 as part of the fair value adjustment.

     St. Agnes agreed to rent the property back from Herring Bank and has agreed to maintain the property as it seeks either re-financing or a buyer for the properties. The lease was signed in March 2009. Lease payments will be remitted to bondholders as partial interest payments beginning in the second quarter of 2009. The lease payments represent approximately half of their monthly debt obligation under the current trust indenture.

     Dividends

     We have elected to operate as a real estate investment trust, therefore we are required, among other things, to distribute to shareholders at least 90% of "Taxable Income" in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. There were no origination fees for the three months ended March 31, 2009 and 2008, respectively.

     Our Board of Directors declared dividends of $.09 for each share held of record on April 27, 2009. The dividend, which was paid April 30, 2009, represents a 3.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

     We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, and interest payments on secured investor certificates and our line of credit. Our liabilities at March 31, 2009 are primarily comprised of: dividends declared as of March 31, 2009 but not yet paid; our line of credit balance; and our secured investor certificates.

     Our future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment, repayment at maturity, and renewal of mortgage loans we make; and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional securities, in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     The Company has a $4.5 million line of credit with Beacon Bank. Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest is charged at the prime rate with a minimum interest rate of 5.00%. When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%. At March 31, 2009, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $4,500,000. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series "A" and Series "B" secured investor certificates.

     On October 29, 2008, the Company filed with the Securities and Exchange Commission a registration statement to offer an additional $20,000,000 in Secured Investor Certificates ("Series C") to qualified investors. The offering was declared effective on March 30, 2009. These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering.

     During the three months ended March 31, 2009, our total assets decreased by approximately $465,000 due to a decrease in mortgage loans receivable resulting from payments, primarily the prepayment of one mortgage loan. Current liabilities decreased by approximately $222,000 for the three months ended March 31, 2009 due to decreases in current maturities of our secured investor certificates and building funds payable. Non-current liabilities decreased by approximately $179,000 for the three months ended March 31, 2009 due to the maturation of secured investor certificates.

     For the three months ended March 31, 2009, cash from operating activities increased to approximately $257,000 from $235,000 from the comparative period ended March 31, 2008, due to the decrease in prepaid and accrued expenses.

     For the three months ended March 31, 2009, cash provided by investing activities was approximately $380,000 compared to cash provided by investing activities of approximately $4,000 from the comparative three months ended March 31, 2008, due to an increase in activity in mortgage loans and bonds.

     For the three months ended March 31, 2009, cash used for financing activities increased to approximately $464,000 from $133,000 for the comparative three months ended March 31, 2008, primarily due to an increase in payments on maturities of our secured investor certificates and payments for deferred costs and a decrease in funds drawn from our line of credit.

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

     We estimate the value of real estate we hold for re-sale on a number of factors. We look at the current condition of the property as well as current market conditions in determining fair value. Since churches are primarily single use facilities, the listing price of the property may be lower than the total amount owed to us. Attorney fees, taxes, utilities and real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for re-sale includes estimates of expenses related to the sale of the real estate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Items 4T.  Controls and Procedures

Disclosure Controls and Procedures


     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2009. Based on that evaluation, the CEO/CFO concluded that the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure. We continue to evaluate internal controls, particularly segregation of duties, to provide greater segregation and improve overall internal control. Some of the remediation actions we are undertaking include, but are not limited to, the following: a) having an internal control review done by an Independent Board Member who performs periodic testing of our internal controls and procedures; b) having separate oversight of bank reconciliations and other cash management procedures by individuals who are not involved in the day to day operations of the Company; and c) improve monitoring of changes to financial reporting requirements. The Company has previously reported that it has a limited number of personnel in the finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters and greater segregation of duties which would permit checks and balances and reviews that would improve internal control.

Changes In Internal Controls Over Financial Reporting

     During the three months ended March 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(c) Not Applicable


Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

Item 5.  Other Information.
--------------------------

          None.

Item 6.  Exhibits

Exhibit
Number      Title of Document

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:    May 15, 2009

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