Form 10-Q
period 2009-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2009-08-14
CIK 934543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------
                [X] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ___                   Accelerated filer ___
Non-accelerated filer    ___                   Smaller reporting company  X
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at August 14, 2009
---------------------------------------    -------------------------------------
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



                                                     INDEX                                       Page
                                                                                                  No.



                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Balance Sheets...............................................................2 - 3

         Condensed Statements of Operations.....................................................4 - 5

         Condensed Statements of Cash Flows.....................................................6 - 7

         Notes to Condensed Financial Statements ..............................................8 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................................15 - 19

Items 4T. Controls and Procedures..................................................................19


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.20

Item 1A. Risk Factors..............................................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................20

Item 3.  Defaults Upon Senior Securities...........................................................20

Item 4.  Submission of Matters to a Vote of Security Holders.......................................20

Item 5.  Other Information.........................................................................21

Item 6.  Exhibits..................................................................................21

         Signatures................................................................................22


                        AMERICAN CHURCH MORTGAGE COMPANY

                              Minnetonka, Minnesota

                              Financial Statements

                                  June 30, 2009

                  AMERICAN CHURCH MORTGAGE COMPANY

                      Condensed Balance Sheets

--------------------------------------------------------------------------------------------------------------------------
                               ASSETS                                     June 30, 2009              December 31, 2008
--------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Current Assets
    Cash and equivalents                                                        $    195,603               $      271,373
    Accounts receivable                                                              175,424                      133,638
    Interest receivable                                                              233,756                      154,466
    Current maturities of mortgage loans receivable, net of
          allowance of $185,306 and $107,308 and deferred
          origination fees of $31,676 and $32,531 at
          June 30, 2009 and December 31, 2008, respectively                          385,571                      463,841
 Current maturities of bond portfolio                                                 97,000                      342,000
    Prepaid expenses                                                                  11,841                        9,724
                                                                                -------------                  ----------
            Total current assets                                                   1,099,195                    1,375,042


Mortgage Loans Receivable, net of current maturities                              30,768,813                   32,100,196

Bond Portfolio, net of current maturities                                         11,894,064                   11,536,937

Real Estate Held for Sale                                                            956,633                    1,261,832

Deferred Secured Investor Certificates Offering Costs,
    net of accumulated amortization of $509,671 and $977,237
    at June 30, 2009 and December 31, 2008, respectively                             765,687                      654,810

Deferred Financing Costs, net of accumulated
    amortization of $16,191 and $5,835 at June 30, 2009
  and December 31, 2008, respectively                                                 22,026                       32,383
                                                                                ------------                 ------------
          Total Assets                                                          $ 45,506,418                 $ 46,961,200
                                                                                ============                 ============

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.
                                       2

                         AMERICAN CHURCH MORTGAGE COMPANY

                    Condensed Balance Sheets

----------------------------------------------------------------------------------------------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY                 June 30, 2009                 December 31, 2008
----------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Current Liabilities
    Current maturities of secured investor certificates                 $ 3,709,000                       $ 3,969,000
    Line of credit                                                        3,600,000                         4,500,000
    Accounts payable                                                         30,975                            23,317
    Building funds payable                                                   25,000                           352,595
    Dividends payable                                                       271,929                           123,604
                                                                        -----------                       -----------
            Total current liabilities                                     7,636,904                         8,968,516

Secured Investor Certificates, Series A                                   2,996,000                         3,151,000
Secured Investor Certificates, Series B                                  14,504,000                        14,518,000
Secured Investor Certificates, Series C                                     156,000                                 -

Stockholders' Equity
    Common stock, par value $.01 per share
        Authorized, 30,000,000 shares
        Issued and outstanding, 2,472,081 shares at June 30,
           2009 and December 31, 2008                                        24,721                            24,721
    Additional paid-in capital                                           22,814,911                        22,814,911
    Accumulated deficit                                                  (2,626,118)                       (2,515,948)
                                                                         ----------                        ----------
            Total stockholders' equity                                   20,213,514                        20,323,684

            Total liabilities and stockholders' equity                 $ 45,506,418                      $ 46,961,200
                                                                       ============                      ============

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                    AMERICAN CHURCH MORTGAGE COMPANY

                   Condensed Statements of Operations

--------------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                June 30, 2009        June 30, 2008
--------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)                (Unaudited)

Interest and Other Income                                                    $ 1,900,843                $ 1,842,965

Interest Expense                                                                 899,309                    957,408
                                                                             -----------                -----------
Net Interest Income                                                            1,001,534                    885,557

Provision for losses on mortgage loans receivable                                 77,998                     12,945
                                                                             -----------                -----------

Net Interest Income after provision for mortgage losses                          923,536                    872,612
                                                                             -----------                -----------

Operating expenses
Other operating expenses                                                         448,516                    420,097
Real estate impairment                                                            92,000                     93,000
Total operating expenses                                                         540,516                    513,097

Operating income                                                                 383,020                    359,515

Other income                                                                       1,226                      2,049

Net Income                                                                 $     384,246              $     361,564
                                                                            ============               ============

Basic and Diluted Income Per Share                                                $ 0.16                     $ 0.15
                                                                            ============               ============

Dividends Declared Per Share                                                      $ 0.20                     $ 0.20
                                                                            ============               ============

Weighted Average Shares Outstanding - Basic and Diluted                        2,472,081                  2,488,867
                                                                            ============               ============


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                   AMERICAN CHURCH MORTGAGE COMPANY

                  Condensed Statements of Operations

---------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                           June 30, 2009            June 30, 2008
---------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)              (Unaudited)

Interest and Other Income                                                         $ 994,271                $ 920,474

Interest Expense                                                                    449,544                  470,762
                                                                                -----------               ----------

Net Interest Income                                                                 544,727                  449,712

Provision for losses on mortgage loans receivable                                    44,504                        -
                                                                                -----------               ----------
Net Interest Income after provision for mortgage losses                             500,223                  449,712

Operating Expenses
Other operating expenses                                                            182,701                  207,502
Real estate impairment                                                               92,000                        -
                                                                                -----------               ----------
Total operating expenses                                                            274,701                  207,502
                                                                                -----------               ----------

Operating income                                                                    225,522                  242,210

Other income                                                                            367                      469
                                                                                -----------               ----------

Net Income                                                                      $   225,889              $    242,679
                                                                                ===========              ============

Basic and Diluted Income Per Share                                                   $ 0.09                    $ 0.10
                                                                                ===========              ============

Dividends Declared Per Share                                                         $ 0.11                    $ 0.20
                                                                                ===========              ============

Weighted Average Common Shares Outstanding -
    Basic and Diluted                                                             2,472,081                 2,484,138
                                                                                ===========               ===========


Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                    AMERICAN CHURCH MORTGAGE COMPANY

                   Condensed Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the Six Months Ended
                                                                               June 30, 2009            June 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)              (Unaudited)
Cash Flows from Operating Activities
    Net income                                                                       $ 384,246               $ 361,564
    Adjustments to reconcile net income to net cash
        from operating activities:
        Impairment on real estate held for sale                                         92,000                  93,000
        Provision for losses on mortgage loans receivable                               77,998                  12,945
        Amortization of loan origination discounts                                     (39,070)                      -
        Amortization of deferred costs                                                  62,975                 102,492
        Change in assets and liabilities
            Accounts receivable                                                         32,952                  20,723
            Interest receivable                                                        (79,290)                   (595)
            Prepaid expenses                                                            (2,117)                 (8,152)
            Accounts payable                                                             7,658                 (30,720)
            Accrued expenses                                                                 -                       -
                                                                                --------------             -----------
            Net cash from operating activities                                         537,352                 551,257

Cash Flows from Investing Activities
    Investment in mortgage loans                                                      (352,595)               (111,219)
    Collections of mortgage loans                                                    1,534,186                 662,652
    Investment in bonds                                                               (457,900)               (626,825)
    Proceeds from bonds                                                                345,773                  24,314
    Proceeds from sale of property                                                                             180,532
                                                                                --------------            ------------
            Net cash provided by investing activities                                1,069,464                 129,454

Cash Flows from Financing Activities
    Proceeds from payments on line of credit, net                                     (900,000)                600,000
    Proceeds from secured investor certificates                                        156,000
    Payments on secured investor certificate maturities                               (429,000)               (631,000)
    Payments for deferred costs                                                       (163,495)                 (5,647)
    Stock redemptions                                                                        -                (112,948)
    Dividends paid                                                                    (346,091)               (374,039)
                                                                                --------------             -----------
            Net cash used for financing activities                                  (1,682,586)               (523,634)
                                                                                --------------             -----------

Net Increase (Decrease) in Cash and Equivalents                                        (75,770)                157,077

Cash and Equivalents - Beginning of Period                                             271,373                 285,118
                                                                                --------------             -----------
Cash and Equivalents - End of Period                                                 $ 195,603               $ 442,195
                                                                                ==============             ===========

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.
                                       6

                    AMERICAN CHURCH MORTGAGE COMPANY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Six Months Ended
                                                                                June 30, 2009            June 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)              (Unaudited)
Supplemental Cash Flow Information

     Dividends payable                                                               $ 271,929               $ 247,208
                                                                                ==============           ==============

    Mortgages and accounts receivable to
      real estate held for sale                                                            $ -               $ 368,000
                                                                                ==============           =============

    Real estate held for sale to mortgage loans                                      $ 210,599                     $ -
                                                                                ==============           ==============

     Interest paid                                                                   $ 836,335               $ 854,916
                                                                                ==============           =============

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

                        AMERICAN CHURCH MORTGAGE COMPANY

               Notes to Condensed Financial Statements - Unaudited

                                  June 30, 2009


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

Bond Portfolio

The Company accounts for the bond portfolio under Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies the bond portfolio as "available-for sale" and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay the Company's secured investor certificates or provide additional liquidity in the short term.

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses. The Company's loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company's portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are in the foreclosure process. At June 30, 2009, the Company reserved $185,306 for fourteen mortgage loans, of which ten are three or more mortgage payments in arrears. Three of the loans are in the foreclosure process. At December 31, 2008, the Company reserved $107,308 for eleven mortgage loans, of which five were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

A summary of transactions in the allowance for credit losses for the quarter ended June 30, 2009 is as follows:

Balance at December 31, 2008                             $  107,308
Provision for additional losses                              77,998
Charge-offs                                                       -
                                                          ---------
Balance at June 30, 2009                                 $  185,306

The total impaired loans, which are loans that are in the foreclosure process or are no longer performing, were approximately $1,714,000 and $640,000 at June 30, 2009 and December 31, 2008, respectively, which the Company believes is adequately secured by the underlying collateral.

Loans totaling approximately $2,919,000 and $901,000 exceeded 90 days past due but continued to accrue interest as of June 30, 2009 and December 31, 2008, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed impaired and the Company is actively pursuing collection of past due payments.

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

Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date which the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed financial statements.

Reclassifications

The Company made certain reclassifications to the Condensed Statement of Operations for the three months ended June 30, 2008, to conform to classifications for the three months ended June 30, 2009. Amortization of loan costs and other costs of approximately $53,000 are reclassified from operating expenses to interest expense in the Condensed Statements of Operations for the three months ended June 30, 2008. Other income of approximately $470 was reclassified from interest and other income to other income in the Condensed Statements of Operations for the three months ended June 30, 2008. Total stockholders' equity, net income, and cash flows are unchanged due to these reclassifications.

The Company made certain reclassifications to the Condensed Statements of Operations for the six months ended June 30, 2008, to conform to classifications for the six months ended June 30, 2009. Amortization of loan costs and other costs of approximately $102,000 are reclassified from operating expenses to interest expense in the Condensed Statements of Operations for the six months ended June 30, 2008. Other income of approximately $2,000 was reclassified from interest and other income to other income in the Condensed Statements of Operations for the six months ended June 30, 2008. Total stockholders' equity, net income, and cash flows are unchanged due to these reclassifications.

2.  FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value in our balance sheets. The fair value of these instruments is based on valuations that include inputs that can be classified within one of the three levels of a hierarchy established by Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 requires the utilization of the lowest possible level of inputs to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

No events occurred during the six months ended June 30, 2009 that would require adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected realtor commission, which is a Level 3 input in the SFAS 157 valuation hierarchy. The resulting impairment charge in the second quarter of $92,000 was included in earnings for the period.

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis:
                                                                  Fair Value
                                                                  Measurement
           June 30, 2009                  Fair Value                Level 3
                                          -----------               -------

           Bond portfolio                $11,991,064             $11,991,064
                                          ==========              ==========

                                                                  Fair Value
                                                                  Measurement
           December 31, 2008              Fair Value                Level 3
                                          -----------               -------

           Bond portfolio                $11,878,937             $11,878,937
                                          ==========              ==========

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

                                                          Bond Portfolio

           Balance at December 31, 2008                     $11,878,937
           Purchases                                            457,900
           Proceeds                                            (345,773)
           Provision for losses                                      -
                                                             ----------
           Balance at June 30, 2009                         $11,991,064
                                                             ==========

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2009, the Company had first mortgage loans receivable totaling $31,898,066. The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.49% at June 30, 2009. The Company had first mortgage loans receivable totaling $33,268,791 that bore interest ranging from 5.00% to 12.00% with a weighted average of approximately 8.70% at December 31, 2008.

The Company has a portfolio of secured church bonds at June 30, 2009 and December 31, 2008, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 4.00% to 10.45%. The aggregate par value of secured church bonds equaled $12,413,000 at June 30, 2009 with a weighted average interest rate of 7.70% and $12,298,000 at December 31, 2008 with a weighted average interest rate of 7.73%. These bonds are due at various maturity dates through February 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2009, is as follows:

                                                                         Mortgage Loans           Bond Portfolio

        July 1, 2009 through June 30, 2010                              $     602,553            $       97,000
        July 1, 2010 through December 31, 2010                                743,523                   121,000
        2011                                                                  681,325                   530,000
        2012                                                                  753,189                   357,000
        2013                                                                1,426,155                   665,000
        Thereafter                                                         27,691,321                10,621,064
                                                                           ----------                ----------
                                                                           31,898,066                12,391,064
        Less loan loss and bond loss provisions                              (185,306)                 (400,000)
        Less deferred origination income                                     (558,376)                _________
                                                                         ------------                 ---------
                    Totals                                                $31,154,384               $11,991,064
                                                                           ==========                ==========

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has a provision for losses of $400,000 for the First Mortgage Bonds at June 30, 2009 and December 31, 2008, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. St. Agnes agreed to rent the three properties securing the bonds back from Herring Bank and has agreed to maintain the properties as it seeks either re-financing or a buyer for the properties. The lease was signed in March 2009. Lease payments began in the second quarter of 2009 and are being remitted to bondholders as partial interest payments. The lease payments represent approximately half of the church's monthly debt obligation under the current trust indenture.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.77% and 6.86% at June 30, 2009 and December 31, 2008, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company's discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals total approximately $656,000 and $385,000 for the six months ended June 30, 2009 and 2008, respectively. The secured investor certificates have certain financial and non-financial covenants.

The estimated maturity schedule for the secured investor certificates at June 30, 2009 is as follows:


              July 1, 2009 through June 30, 2010                                           $  3,709,000
              July 1, 2010  through December 31, 2010                                           369,000
              2011                                                                              870,000
              2012                                                                            1,271,000
              2013                                                                            1,148,000
              Thereafter                                                                     13,998,000
                                                                                            -----------

                         Totals                                                             $21,365,000
                                                                                             ==========

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C Secured Investor Certificates. The offering was declared effective by the SEC on March 30, 2009, and the certificates are being offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At June 30, 2009, approximately $156,000 Series C certificates had been issued with interest rates ranging from 6.25% to 7.25% and maturities from 13 to 20 years.

5.  LINE OF CREDIT

The Company has a $4,500,000 line of credit with Beacon Bank until September 2010. Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest on the new line of credit is charged monthly at the prime rate with minimum interest of 5.00%. If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series A, Series B and Series C Secured Investor Certificates. The line of credit has various financial and non-financial covenants. At June 30, 2009 and December 31, 2008, the interest rate on the line of credit was 5.00% with outstanding balances of $3,600,000 and $4,500,000, respectively.

6.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the "Advisor"). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management fees of approximately $194,000 and 198,000 during the periods ended June 30, 2009 and 2008, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows:

                                                           June 30, 2009                     December 31, 2008
                                                ---------------------------------       -----------------------------
                                                   Carrying               Fair            Carrying              Fair
                                                    Amount                Value            Amount               Value
                                                 --------------      ------------        ----------         ----------
      Cash and equivalents                       $     195,603      $     195,603        $  271,373         $  271,373
      Accounts receivable                              175,424            175,424           141,821            141,821
      Interest receivable                              233,756            233,756           154,466            154,466
      Mortgage loans receivable                     31,154,384         30,823,812        32,564,037         33,469,004
      Bond portfolio                                11,991,064         11,991,064        11,878,937         11,878,937
      Secured investor certificates                 21,365,000         23,101,957        21,638,000         23,341,297

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the six months ended June 30, 2009. We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.

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

     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2008 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Plan of Operation

     We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

     We have completed four public offerings of common stock, the last of which also included debt securities. We also completed a public offering of debt securities on October 7, 2006. We sold $14,860,000 Series B Secured Investor Certificates of the $23,000,000 offered. On October 29, 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009. At June 30, 2009, approximately $156,000 in certificates had been issued.

     We currently have seventy-two first mortgage loans aggregating $31,898,066 in principal amount and a first mortgage bond portfolio with par values aggregating $12,413,000. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

Fiscal 2009 Six Months Compared to Fiscal 2008 Six Months
---------------------------------------------------------

     Net income for the Company's six month periods ended June 30, 2009 and 2008 was approximately $384,000 and $362,000, respectively, on total interest and other income of approximately $1,901,000 and $1,843,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2009, the Company's loans receivable have interest rates ranging from 5.00% to 10.25%, with an average, principal-adjusted interest rate of 8.31%. The Company's bond portfolio has an average current yield of 7.70% as of June 30, 2009. As of June 30, 2008, the average, principal-adjusted interest rate on the Company's portfolio of loans was 8.80% and the Company's portfolio of bonds had an average current yield of

7.68%. The increase in interest income was largely due to the purchase of additional bonds and to the receipt of some of the past-due interest on St. Agnes Missionary Baptist Church bonds.

     Interest expense was approximately $899,000 and $957,000 for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in interest expense was due to the maturity of secured investor certificates and the decline in the interest rate and outstanding balance on our line of credit. Net interest margin increased from 48.40% to 52.69% resulting from a decline in interest expense as secured investor certificates were repaid and a $900,000 decline in the outstanding balance on our line of credit during the six month period ended June 30, 2009.

     Provision for losses on mortgage loans receivable increased as we recorded additional allowance against the mortgage loans. We recorded a provision for losses on loans during the six months ended June 30, 2009 of approximately $78,000 compared to approximately $13,000 for the six months ended June 30, 2008. We continually assess our loan portfolio and reserve for potential losses based on the payment history and status of loans. At June 30, 2009, we reserved approximately $185,000 for fourteen mortgage loans, of which nine are three or more mortgage payments in arrears. Three of these loans are in the foreclosure process. Two of the loans that are in the foreclosure process have filed bankruptcy proceedings. At December 31, 2008, we reserved approximately $107,000 for eleven mortgage loans, of which five were three or more mortgage payments in arrears.

     Operating expenses for the six months ended June 30, 2009 increased to approximately $541,000 compared to $513,000 at June 30, 2008. The increase is the result of increases in professional fees and taxes on impaired real estate.

Fiscal 2009 Second Quarter Compared to Fiscal 2008 Second Quarter
-----------------------------------------------------------------

     Net income for the Company's three month periods ended June 30, 2009 and 2008 was approximately $226,000 and $243,000, respectively, on total interest and other income of approximately $994,000 and $920,000, respectively. Interest expense was approximately $450,000 and $471,000 for the three month periods ended June 30, 2009 and 2008, respectively. The decrease was due to the increase in the real estate impairment reserve.

     Operating expenses for the three months ended June 30, 2009 increased to approximately $275,000 compared to $208,000 at June 30, 2008. The increase relates to the increase in impairment charges for real estate held for sale partially offset by decreases in advisory fees and delinquency costs.

Mortgage Loans and Real Estate Held for Sale
--------------------------------------------

     Four mortgage loans were paid in full during the six months ended June 30, 2009. We did not fund any new loans during the six months ended June 30, 2009. Foreclosure was initiated on two loans to the same borrower totaling approximately $919,000 during the six months ended June 30, 2009. The borrower filed a Chapter 11 bankruptcy proceeding prior to the sheriff's sales of the properties. We have filed motions to remove our collateral from the assets protected under the bankruptcy filing. We sold one property that we had listed for sale during the six months ended June 30, 2009, and recorded impairment charges of $92,000 for another property due to a reduction in the listing price.

     We currently own $2,035,000 worth of First Mortgage Bonds issued by St. Agnes Missionary Baptist Church, which is located in Houston, Texas. St. Agnes has defaulted on its payment obligation to bondholders, who are currently owed approximately $13,027,000 excluding any accrued interest, fees or expenses. Herring Bank, Amarillo, Texas, is trustee for the First Mortgage Bondholders. Since September 30, 2007, the Company has not recorded an accrual for interest from these bonds. Additionally, the Company has reserved $400,000 for the St. Agnes bonds at June 30, 2009 and December 31, 2008 as part of the fair value adjustment.

     St. Agnes agreed to rent the three properties securing the bonds back from Herring Bank and has agreed to maintain the properties as it seeks either re-financing or a buyer for the properties. The lease was signed in March 2009. Lease payments began in the second quarter of 2009 and are being remitted to bondholders as partial interest payments. The lease payments represent approximately half of the church's monthly debt obligation under the current trust indenture.

Dividends
---------

     We have elected to operate as a real estate investment trust, therefore we are required, among other things, to distribute to shareholders at least 90% of "Taxable Income" in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. There were no origination fees for the six months ended June 30, 2009. We earned origination fees of approximately $21,000 for the six months ended June 30, 2008.

     Our Board of Directors declared dividends of $.11 for each share held of record on July 28, 2009. The dividend, which was paid July 31, 2009, represents a 4.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

     We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit. Our liabilities at June 30, 2009 are primarily comprised of: dividends declared as of June 30, 2009 but not yet paid; our line of credit balance; and our secured investor certificates.

     Our future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment, repayment at maturity, and renewal of mortgage loans we make; and (iii) borrowed funds. We believe that the "rolling" effect of mortgage loans maturing will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional securities in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

     The Company has a $4,500,000 line of credit with Beacon Bank. Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest is charged at the prime rate with a minimum interest rate of 5.00%. When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%. At June 30, 2009, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $3,600,000. The line of credit is secured by a first priority security interest in substantially all of the Company's assets other than collateral pledged to secure the Company's Series A, Series B, and Series C Secured Investor Certificates.

     On October 29, 2008, the Company filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009. These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering. At June 30, 2009, approximately $156,000 had been collected from the issuance of Series C certificates. The proceeds were used to purchase church bonds.

     During the six months ended June 30, 2009, our total assets decreased by approximately $1,455,000 due to a decrease in mortgage loans receivable resulting from payments, primarily the prepayment of four mortgage loans. Current liabilities decreased by approximately $1,332,000 for the six months ended June 30, 2009 due to decreases in current maturities of our secured investor certificates, our line of credit balance and building funds payable. Non-current liabilities decreased by approximately $13,000 for the six months ended June 30, 2009 due to the maturation of secured investor certificates.

     For the six months ended June 30, 2009, cash from operating activities decreased to approximately $537,000 from $551,000 from the comparative period ended June 30, 2008, primarily related to missed interest payments due to the Company on one series of bonds during the second quarter of 2009. This decrease in cash inflow was partially offset by a decrease in cash outflow for accounts payable.

     For the six months ended June 30, 2009, cash provided by investing activities was approximately $1,083,000 compared to cash provided by investing activities of approximately $129,000 from the comparative six months ended June 30, 2008, due to an increase in collections of mortgage loans and proceeds from bonds.

     For the six months ended June 30, 2009, cash used for financing activities increased to approximately $1,683,000 from $524,000 for the comparative six months ended June 30, 2008, primarily due to an increase in payments on our line of credit and payments for deferred costs.

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

     Of our significant accounting policies described in the notes to our financial statements included herewith, we believe that the estimation of fair value of our mortgage loans receivable, bond portfolio and real estate held for resale involves a high degree of judgment. We estimate the fair value of our mortgage loans receivable and related allowance for loan losses based on the current status of loans, the history of payments and the number of payments in arrears. We estimate the fair value of the bond portfolio based on similar bonds in inactive markets and widely accepted valuation techniques. We had one bond series default, which was subsequently foreclosed upon by the bond trustee. We have estimated losses on this bond based on the underlying collateral, the anticipated selling price of the properties, the current credit environment and the condition of the economy in general. The recorded losses on the defaulted bonds effectively reduced the bonds to fair value, which is the amount management believes will be recovered.

     We estimate the value of real estate we hold for re-sale on a number of factors. We look at the current condition of the property as well as current market conditions in determining fair value. Since churches are primarily single-use facilities, the listing price of the property may be lower than the total amount owed to us. Attorney fees, taxes, utilities and real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for re-sale includes estimates of expenses related to the sale of the real estate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Items 4T.  Controls and Procedures
----------------------------------

Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the principle accounting officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2009. Based on that evaluation, the principle accounting officer concluded that the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principle accounting officer, to allow timely decisions regarding required disclosure. The principal reason for the position is, as the Company has previously reported, due to the fact that the Company has a limited number of personnel in the finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters and greater segregation of duties which would permit checks and balances and reviews that would improve internal control. We continue to evaluate internal controls, particularly segregation of duties, to provide greater segregation and improve overall internal control. Some of the remediation actions we are undertaking include, but are not limited to, the following: a) having an internal control review done by an Independent Board Member who performs periodic testing of our internal controls and procedures; b) having separate oversight of bank reconciliations and other cash management procedures by individuals who are not involved in the day to day operations of the Company; and c) improved monitoring of changes to financial reporting requirements.

Changes in Internal Controls Over Financial Reporting

     During the six months ended June 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

         None.

Item 1A. Risk Factors.
---------------------

         Not applicable.

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

        (c) Not Applicable

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         Our annual meeting of shareholders was held on June 25, 2009. We requested our shareholders to vote on:

(i) the election of four (4) directors to hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

(ii) ratification of the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as our independent registered public accounting firm for the year ending December 31, 2009.

      All of our directors were re-elected, Boulay, Heutmaker, Zibell & Co., P.L.L.P. was appointed as our independent registered public accounting firm for the year ending December 31, 2009. There were no broker non-votes for any of the proposals.

Final Proxy Votes for Annual Meeting Held Thursday June 25, 2009

Proposal #1    Election of
               Directors

                                      For      Percentage  Withheld  Percentage                  Total Shares Voted
               Philip J. Myers     1,143,296     91.53%    105,853     8.47%                         1,249,149
               Kirbyjon H.         1,143,367     91.53%    105,782     8.47%                         1,249,149
               Caldwell
               Dennis J. Doyle     1,143,117     91.51%    106,032     8.49%                         1,249,149
               Michael G.          1,142,104     91.43%    107,045     8.57%                         1,249,149
               Holmquist

Proposal #2    Proposal to ratify the appointment of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Independent
               Auditors of the Corporation for the Year Ended December 31, 2009



                             For        Percentage     Against   Percentage   Abstain   Percentage    Total Shares
                                                                                                          Voted
                          1,159,543       92.83%       71,846       5.75%      17,760     1.42%         1,249,149

               Percentage that voted:     50.53%
               Outstanding shares:       2,472,081


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

  Dated:    August 14, 2009

                          AMERICAN CHURCH MORTGAGE COMPANY

                           By: /s/ Philip J. Myers
                                   Philip J. Myers
                             Chief Executive Officer and Chief Financial Officer
                            (Principal Executive Officer and Principal Financial
                             and Accounting Officer)