Form 10-Q
period 2009-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2009-11-13
CIK 934543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

or

☐ Transition Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
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
(952) 945-9455
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $0.01 par value per share	2,472,081 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets.....................................................................................................................................................………………………………………………………………	2 - 3

Condensed Statements of Operations…….………………………………………………..................................................................................................................................................
4 - 5

Condensed Statements of Cash Flows……..………………….........................................................................................................................................………………………………..	6 - 7

Notes to Condensed Financial Statements…..……………........................................................................................................................................……………………………………	8 - 14

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….…………..........................................................................................................................................…………………………………….	15 - 19

Items 4T. Controls and Procedures……………..…...........................................................................................................................................…………………………………………..	19 - 20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………..............................................................................................................................................………………………………………………………….	21

Item 1A. Risk Factors………………………………...............................................................................................................................................….……………………………………...	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………….......................................................................................................................................…………..	21

Item 3. Defaults Upon Senior Securities………………………………...........................................................................................................................................………………..…….	21

Item 4. Submission of Matters to a Vote of Security Holders…………………......................................................................................................................................………………	21

Item 5. Other Information…………………............................................................................................................................................…………………………………………………..	21

Item 6. Exhibits………………………..............................................................................................................................................………………………….…………………………….	21

Signatures……………………….................................................................................................................................................……………………………….…………………..………	22

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2009

AMERICAN CHURCH MORTGAGE COMPANY

Condensed Balance Sheets

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash and equivalents	$156,874	$271,373
Accounts receivable	160,679	133,638
Interest receivable	157,860	154,466
Current maturities of mortgage loans receivable, net of
allowance of $434,828 and $107,308 and deferred
origination fees of $30,053 and $32,531 at September
30, 2009 and December 31, 2008, respectively	127,975	463,841
Current maturities of bond portfolio	99,000	342,000
Prepaid expenses	9,418	9,724
Total current assets	711,806	1,375,042

Mortgage Loans Receivable, net of current maturities	30,501,037	32,100,196

Bond Portfolio, net of current maturities	11,953,544	11,536,937

Real Estate Held for Sale	862,532	1,261,832

Deferred Secured Investor Certificates Offering Costs,
net of accumulated amortization of $533,613 and $977,237
at September 30, 2009 and December 31, 2008,
respectively	749,259	654,810

Deferred Financing Costs, net of accumulated
amortization of $21,370 and $5,835 at September 30,
2009 and December 31, 2008, respectively	16,847	32,383
Total Assets	$44,795,025	$46,961,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Condensed Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2009	December 31, 2008
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$2,999,000	$3,969,000
Line of credit	3,600,000	4,500,000
Accounts payable	46,238	23,317
Building funds payable	16,976	352,595
Dividends payable	247,208	123,604
Total current liabilities	6,909,422	8,968,516

Secured Investor Certificates, Series A, net of current maturites	3,296,000	3,151,000
Secured Investor Certificates, Series B, net of current maturites	14,446,000	14,518,000
Secured Investor Certificates, Series C, net of current maturites	191,000	-

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 2,472,081 shares at September
30, 2009 and December 31, 2008	24,721	24,721
Additional paid-in capital	22,814,911	22,814,911
Accumulated deficit	(2,887,029)	(2,515,948)
Total stockholders’ equity	19,952,603	20,323,684

Total liabilities and stockholders' equity	$44,795,025	$46,961,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Condensed Statements of Operations

	Nine Months Ended
	9/30/2009	9/30/2008
	(Unaudited)	(Unaudited)

Interest and Other Income	$2,782,502	$2,780,667

Interest Expense	1,344,212	1,600,165

Net Interest Income	1,438,290	1,180,502

Provision for losses on mortgage loans receivable	327,520	31,730
Provision for losses on bonds	-	200,000
Provision for losses on mortgage loans receivable and bonds	327,520	231,730

Net Interest Income after provision for mortgage and bond losses	1,110,770	948,772

Operating expenses
Other operating expenses	646,933	603,153
Real estate impairment	95,000	305,780
Total operating expenses	741,933	908,933

Operating income	368,837	39,839

Other income	1,706	20,890

Net Income	$370,543	$60,729

Basic and Diluted Income Per Share	$.15	$.20

Dividends Declared Per Share	$.30	$.30

Weighted Average Shares Outstanding - Basic and Diluted	2,472,081	2,483,231

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Condensed Statements of Operations

	Three Months Ended
	9/30/2009	9/30/2008
	(Unaudited)	(Unaudited)

Interest and Other Income	$881,659	$937,702

Interest Expense	444,903	642,757

Net Interest Income	436,756	294,945

Provision for losses on mortgage loans receivable	249,522	18,785
Provision for losses on bonds	-	200,000
Provision for losses on mortgage loans receivable and bonds	249,522	218,785

Net Interest Income after provision for mortgage and bond losses	187,234	76,160

Operating Expenses
Other operating expenses	198,416	183,056
Real estate impairment	3,000	212,780
Total operating expenses	201,416	395,836

Operating income	(14,182)	(319,676)

Other income	480	18,841

Net Income	$(13,702)	$(300,835)

Basic and Diluted Income Per Share	$(0.01)	$(0.12)

Dividends Declared Per Share	$.11	$.12

Weighted Average Common Shares Outstanding -
Basic and Diluted	2,472,081	2,472,081

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Condensed Statements of Cash Flows

	For the Nine Months Ended
	9/30/2009	9/30/2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$370,543	$60,729
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	95,000	305,779
Provision for losses on mortgage loans receivable	327,520	31,730
Provision for losses on bond portfolio	-	200,000
Amortization of loan origination discounts	(48,684)	(18,797)
Amortization of deferred costs	94,015	307,656
Change in assets and liabilities
Accounts receivable	79,157	(32,435)
Interest receivable	(3,394)	(2,490)
Prepaid expenses	306	(8,286)
Accounts payable	22,921	(6,946)
Accrued expenses	-	(8,689)
Net cash from operating activities	937,384	828,251

Cash Flows from Investing Activities
Investment in mortgage loans	(375,619)	(1,309,214)
Proceeds from origination fees	6,425
Collections of mortgage loans	1,872,816	1,944,605
Investment in bonds	(542,948)	(1,069,655)
Proceeds from bonds	369,341	450,783
Proceeds from sale of property	15,050	180,532
Net cash provided by investing activities	1,345,065	197,051

Cash Flows from Financing Activities
Proceeds from/payments on line of credit, net	(900,000)	850,000
Proceeds from secured investor certificates	191,000	-
Payments on secured investor certificate maturities	(897,000)	(878,000)
Payments for deferred costs	(172,928)	(32,035)
Stock redemptions	-	(112,948)
Dividends paid	(618,020)	(621,247)
Net cash used for financing activities	(2,396,948)	(794,230)

Net Increase (Decrease) in Cash and Equivalents	(114,499)	231,072

Cash and Equivalents - Beginning of Period	271,373	285,118

Cash and Equivalents - End of Period	$156,874	$516,190

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Condensed Statements of Cash Flows - Continued

	For the Nine Months Ended
	9/30/2009	9/30/2009
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$247,208	$247,208

Mortgages and accounts receivable to
real estate held for sale	$-	$735,990

Real estate held for sale to mortgage loans	303,600	$645,000

Line of credit refinanced	$-	$4,200,000

Interest paid	$1,250,197	$1,294,807

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

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

The unaudited condensed financial statements of the Company should be read in conjunction with its December 31, 2008 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2008.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company maintains accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  Cash in money market funds is not federally insured.  The Company has not experienced any losses in such accounts.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

Bond Portfolio

The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value.  While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay the Company’s secured investor certificates or provide additional liquidity in the short term.

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses.  The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio.  This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection.  Additionally, no additional interest income is recognized on impaired loans that are declared to be in default.  At September 30, 2009, the Company reserved $434,828 for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears.  Three of the loans are in the foreclosure process.  At December 31, 2008, the Company reserved $107,308 for eleven mortgage loans, of which five were three or more mortgage payments in arrears.  One of the loans was in the foreclosure process.

A summary of transactions in the allowance for credit losses for the quarter ended September 30, 2009 is as follows:

Balance at December 31, 2008	$107,308
Provision for additional losses	370,879
Charge-offs	(43,359)
Balance at September 30, 2009	$434,828

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $3,690,000 and $640,000 at September 30, 2009 and December 31, 2008, respectively, which the Company believes is adequately secured by the underlying collateral.

Loans totaling approximately $699,000 and $901,000 exceeded 90 days past due but continued to accrue interest as of September 30, 2009 and December 31, 2008, respectively.  The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

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

Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the condensed financial statements.

Reclassifications

The Company made certain reclassifications to the Condensed Statement of Operations for the three months ended September 30, 2008, to conform to classifications for the three months ended September 30, 2009.  Amortization of loan costs and other costs of approximately $205,000 and $314,000 are reclassified from operating expenses to interest expense in the Condensed Statements of Operations for the three and nine months ended September 30, 2008, respectively.  Other income of approximately $19,000 and $21,000 was reclassified from interest and other income to other income in the Condensed Statements of Operations for the three and nine months ended September 30, 2008, respectively.  Total stockholders’ equity, net income, and cash flows are unchanged due to these reclassifications.

2.  FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value in our balance sheets.  The fair value of these instruments is based on valuations that include inputs that can be classified within one of the three levels of a hierarchy.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The fair value of real estate held for sale was based upon the listed sales price less expected realtor commission, which is a Level 3 input.  The resulting impairment charges were $3,000 and $95,000 for the three and nine months ended September 30, 2009.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2009	Fair Value	Level 3

Bond portfolio	$12,052,544	$12,052,544

		Fair Value Measurement
December 31, 2008	Fair Value	Level 3

Bond portfolio	$11,878,937	$11,878,937

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2008	$11,878,937
Purchases	542,948
Proceeds	(369,341)
Provision for losses	-
Balance at September 30, 2009	$12,052,544

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2009, the Company had first mortgage loans receivable totaling $31,619,026.  The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.37% at September 30, 2009.  The Company had first mortgage loans receivable totaling $33,268,791 that bore interest ranging from 5.00% to 12.00% with a weighted average of approximately 8.70% at December 31, 2008.

The Company has a portfolio of secured church bonds at September 30, 2009 and December 31, 2008, which are carried at fair value.  The bonds pay either semi-annual or quarterly interest ranging from 4.00% to 10.45%.  The aggregate par value of secured church bonds equaled approximately

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

$12,453,000 at September 30, 2009 with a weighted average interest rate of 7.71% and approximately $12,298,000 at December 31, 2008 with a weighted average interest rate of 7.74%.  These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2009, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2009 through September 30, 2010	$592,856	$99,000
October 1, 2010 through December 31, 2010	607,053	110,000
2011	723,348	530,000
2012	738,034	357,000
2013	1,429,032	665,000
Thereafter	27,528,703	10,691,544
	31,619,026	12,452,544
Less loan loss and bond loss provisions	(434,828)	(400,000)
Less deferred origination income	(555,186)	_________
Totals	$30,629,012	$12,052,544

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has a provision for losses of $400,000 for the First Mortgage Bonds at September 30, 2009 and December 31, 2008, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.  St. Agnes agreed to rent the three properties securing the bonds back from Herring Bank and has agreed to maintain the properties as it seeks either re-financing or a buyer for the properties.  The lease was signed in March 2009.  Lease payments began in the second quarter of 2009 and are being remitted to bondholders as partial interest payments.  The lease payments represent approximately half of the church’s monthly debt obligation under the current trust indenture.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates.  The weighted average interest rate on the certificates was 6.83% and 6.86% at September 30, 2009 and December 31, 2008, respectively.  Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals total approximately $1,082,000 and $788,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

for the nine months ended September 30, 2009 and 2008, respectively.  The secured investor certificates have certain financial and non-financial covenants.

The estimated maturity schedule for the secured investor certificates at September 30, 2009 is as follows:

October 1, 2009 through September 30, 2010	$2,999,000
October 1, 2010 through December 31, 2010	210,000
2011	870,000
2012	1,271,000
2013	1,148,000
Thereafter	14,434,000

Totals	$20,932,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C Secured Investor Certificates.  The offering was declared effective by the SEC on March 30, 2009, and the certificates are being offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  At September 30, 2009, approximately $191,000 Series C certificates had been issued.

5.  LINE OF CREDIT

 The Company has a $4,500,000 line of credit with Beacon Bank until September 2010.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000.  Interest on the new line of credit is charged monthly at the prime rate with minimum interest of 5.00%.  If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series A, Series B and Series C Secured Investor Certificates.  The line of credit has various financial and non-financial covenants.  At September 30, 2009 and December 31, 2008, the interest rate on the line of credit was 5.00% with outstanding balances of $3,600,000 and $4,500,000, respectively.

6.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”).  The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services.  The Advisor and the Company are related through common ownership and common management.  The Company paid the Advisor management fees of approximately $289,000 and $300,000 during the periods ended September 30, 2009 and 2008, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Condensed Financial Statements - Unaudited

September 30, 2009

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

                                                                                                                                                                                                     September 30, 2009                                            December 31, 2008
                                                                                                                                                                                            Carrying                            Fair                            Carrying                             Fair
                                                                                                                                                                                            Amount                            Value                           Amount                           Value

Cash and equivalents	$156,874	$156,874	$271,373	$271,373
Accounts receivable	160,679	160,679	141,821	141,821
Interest receivable	157,860	157,860	154,466	154,466
Mortgage loans receivable	30,629,012	30,618,905	32,564,037	33,469,004
Bond portfolio	12,052,544	12,052,544	11,878,937	11,878,937
Secured investor certificates	20,932,000	21,750,723	21,638,000	23,341,297

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality.  The credit markets in which we conduct business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the nine months ended September 30, 2009.  We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds.  The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs.  Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the mortgage loan industry and the status of religious organizations; (iv) our financing plans; and other risks detailed in the Company’s other periodic reports filed with the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

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

We have completed four public offerings of common stock, the last of which also included debt securities.  We also completed a public offering of debt securities on October 7, 2006.  We sold $14,860,000 Series B Secured Investor Certificates of the $23,000,000 offered.  On October 29, 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 13 to 20 years.  The offering was declared effective by the Securities and Exchange Commission on March 30, 2009.  At September 30, 2009, approximately $191,000 in certificates had been issued.

We currently have seventy-three first mortgage loans aggregating $31,619,026 in principal amount and a first mortgage bond portfolio with par values aggregating $12,453,000.  Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

Fiscal 2009 Nine Months Compared to Fiscal 2008 Nine Months

Net income for the Company’s nine month periods ended September 30, 2009 and 2008 was approximately $370,000 and $61,000, respectively, on total interest and other income of approximately $2,783,000 and $2,781,000, respectively.  Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees.  As of

September 30, 2009, the Company’s loans receivable have interest rates ranging from 5.00% to 10.25%, with an average, principal-adjusted interest rate of 8.73%.   The Company’s bond portfolio has an average current yield of 7.71% as of September 30, 2009.  As of September 30, 2008, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.31% and the Company’s portfolio of bonds had an average current yield of 7.90%.  The increase in interest income was largely due to the purchase of additional bonds and the receipt of some of the past-due interest on St. Agnes Missionary Baptist Church bonds.

Interest expense was approximately $1,344,000 and $1,600,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  The decrease in interest expense was due to the maturity of secured investor certificates and the decline in the outstanding balance on our line of credit.  Net interest margin increased from 43.05% to 51.69% resulting primarily from a decline in interest expense as secured investor certificates were repaid the payment of $900,000 on our line of credit during the nine month period ended September 30, 2009.

We continually assess our loan portfolio and reserve for potential losses based on the payment history, status of loans, and market conditions.  Due to changing economic conditions and the current status of and trends in our loan portfolio, which has seen a significant rise in both past due loans and loans in the foreclosure process, we made changes to our loan policy in fiscal 2009 that accelerate the recording of allowances when amounts become past due.  In addition, we have written off accrued interest on certain loans as a result of these changes.  These changes to our loan loss policy have increased the amount of reserves against potential loan losses and our expense of past due amounts that are deemed doubtful of collection.

Provision for losses on mortgage loans receivable increased as we recorded additional allowance against the mortgage loans.  We recorded a provision for losses on loans during the nine months ended September 30, 2009 of approximately $328,000 compared to approximately $32,000 for the nine months ended September 30, 2008.  At September 30, 2009, we reserved approximately $435,000 for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears.  Three of these loans are in the foreclosure process.  Two of the loans that are in the foreclosure process have filed bankruptcy proceedings.  At December 31, 2008, we reserved approximately $107,000 for eleven mortgage loans, of which five were three or more mortgage payments in arrears.

Our lending practices are limited to churches and other non-profit religious organizations.  The total principal amount of our second mortgage loans is limited to 20% of our average invested assets.  We do not currently have any second mortgages outstanding.  We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements.  We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value.  Typically, we do not loan over 70% loan to value except in extenuating circumstances.  In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the nine months ended September 30, 2009 decreased to approximately $742,000 compared to $909,000 at September 30, 2008.  The decrease is the result of lower impairment charges on real estate owned.  We record impairment charges against real estate owned based on numerous factors which include changes in the selling price or condition of the property.

Fiscal 2009 Third Quarter Compared to Fiscal 2008 Third Quarter

Net income for the Company’s three month periods ended September 30, 2009 and 2008 was a loss of approximately $14,000 and $301,000, respectively, on total interest and other income of approximately $882,000 and $938,000, respectively.  Interest expense was approximately $445,000 and $643,000 for the three month periods ended September 30, 2009 and 2008, respectively.  Net interest income increased for the period from 2008 to 2009 due to the write off of loan costs in 2008 that are included with interest expense, which occurred when our line of credit was refinanced with a different bank.

Operating expenses for the three months ended September 30, 2009 decreased to approximately $201,000 compared to $396,000 at September 30, 2008.  The decrease relates to decreases in impairment charges for real estate held for sale.

Mortgage Loans and Real Estate Held for Sale

Five mortgage loans were paid in full during the nine months ended September 30, 2009. We funded one new loan during the nine months ended September 30, 2009.  Foreclosure was initiated on two loans to the same borrower totaling approximately $919,000 during the nine months ended September 30, 2009.  The borrower filed a Chapter 11 bankruptcy proceeding prior to the sheriff’s sales of the properties.  We have filed motions to remove our collateral from the assets protected under the bankruptcy filing.  We sold two properties that we had listed for sale during the nine months ended September 30, 2009 recording losses of approximately $3,000 and recorded impairment charges of approximately $92,000 for another property due to a reduction in the listing price.

We currently own $2,035,000 worth of First Mortgage Bonds issued by St. Agnes Missionary Baptist Church, which is located in Houston, Texas.  St. Agnes has defaulted on its payment obligation to bondholders, who are currently owed approximately $13,027,000 excluding any accrued interest, fees or expenses.  Herring Bank, Amarillo, Texas, is trustee for the First Mortgage Bondholders.  Since September 30, 2007, the Company has not recorded an accrual for interest from these bonds. Additionally, the Company has reserved $400,000 for the St. Agnes bonds at September 30, 2009 and December 31, 2008 as part of the fair value adjustment.

St. Agnes agreed to rent the three properties securing the bonds back from Herring Bank and has agreed to maintain the properties as it seeks either re-financing or a buyer for the properties.  The lease was signed in March 2009.  Lease payments began in the second quarter of 2009 and are being remitted to bondholders as partial interest payments.  The lease payments represent approximately half of the church’s monthly debt obligation under the current trust indenture.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status.  The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States.  We earned origination fees of approximately $6,400 for the nine months ended September 30, 2009.  We earned origination fees of approximately $51,000 for the nine months ended September 30, 2008.

Our Board of Directors declared a dividend of $.10 for each share held of record on October 28, 2009.  The dividend, which was paid October 30, 2009, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.11 for each share held of record on July 28, 2009. The dividend, which was paid July 31, 2009, represents a 4.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.09 for each share held of record on April 27, 2009.  The dividend, which was paid April 30, 2009, represents a 3.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations.  Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make.  We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds.  Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit.  Our liabilities at September 30, 2009 are primarily comprised of: dividends declared as of September 30, 2009 but not yet paid; our line of credit balance; and our secured investor certificates.

Our future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; and (iii) borrowed funds.  We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years.  Nevertheless, we believe that it may be desirable, if not necessary, to sell additional securities in order to enhance our capacity to make mortgage loans on a continuous basis.  There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

The Company has a $4,500,000 line of credit with Beacon Bank.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000. Interest is charged at the prime rate with a minimum interest rate of 5.00%.  When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%.  At September 30, 2009, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $3,600,000.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series A, Series B, and Series C Secured Investor Certificates.

On October 29, 2008, the Company filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors.  The offering was declared effective by the Securities and Exchange Commission on March 30, 2009.  These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering.  At September 30, 2009, approximately $191,000 had been collected from the issuance of Series C certificates.  The proceeds were used to purchase church bonds.  We are considering a post effective amendment to our registration statement to offer shorter term maturities of four to seven years to investors seeking shorter term certificates in addition to the 13 to 20 year certificates that are currently being offered.

During the nine months ended September 30, 2009, our total assets decreased by approximately $2,166,000 due to a decrease in mortgage loans receivable resulting from payments, primarily the prepayment of five mortgage loans, and a decrease in real estate held for sale resulting from the sale of two properties.  Current liabilities decreased by approximately $2,059,000 for the nine months ended September 30, 2009 due to decreases in current maturities of our secured investor certificates, our line of credit balance and building funds payable.  Non-current liabilities increased by approximately $264,000 for the nine months ended September 30, 2009 due to the sale and renewal of secured investor certificates.

For the nine months ended September 30, 2009, cash from operating activities increased to approximately $937,000 from $828,000 from the comparative period ended September 30, 2008, primarily related to higher net interest margin.

For the nine months ended September 30, 2009, cash provided by investing activities was approximately $1,345,000 compared to cash provided by investing activities of approximately $197,000 from the comparative nine months ended September 30, 2008, due to a decrease in investment in bonds.

For the nine months ended September 30, 2009, cash used for financing activities increased to approximately $2,397,000 from $794,000 for the comparative nine months ended September 30, 2008, primarily due to an increase in payments on our line of credit and payments for deferred costs.

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

We estimate the value of real estate we hold for sale on a number of factors.  We look at the current condition of the property as well as current market conditions in determining fair value.  Since churches are primarily single-use facilities, the listing price of the property may be lower than the total amount owed to us.  Attorney fees, taxes, utilities and real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for sale includes estimates of expenses related to the sale of the real estate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Items 4T.  Controls and Procedures

Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2009.  Based on that evaluation, the chief executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.  The principal reason for the position is, as the Company has previously reported, due to the fact that the Company has a limited number of personnel in the finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters and greater segregation of duties which would permit checks and balances and reviews that would improve internal control.  We continue to evaluate internal controls, particularly segregation of duties, to provide greater segregation and improve overall internal control.    Some of the remediation actions we are undertaking include, but are not limited to, the following: a) having an internal control review done by an Independent Board Member who performs periodic testing of our internal controls and procedures; b) having separate oversight of bank reconciliations and other cash management procedures by individuals who are not involved in the day to day operations of the Company; and c) improved monitoring of changes to financial reporting requirements.

Changes in Internal Controls Over Financial Reporting

During the nine months ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit
Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:             November 13, 2009

AMERICAN CHURCH MORTGAGE COMPANY

By:    /s/ Philip J. Myers
Philip J. Myers
            Chief Executive Officer
                   (Principal Executive Officer)

By:    /s/ Scott J. Marquis
Scott J. Marquis
                                  Chief Financial Officer and Treasurer
                                            (Principal Financial and Accounting Officer)