Form 10-K
period 2009-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2010-03-31
CIK 934543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

(952) 945-9455
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                        Yes☐  No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                       Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,871,000, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).  Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  On June 30, 2009, there were 2,472,081 shares of the registrant’s common stock outstanding.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2010
Common Stock, $0.01 par value per share	2,472,081 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2010 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

INDEX
                                                                                                                                                                                                                                                                                          Page
                                                                                                                                                                                                                                                                                           No.
PART I

Item 1.                 Business...     5

Item 1A.              Risk Factors...     13

Item 1B.               Unresolved Staff Comments...      19

Item 2.                 Properties...     19

Item 3.                 Legal Proceedings...    20

Item 4.                 RESERVED...    20

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters,
     and Issuer Purchases of Equity Securities..................................................................................................................................................................................    20

Item 6.                 Selected Financial Data...    22

Item 7.                 Management’s Discussion and Analysis of Financial Condition

Statements of Stockholders’ Equity for the years ended

Item 9.                 Changes in and Disagreements With
     Accountants on Accounting and Financial Disclosure............................................................................................................................................................    27

Item 9A(T).         Controls and Procedures...     27

Item 9B.                 Other Information...    29

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.......................................................................................................................................................     29

Item 11.                 Executive Compensation...      29

Item 12.                 Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters........................................................................................................................................................................      29

Item 13.                 Certain Relationships and Related Transactions, and Director Independence...................................................................................................................       29

Item 14.                 Principal Accounting Fees and Services...................................................................................................................................................................................       29

PART IV

Item 15.                 Exhibits, Financial Statement Schedules....................................................................................................................................................................................      30

Signatures...       31

                                                PART I

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of plans and objectives of ours or our management or Board of Directors, including any public sale of our securities, or estimates or predictions of actions by borrowers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about our business.

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements.  These risks and uncertainties include, among other things,  interest rate fluctuations as they effect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made or bonds purchased by us, which could adversely affect our ability to make distributions to our shareholders; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein, including the risks described at the end of Item 1.

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

Item 1.              Business.

General

We are a Minnesota corporation incorporated on May 27, 1994.  We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States.  The principal amount of loans we offer ranges from $100,000 to $2,000,000.  We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations.  Between the date upon which we began active business operations (April 15, 1996), and February 28, 2010, we have made 175 loans to 145 churches approximating $88,858,000, with the average principal amount of such loans being $508,000. Of the 175 loans we have made, 85 loans totaling $39,200,000 have been repaid early by the borrowing churches.  We also own, as of December 31, 2009, $12,127,000 principal amount of Church Bonds (hereinafter defined).  At no time have we paid a premium for any of the bonds in our portfolio.  Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us.  The principals of the Advisor include principals of American Investors Group, Inc., a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the “Advisor”).  We have no employees but we do have two executive officers.  The Advisor's affiliate, American Investors Group, Inc., (“American”) has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States.  In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public.  Since its inception, American has underwritten approximately 249 church bond financings, in which approximately $469,205,000 in first mortgage bonds have been sold to public investors.  The average size of single church bond financings underwritten by American since its inception is approximately $1,884,000.

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

Financing Business

Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $2,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States.  We attempt to apply our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds.  We seek to enhance returns on investments on such loans by:

•	offering terms of up to 30 years, generating the highest yields possible under current market conditions;

•	seeking origination fees (i.e. "points") from the borrower at the outset of a loan and upon any renewal of a loan;

•	making a limited amount of higher-interest rate second mortgage loans to qualified borrowers; and

•	purchasing mortgage-secured debt securities having various maturities issued by churches and other non-profit religious organizations.

Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets (hereinafter defined) on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 30% of Average Invested Assets on the date of their purchase.

“Average Invested Assets” for any period is defined as the average of the aggregated book value of the assets of the corporation invested, directly or indirectly, in loans (or interests in loans) secured by real estate, and first mortgage bonds, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each calendar month during such period.

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

Our lending and investing operations, including determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor.  Employees and agents of the Advisor conduct all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications; (iv) closing the loans; (v) servicing the loans; (vi) enforcing the terms of our loans; (vii) shareholder relations and (viii) administering our day-to-day business.  For its services, the Advisor is entitled to receive a management fee equal to 1¼% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make.  The management fee is reduced to 1% on assets from $35 million to $50 million and to .75% on assets over $50 million.  The Advisor’s management fees are computed and payable monthly.

Current First Mortgage Loan Terms

We offer prospective borrowers a selection of loan types, which include a choice of fixed or variable rates of interest indexed to the prime rate, the U.S. Treasury 10-Year Notes, or another generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions.  The terms of loans we offer may be changed by our advisor as a result of such factors as (i) the credit quality and experience of the borrowers; (ii) the terms of loans in our portfolio; (iii) competition from other lenders; (iv) anticipated need to increase the overall yield on our mortgage loan portfolio; (v) local and national economic factors; and (vi) actual experience in borrowers’ demand for the loans.  We currently offer the loan types described in the table below.  This table describes material terms of loans available from us.  The table does not purport to identify all possible terms, rates, and fees we may offer.  We may modify the terms identified below or offer loan terms different than those identified below.  Many loans are individually negotiated and differ from the terms described below.

Loan Type	Interest Rate (1)	Origination Fee (2)
25/30 Year Term (3)	Fixed @ 8.75%/8.95% respectively	3.5%
20 Year Term (3)	Variable Annually @ Prime + 2.50%	3.5%
3 Year Renewable Term (4)	Fixed @ 8.25%	3.0%
Construction 1 Year Term	Fixed @ 9.00%	2.0%

(1)	“Prime” means the prime rate of interest charged to preferred customers, as published by a federally chartered bank chosen by us. We may also tie our offered interest rates to other indexes.
(2)
These are “target” fees and negotiation of these fees with borrowers can occur.  Origination fees are generally based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to our Advisor.

(3)	Fully amortized repayment term. Amortization terms may vary, as may other loan terms, depending on individual loan negotiations and competitive forces.
(4)
Renewable term loans are repaid based on a 25-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 25 years.  We charge a fee of 1% upon the date of each renewal.  If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus a specified percentage “spread.”

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

Mortgage Loan Processing and Underwriting

Mortgage loan applications are prepared and verified by our Advisor's personnel in our Loan Origination and Underwriting Department.  Verification procedures are designed to assure a borrower's qualification under our Financing Policies which are specifically identified herein and include, among other things, obtaining:

•	applications containing key information concerning the prospective borrowers;

•	project description;

•	financial statements in accordance with our Financing Policies;

•	corporate records and other organizational documents of the borrower;

•	preliminary title report or commitment for mortgagee title insurance; and

•	a real estate appraisal in accordance with the Financing Policies.

All appraisals are prepared by independent third-party professionals who we approve based on their experience, reputation and education.  All financial statements are prepared by independent third-party professionals or a qualified accountant that we hire that is independent of the borrower.  Completed loan applications, together with a written summary are then presented to our Underwriting Committee.  Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and certain members of its staff including staff members of American.  Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals meet our underwriting criteria.  Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers.  Upon closing and funding of mortgage loans, an origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

The Company has a $4.5 million line of credit with Beacon Bank.  Interest is charged at the prime rate with a minimum interest rate of 5.00%.  When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%.  At December 31, 2009, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $4,100,000.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series “A,” Series “B” and Series “C” secured investor certificates.  The maturity date for the line is in September 2010.

Currently, we may borrow up to 300% of our shareholder’s equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor.  Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In October 2008, we filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C Secured Investor Certificates (File No. 333-154831).  The offering was declared effective by the SEC on March 30, 2009.  The Series C Certificates are being offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 4-7 and 13-20 years.  At December 31, 2009, approximately $342,000 Series C Certificates had been issued.

Previously, we have offered Series A and Series B Secured Investor Certificates, at various maturities and interest rates.  The weighted average interest rate on the certificates was 6.82% at December 31, 2009 and 2008.  Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals of Series A and Series B secured investor certificates totaled approximately $2,219,000 and $1,004,000 for the twelve months ended December 30, 2009 and 2008, respectively.  All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates.  In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

The Advisory Agreement

We have entered into a contract with the Advisor (the “Advisory Agreement”) under which the Advisor furnishes advice and recommendations concerning our business affairs, provides administrative services to us and manages our day-to-day operations.  We have no employees.  All of our personnel needs are met through the personnel and expertise of the Advisor and its affiliates.  Among other things, the Advisor:

•	serves as our mortgage loan underwriter and advisor in connection with our primary business of making loans to churches;

•	advises and selects Church Bonds to be purchased and held for investment by us;

•	services all mortgage loans we make;

•	provides marketing and advertising and generates loan leads directly and through its affiliates;

•	deals with regulatory agencies, borrowers, lenders, banks, consultants, accountants, brokers, attorneys, appraisers, insurers and others;

•	supervises the preparation, filing and distribution of tax returns and reports to governmental agencies and to shareholders and acts on our behalf in connection with shareholder relations;

•	provides office space and personnel as required for the performance of the foregoing services; and

•	as requested by us, makes reports to us of its performance of the foregoing services and furnishes advice and recommendations with respect to other aspects of our business.

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

Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the Advisor, including travel and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement.  We are required to pay all other expenses we incur in the daily operations of our business–such as the costs and expenses of reporting to various governmental agencies and the shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents; directors and officers liability insurance premiums; unreimbursed costs directly relating to closing of loan transactions; and costs relating to the enforcement of loan agreements and/or foreclosure proceedings.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor.  On July 15, 2009, our Directors reviewed and unanimously approved renewal of the Advisory Agreement for another year.  Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

(x)
The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Shareholder’s Equity of the corporation and must be reviewed by the Independent Directors at least quarterly.  The maximum amount of such borrowings cannot exceed 300% of shareholder’s equity in the absence of a satisfactory showing that a higher level of borrowing is appropriate.  Any excess in borrowing over such 300% level must be approved by a majority of Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess;

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

We do not invest in the securities of other issuers for the purpose of exercising control, to engage in the purchase and sale of investments other than as described in this Report, to offer securities in exchange for property unless deemed prudent by a majority of the Directors, or to make loans to other persons except in the ordinary course of our business as described herein.

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

Under Performing and Non-Performing Loans

As of December 31, 2009, we have seven first mortgage loans totaling approximately $4,029,000 that are three or more monthly payments in arrears.  We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties.  We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.  We have initiated foreclosure proceedings on two of these loans and expect to take possession of these churches and list their properties for sale.  In addition, we have foreclosed and have taken possession of four properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,586,000 and have listed the properties for sale through local realtors.  The fair value of the properties was $869,000 at December 31, 2009.

As of December 31, 2008, we had five first mortgage loans totaling approximately $2,188,000 that were three or more monthly payments in arrears.  In addition, we had foreclosed and had taken possession of six properties with loan balances outstanding totaling approximately $1,974,000 and had listed the properties for sale through local realtors. Three of the properties were acquired through foreclosure proceedings in 2008. The fair value of the properties was approximately $1,262,000 at December 31, 2008.

Competition

The business of making loans to churches and other non-profit religious organizations is highly competitive.  We compete with a wide variety of investors and other lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to our own.  A number of these competitors have greater financial resources, larger staffs and longer operating histories than we do.  We compete principally by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other religious organizations.  Our competitive “specialty” is in offering fixed-rate, long-term loans, which few of our competitors make available to churches.

Employees

We have no employees but we have two executive officers: Philip J. Myers, our Chief Executive Officer and President, and Scott J. Marquis, our Chief Financial Officer and Treasurer.  However, our daily operations and other material aspects of our business are managed by Church Loan Advisors, Inc. (the “Advisor”) on a “turn-key” basis using employees of the Advisor and/or its Affiliates.  At present, certain officers and directors of American and the Advisor are providing services to us at no charge and which will not be reimbursed to them.  These services include, among others, legal and analytic services relating to the execution of our business plan, development and preparation of reports to be filed under the Securities Exchange Act, and utilization of proprietary forms and documents utilized by the Advisor in connection with our business operations.

Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services.  Philip J. Myers, our Chief Executive Officer, President and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings.  The Advisor utilizes three employees of American on a part-time or other basis.  The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted through the Advisor.  However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

Operations

Our operations currently are located in the 8,200 square foot offices of the Advisor’s affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343.  These facilities are owned by Yellow Circle Partners, L.L.P., a partnership owned in part by Philip J. Myers, our Chief Executive Officer, President and a Director.  We are not separately charged any rent for our use of these facilities, or for our use of computers, copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor.  However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our shareholders.

Item 1A. Risk Factors.

Risks Related to Mortgage Lending

We Are Subject to the Risks Generally Associated with Mortgage Lending.  Mortgage lending involves various risks, many of which are unpredictable and beyond our control and foresight.  It is not possible to identify all potential risks associated with mortgage lending. Some of the more common risks encountered may be summarized as follows:

• low demand for mortgage loans

• interest rate and real estate valuation fluctuations

• changes in the level of consumer confidence

• availability of credit-worthy borrowers

• national and local economic conditions

• demographic and population patterns

• zoning regulations

• taxes and tax law changes

• availability of alternative financing and competitive conditions

• factors affecting specific borrowers

• losses associated with default, foreclosure of a mortgage, and sale of the mortgaged property

• state and federal laws and regulations

• bankruptcy or insolvency of a borrower

• borrower’s misrepresentation(s) and/or fraud

Losses Associated with Default, Foreclosure of a Mortgage and Sale of Mortgaged Property Pose Additional Risks.  We have experienced losses associated with default, foreclosure of mortgages, and sales of mortgaged properties.  The time frame to foreclose on a property varies from state to state, and delays can occur due to backlog in court dockets; we have experienced delays from 12 to 18 months.  Such delays have and can cause the value of the mortgaged property to further deteriorate due to lack of maintenance.  Theft and vandalism have also occurred on our foreclosed properties.  Some borrowers have removed fixtures and furnishings including sound systems, chairs, pulpits, appliances, mechanical and electrical systems prior to vacating the facility which further reduces the value of our collateral.  The properties also incur operating expenses pending their sale (resale marketing, property insurance, security, repairs and maintenance) and these expenses could be substantial if we cannot readily dispose of the property.  Expenses related to the foregoing and diminution in value could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company and could negatively impact the Company’s ability to pay interest on its outstanding secured investor certificates or dividends to shareholders.

Real Estate Taxes Resulting from a Foreclosure May Prevent Us from Recovering the Full Value of a Loan.  If we foreclose on a mortgage and take legal title to a church’s real estate, real estate taxes could be levied and assessed against the property since the property would no longer be owned by a non-profit entity.  These expenses would be our financial responsibility, and could be substantial in relation to our prior loan if we cannot readily dispose of the property.  Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company.

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

Fixed and Variable-Rate Debt Can Result in Yield Fluctuations.  Fixed and variable-rate debt obligations carry certain risks.  A general rise in interest rates could make the yield on a particular mortgage loan lower than prevailing rates.  This could negatively affect our value and consequently the value of our shares and certificates.  Neither we nor our advisor can predict changes in interest rates.  We will attempt to reduce this risk by maintaining medium and longer-term mortgage loans and through offering adjustable rate loans to borrowers.  We do not intend to borrow funds or sell certificates if the cost of such borrowing exceeds the income we believe we can earn from lending the funds.  The current average holding period of our debt is less than three years which has mitigated this risk in yield fluctuations.

The Mortgage Banking Industry Is Highly Competitive.  We compete with a wide variety of lenders, including banks, savings and loan associations, insurance companies, pension funds and fraternal organizations for mortgage loans.  Many competitors have greater financial resources, larger staffs and longer operating histories than we have, and thus may be a more attractive lender to potential borrowers.  We intend to compete by limiting our business “niche” to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other non-profit religious organizations.

Fluctuations in Interest Rates May Affect Our Ability to Generate New Loans.  Prevailing market interest rates impact borrower decisions to obtain new loans or to refinance existing loans, possibly having a negative effect upon our ability to originate mortgage loans.  If interest rates decrease and the economic advantages of refinancing mortgage loans increase, then prepayments of higher interest mortgage loans in our portfolio would likely reduce our portfolio’s overall rate of return (yield).

We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions.  The mortgage lending industry is subject to increased credit risks and foreclosure rates during economic downturns.  In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession.  As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties.  In addition, during such economic times we may be unable to locate as many credit-worthy borrowers.  In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate.  For example, declining real estate values would likely reduce the level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties.  Borrowers may also be less able to pay principal and interest on our loans if the real estate economy remains weak, which could result in higher default rates.  Higher default rates could adversely affect the Company’s results of operations, which could negatively impact the Company’s ability to pay interest on the certificates.  Further, declining real estate values significantly increase the likelihood that we will incur losses in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

The Company Faces Certain Risks and Uncertainties Related to Financing and Liquidity, and These Volatilities Could Have an Impact on Its Operations and Its Ability to Maintain its Long-term Capital Needs and/or Secure Additional Financing.  The Company faces certain risks and uncertainties, particularly during volatile market conditions.  In addition, liquidity remains tight in all financial markets, including the debt and equity markets. These volatilities could have an impact on operations to the extent that the Company experiences slower maturities or repayment of mortgage loans, illiquid markets for our bond portfolio, or a higher redemption rates on our secured investor certificates than has been the case historically.

Our Business May Be Adversely Affected if Our Borrowers Become Insolvent or Bankrupt.  If any of our borrowers become insolvent or bankrupt, the borrower’s mortgage payments will be delayed and may cease entirely.  For example, due to the difficult and uncertain national and economic conditions, many companies have been forced to cut employee salaries and many jobs have been either temporarily or permanently eliminated.  Because our borrowers are churches and other religious organizations who generally receive financing through charitable contributions, if their members experience a decrease in pay or lose their jobs and are unable to secure new ones, they may make fewer or no contributions to our borrowers, which could result in the borrower’s inability to make mortgage payments or make them on time.  In those situations, we may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property.  Such increased expenses paired with possible lower real estate values (having been reduced by the foregoing expenses) could adversely affect the Company’s results of operations.

We Have Fluctuating Earnings.  As mortgage lenders, we make provision for losses relating to our loan portfolio and sometimes take impairment charges due to our borrowers defaulting or declaring bankruptcy.  As the national and local economies have worsened, increases in the occurrence of such events have resulted in greater fluctuation of our earnings, which can reduce our net income.  Our earnings are also impacted by non-performing assets and the carrying cost of maintaining such assets (taxes, insurance and maintenance).  Inconsistent earnings could adversely affect the Company’s financial condition and results of operations.

Risks Related to Mortgage Lending to Churches

Churches Rely on Member Contributions to Repay Our Loans.  Churches typically rely on member contributions for their primary source of income.  As such, member contributions are the primary source used to repay our loans.  The membership of a church or the per capita contributions of its members may not increase or remain constant after a loan is funded.  A decrease in a church’s income could result in its temporary or continued inability to pay its obligation to us, which may affect our ability to pay dividends on our common stock or pay interest or principal due on the certificates.  We have no control over the financial performance of a borrowing church after a loan is funded.

Churches Depend Upon Their Senior Pastors.  A church’s senior pastor usually plays an important role in the management, leadership and continued viability of that church.  A senior pastor’s absence, resignation or death could have a negative impact on a church’s operations, and thus its continued ability to generate revenues sufficient to service its obligations to us.

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

Expenses of Foreclosure May Prevent Us From Recovering the Full Value of a Loan.  If we foreclose on a mortgage and take legal title to a church’s real estate, real estate taxes could be levied and assessed against the property until sold since the property would no longer be owned by a non-profit entity.  The property may also incur operating expenses pending its sale, such as resale marketing, property insurance, utilities, security, repairs and maintenance.  These expenses would be our financial responsibility, and could be substantial in relation to our prior loan if we cannot readily dispose of the property.  Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure.

Risks Related to Us

Our Failure to Qualify as a Real Estate Investment Trust Could Reduce the Funds We Have Available For Investment.  We operate as a real estate investment trust (“REIT”).  As a REIT, we are allowed a deduction for dividends paid to our shareholders in computing our taxable income.  Thus, only our shareholders are taxed on our taxable income that we distribute.  This treatment substantially eliminates the “double taxation” of earnings to which most corporations and their shareholders are subject.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions.

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

Conflicts of Interest Arise From Our Relationship with Our Advisor.  The terms of transactions involving our formation and the formation of our Advisor, and our contractual relationship with our Advisor, were not negotiated at arm’s-length.  Our non-independent directors and officers may have conflicts of interest in enforcing agreements between us and our Advisor.  Future business arrangements and agreements between us and our Advisor and their affiliates must be approved by our Board of Directors, including a majority of our Independent Directors.

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price.  Our common stock is not currently listed or traded on any exchange or market and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”), and it is not expected that a material market for the shares will develop any time soon.  “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2009 by other broker-dealers at prices as low as $.75 per share and as high as $3.00 per share.  In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities.  Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares.  In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Fluctuations in Interest Rates May Cause the Value of Our Shares to Fluctuate.  Prevailing market interest rates impact borrower decisions to obtain new loans or to refinance existing loans, possibly having a negative effect upon our ability to originate mortgage loans.  Fluctuations in interest rates may cause the value of the shares to fluctuate unpredictably.  If interest rates decrease and the economic advantages of refinancing mortgage loans increase, then prepayments of higher interest mortgage loans in our portfolio would likely reduce the portfolio’s overall rate of return (yield).

Interest Payments to Certificate Holders May Reduce Dividend Payments on Our Shares.  We attempt to deploy our capital into new loans at rates that provide a positive interest rate spread.  This spread, however, may be materially and adversely affected by changes in prevailing interest rates which would reduce our net income.  If this occurs, we may not have sufficient net income after paying interest on the certificates to maintain dividends to shareholders at the levels paid in the past or even to pay dividends at all.  In addition, because dividends are directly affected by the yields generated on the Company’s portfolio of loans and bonds, shareholders dividends can be expected to fluctuate significantly with interest rates generally.

Risks Related to the Indebtedness/Certificates

We May Be Unable to Generate Sufficient Cash Flow to Service Our Debt Obligations. Our ability to make payments on and refinance our indebtedness and to fund our operations depends on our ability to generate cash in the future.  Our ability to generate future cash is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors that are beyond our control.  As such, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit agreement in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

We will need to refinance all or a portion of our indebtedness on or before the maturity date of our line of credit (September 2010).  Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things: (i) our financial condition at the time; (ii) restrictions in our credit agreement or other outstanding indebtedness; and (iii) other factors, including the condition of the financial markets or the real estate and real estate lending markets. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.  If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, which could affect our tax status as a REIT.

We May Incur More Indebtedness. We may incur additional indebtedness in the future.  We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring this additional indebtedness. Under our Bylaws, as amended, we may incur indebtedness up to 300% of our shareholder’s equity, the level permitted under North American Securities Administrators Association (“NASAA”) guidelines, in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess.

There Are Potential Adverse Effects Associated with Lending Borrowed Funds.  In the past, we have deployed the proceeds from the sale of secured investor certificates into loans to, and bonds issued by, churches and other non-profit religious organizations.  We have also used our line of credit from time to time, to fund loans and purchase bonds, and intend to use our line of credit in this way in the future.  Lending borrowed funds is subject to greater risks than in unleveraged lending.  The profit we realize from lending borrowed funds is largely determined by the difference, or “spread,” between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us.  Our spread may be materially and adversely affected by changes in prevailing interest rates.  Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature.

There Is No Public Market for the Secured Investor Certificates.  There is no market for the secured investor certificates.  It is unlikely that a market will develop.  There are no current plans to list the secured investor certificates on any exchange or for a broker-dealer to make a market in the secured investor certificates.  In addition, the market for REIT securities historically has been less liquid than the markets for other types of publicly-traded securities.

There Is No Sinking Fund, Insurance or Guarantee Associated With the Secured Investor Certificates.  We do not contribute funds to a separate account, commonly known as a sinking fund, to repay principal or interest on the secured investor certificates upon maturity or default.  Our secured investor certificates are not certificates of deposit or similar obligations of, or guaranteed by, any depository institution.  Further, no governmental or other entity insures or guarantees payment on the secured investor certificates if we do not have enough funds to make principal or interest payments.  Therefore, holders of our secured investor certificates have to rely on our revenue from operations, along with the security provided by the collateral for the secured investor certificates, for repayment of principal and interest on them.

The Collateral for the Secured Investor Certificates May Not Be Adequate If We Default.  The secured investor certificates must at all times be secured by mortgage-secured promissory notes and church bonds having an outstanding principal balance equal to at least 100% of the outstanding principal balance of the secured investor certificates.  If we default in the repayment of the secured investor certificates, or another event of default occurs, the trustee will not be able to foreclose on the mortgages securing the promissory notes and bonds in order to obtain funds to repay certificate holders.  Rather, the trustee will need to look to the revenue stream associated with our borrowers’ payments on or repayment of the promissory notes and bonds or revenue derived from sale of the promissory notes or bonds to repay certificate holders.  If the trustee chooses to rely on revenues received from our borrowers, certificate holders may face a delay in payment on certificates in the event of default, as borrowers will repay their obligations to us in accordance with amortization schedules associated with their promissory notes or bonds.  If the trustee chooses to sell promissory notes or bonds in the event of our default, the proceeds from the sales may not be sufficient to repay our obligations on all outstanding or defaulted secured investor certificates.

The Secured Investor Certificates Are Not Negotiable Instruments and Are Subject to Restrictions on Transfer.  The secured investor certificates are not negotiable debt instruments.  Rights of record ownership of the secured investor certificates may be transferred only with our Advisor’s prior written consent.  Certificate holders are not able to freely transfer the secured investor certificates.

We Are Obligated To Redeem Secured Investor Certificates Only In Limited Circumstances.  Certificate holders have no right to require us to prepay or redeem any certificate prior to its maturity date, except in the case of death or if we replace our current Advisor.  Further, even in the event of death, we will not be required to redeem secured investor certificates if we have redeemed at least $25,000 of principal amount of certificates for the benefit of estates during the calendar quarter.  There is no present intention to redeem secured investor certificates prior to maturity except in the case of death of a certificate holder.

We May Not Have Sufficient Available Cash to Redeem Secured Investor Certificates If We Terminate Our Advisory Agreement with Our Current Advisor.  We will be required to offer to redeem all outstanding secured investor certificates if we terminate our advisory agreement with Church Loan Advisors, Inc., our current Advisor, for any reason.  If the holders of a significant principal amount of secured investor certificates request that we redeem their certificates, we may be required to sell a portion of our mortgage loan and church bond portfolio to satisfy the redemption requests.  Any such sale could be at a discount to the recorded value of the mortgage loans and bonds being sold.  Further, if we are unable to sell loans or church bonds in our portfolio, we may be unable to satisfy the redemption obligations.

The Indenture Contains Limited Protection For Holders of Secured Investor Certificates.  The indenture governing the secured investor certificates contains only limited events of default other than our failure to pay principal and interest on the certificates on time.  Further, the indenture provides for only limited protection for holders of certificates upon a consolidation or merger between us and another entity or the sale or transfer of all or substantially all of our assets.  If we default in the repayment of the secured investor certificates under the indenture, certificate holders will have to rely on the trustee to exercise any remedies on their behalf.  Certificate holders will not be able to seek remedies against us directly.

Risks Related to Management

We Are Dependent Upon Our Advisor.  Our Advisor, Church Loan Advisors, Inc., manages us and selects our investments subject to general supervision by our Board of Directors and compliance with our lending policies.  We depend upon our Advisor and its personnel for most aspects of our business operations.  Our success depends on the success of our Advisor in locating borrowers and negotiating loans upon terms favorable to us.  Among others, our Advisor performs the following services for us:

• mortgage loan marketing and procurement
• bond portfolio selection and investment
• mortgage loan underwriting
• mortgage loan servicing
• money management
• developing and maintaining business relationships
• maintaining “goodwill”

• managing relationships with our accountants and attorneys
• corporate management
• bookkeeping
• reporting to state, federal, tax and other regulatory authorities
• reports to shareholders and shareholder relations
• loan enforcement and collections

Our shareholders’ right to participate in management is generally limited to the election of directors.  Certificate holders have no right to participate in our management.  Certificate holders must be willing to entrust our management to our Advisor and our Board of Directors.

We Have Conflicts of Interest with Our Advisor and Affiliates.  Affiliations and conflicts of interests exist among our officers and directors and the owner and officers and directors of our Advisor and affiliates.  Our Advisor and affiliates are both controlled by our Chief Executive Officer and President, Philip J. Myers.  Our President and the officers and directors of our Advisor are involved in the church financing business through their affiliations with American Investors Group, Inc. (“American”).  American originates, offers and sells first mortgage bonds for churches.  We may purchase first mortgage bonds issued by churches through American in its capacity as underwriter for the issuing church, or as broker or dealer on the secondary market.  In such event, American would receive commissions (paid by the issuing church) on original issue bonds, or “mark-ups” in connection with any secondary transactions.  If we sell church bonds in our portfolio, the bonds will be sold through American.  We would pay American commissions in connection with such transactions, but in no event, in excess of those normally charged to customers.

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

Redemption Obligations Relating to the Secured Investor Certificates May Affect Our Ability to Replace Our Advisor.  We will be required to offer to redeem all outstanding secured investor certificates if we terminate our advisory agreement with Church Loan Advisors, Inc.  Our Independent Directors are required to review and approve the advisory agreement with our Advisor on an annual basis.  The redemption provision relating to the secured investor certificates may have the effect of reducing our ability to replace our current Advisor.

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

The Collateral For Our Loans and Our Lenders May Be Subject to Environmental Claims.  If there are environmental problems associated with the real estate securing any of our loans, the associated remediation or removal requirements imposed by federal, state and local laws could affect our ability to realize value on our collateral or our borrowers’ ability to repay their loans.

Item 1B. Unresolved Staff Comments

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

Item 2.   Properties.

Our operations are located in the leased offices of American Investors Group, Inc., in Minnetonka, Minnesota.  It is expected that for the foreseeable future our operations will continue to be housed in these or similar leased premises along with American's operations and those of the Advisor.  We are not directly charged for rent, nor do we incur other costs relating to such leased space, because our Advisor includes these expenses in the Advisory Fee.

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2009, we have five properties acquired through foreclosure (one via deed in lieu of foreclosure) with  loan balances outstanding totaling approximately $1,586,000.  We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure.  The Church is still occupying the property and paying rent while trying to either sell the building or obtain re-financing.  Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions.  The fair value of our real estate held for re-sale is approximately $869,000 as of December 31, 2009.  Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties.  The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions.  We principally lend to churches, which are commonly exempt from zoning restrictions.  However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers.  On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use.  As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use.  Descriptions of the four properties we have acquired through foreclosure (one via deed in lieu of foreclosure) are listed below.

Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004.  The church congregation has disbanded and the church’s property is currently which consists of a single church building located in a residential area and a commercial store-front building, is currently unoccupied.  We have taken possession of the church property and have listed the property for sale through a local realtor.  The property is reflected in Real Estate Held for Sale at $80,000.

Foreclosure of a $419,000 loan was completed on a church located in Dayton, Ohio in August 2006.  During 2009, this property was being sold for $100,000 under a land sale contract, which is being recorded under the deposit method.  The value of the property of $100,000 is reflected in Real Estate Held for Sale at December 31, 2009 pending full receipt of proceeds of the sale.  At December 31, 2009, we have received $20,000, which is recorded as a deposit.  Title to the property will transfer upon receipt of the final installment scheduled for July 2011.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005.  The church congregation has disbanded and the church’s property is currently unoccupied.  We have taken possession of the church and have listed the property for sale through a local realtor.  The property is included in Real Estate Held for Sale at December 31, 2009 at $279,000. This property is located in a residential area.

Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008.  The Company has taken possession of the property and has listed it for sale through a local realtor.  The property is included in Real Estate Held for Sale at December 31, 2009 at $184,000.  This property is located in a residential area.

We received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located.  Due to the value of the property ($360,000) versus the amount owed to us ($239,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity.  The church is paying us monthly rent until the property is refinanced or sold.  We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2009.

Item 3.   Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4.   RESERVED.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of February 28, 2010, 2,472,081 shares of our common stock and $20,509,000 of secured investor certificates were issued and outstanding.  We sold $277,000 of the bonds in our portfolio in 2009.

Lack of Liquidity and Absence of Public Market Price.

There is virtually no market for our common shares.  It is not expected that a material market for the shares will develop any time soon.  In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities.  Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares.  In addition, the market price, if a market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.  Our common stock is not currently listed or traded on any exchange or market and is not quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”).

Our Class A Common Stock, $.01 par value per share, traded on the over-the-counter market Pink Sheets under the symbol “ACMC.PK” from September 4, 2007 through December 31, 2009.  The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2008 and 2009.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar Year 2009
First Quarter	$0.75	$0.75
Second Quarter	$3.00	$0.75
Third Quarter	$2.80	$1.30
Fourth Quarter	$3.00	$2.00

Calendar Year 2008
First Quarter	$4.94	$3.29
Second Quarter	$4.87	$3.65
Third Quarter	$5.25	$2.50
Fourth Quarter	$3.25	$1.20

Repurchase of Our Shares

Although our shares of common stock are not redeemable by us, we may at our complete discretion, repurchase shares offered to us from time to time by our shareholders.  In such event, we may pay whatever price the Advisor, a related party, deems appropriate and reasonable, and any such shares repurchased will be re-designated as “unissued,” will no longer be entitled to distribution of dividends and will cease to have voting rights.  The Company’s board of directors has authorized the repurchase of shares subject to availability of capital and generally limited to prices at which no dilution of equity (book value) is experienced by remaining shareholders.  During fiscal 2009, we did not repurchase any shares.

On January 27, 2010, the Board of Directors approved a stock repurchase program which permitted shareholders of the Company to submit shares in exchange for the Company’s Series C Secured Investor Certificates (“Certificates”).  The program offered to shareholders an exchange of one $1,000 principal amount Certificate for each 200 shares submitted (a $5.00 per share conversion ratio).  To qualify for participation, a shareholder was required to submit a minimum of 200 shares, but in any case, all shares that he/she owned; odd-lots above each 200 shares submitted were to be exchanged for $5.00 cash for each odd-lot share or portion thereof.  The program was administered on a first-come, first-served basis, and, unless increased or decreased in the discretion of the Board, the program was limited to 500,000 shares ($2.5 million worth of Certificates).  As of March 31, 2010, 500,000 shares have been submitted requesting their shares be exchanged.  We anticipate the exchange occurring in the second quarter of 2010.  The Board has not authorized any additional repurchases of shares over 500,000.

Holders of Our Common Shares

As of February 28, 2010, we had 1,046 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2009 and 2008 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2009	2008	2009	2008
March 31st	$.090	$.100	3.60%	4.00%
June 30th	$.110	$.100	4.40%	4.00%
September 30th	$.100	$.100	4.00%	4.00%
December 31st	$.100	$.050	4.00%	2.00%
Totals:	$.400	$.350	4.00%	3.50%

As a Real Estate Investment Trust, we make regular quarterly distributions to shareholders.  The amount of distributions to our shareholders must equal at least 90% of our “real estate investment trust taxable income” in order for us to retain REIT status.  Shareholder distributions are estimated for our first three quarters each fiscal year and adjusted annually based upon our final year-end financial report.  Cash available for distribution to our shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any permitted temporary investments made us.  All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of real estate investment trust status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

From time to time we offer the sale of shares of our common stock, the proceeds of which are typically to fund loans to be made by us.  Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected.  We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity.  However, there can be no assurance that these strategies will improve current yields to our shareholders.  In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.”  For the fiscal year ended December 31, 2009, we distributed substantially all of our taxable income to our shareholders in the form of quarterly dividends.  We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above.  The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

Funds available to us from the repayment of principal (whether at maturity or otherwise) of loans made by us, or from sale or other disposition of any properties or any of our other investments, may be reinvested in additional loans to churches, invested in mortgage-backed securities issued by churches or other non-profit organizations, or in permitted temporary investments, rather than distributed to the shareholders.  We can pass through the capital gain character of any income generated by computing its net capital gains and designating a like amount of our distribution to our shareholders as “capital gain dividends.”  The distribution requirement to maintain qualification as a real estate investment trust does not require distribution of net capital gains, if generated.  However, if we decide to distribute any such gains, undistributed net capital gains (if any) will be taxable to us.  The Board of Directors, including a majority of the Independent Directors, will determine whether and to what extent the proceeds of any disposition of property will be distributed to our shareholders.

Equity Compensation Plans

We do not have any equity compensation plans under which equity securities of the Company are authorized for issuance.

Item 6.  Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Annual Report beginning at page F-1.

Financial Condition

Our total assets decreased from $46,961,200 at December 31, 2008 to $44,342,510 at December 31, 2009. The primary reason for the decrease in total assets from December 31, 2007 through December 31, 2009 was a decrease in mortgage loans receivable due to the payoff of loans.  The funds were used to meet principal payments due on maturing certificates and pay-down our line of credit.  Shareholders’ equity decreased from $20,323,684 at December 31, 2008 to $19,748,461 at December 31, 2009.  This was primarily due to distributions, in the form of dividends, of approximately $989,000 which was partially offset by net income of approximately $414,000 for 2009.  Our primary liabilities at December 31, 2009 and 2008 were our secured investor certificates, which were $20,162,000 and $21,638,000 respectively, and our line of credit, which was $4,100,000 and $4,500,000, respectively.  We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month.

Comparison of the fiscal years ended December 31, 2009 and 2008

The following table shows the results of our operations for fiscal 2009 and 2008:

Statement of Operations Data	2009	2008

Interest and other income	$3,667,091	$3,690,434
Interest expense	1,788,714	2,066,432
Net Interest Income	1,878,377	1,624,002
Total provision for losses on mortgage loans and bonds	533,458	352,670
Net Interest Income after provision for mortgage and bonds losses	1,344,919	1,271,332
Operating expenses	746,468	781,439
Real estate impairment losses	187,000	460,865
Total operating expenses	933,468	1,242,304
Operating income	411,451	29,028
Other income	2,158	21,403
Net Income	$413,609	$50,431
Basic and diluted earnings per share	$0.17	$0.02

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 50 consecutive quarterly dividend payments to shareholders.  These dividend payments have resulted in an average annual return of 6.80% to shareholders.  Each loan funded during the quarter generates origination income which is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under generally accepted accounting principles (“GAAP”). We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net income under GAAP accounting for our year ended December 31, 2009 was $413,609 on total interest and other income of $3,667,091 compared to net income of $50,431 on total interest and other income of $690,434 for the year ended December 31, 2008.  The increase in net income was primarily due to decreased interest expenses and real estate impairment charges.  We disposed of two properties in 2009.  We expect to foreclose on two additional properties in 2010 and will incur costs to secure and prepare these properties for sale.  We seek to exhaust all options available to us to before proceeding to foreclosure.  We do not foresee any foreclosures other than these two churches nor do we foresee an increase to our real estate impairment reserves.

Net interest income earned on the Company's portfolio of loans was $1,878,377 for the year ended December 31, 2009, compared to $1,624,002 for 2008.  The increase in net interest income was due to a decrease in interest expenses as a result of secured investor certificate maturities.  Excluded from revenue for the year ended December 31, 2009 is $19,000 of origination income, or “points,” we received.  Recognition of origination income under GAAP must be deferred over the expected life of each loan.  However, under tax principles, origination income is recognized in the period received.  Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2009 were $933,468 compared to $1,242,304 for our fiscal year ended December 31, 2008.  The decrease in operating expenses was primarily a result of a decrease in losses related to  real estate impairment as well as reduced carrying costs associated with foreclosed properties since we disposed of two properties during 2009.  Impairment charges on real estate held for sale were $187,000 and $460,865 for the years ended December 31, 2009 and 2008, respectively.

Our Board of Directors declared dividends of $.090 for each share of record on March 31, 2009, $.110 for each share of record on June 30, 2009, and $.100 for each share of record on September 30, 2009 and December 31, 2009 respectively.  Based on the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and assuming a share purchase price of $10.00, the dividends paid represented a 3.60%, 4.40%, 4.00% and 4.00% annualized yield to shareholders, respectively, for an effective overall annual yield of 4.00% in 2009.  Of the dividends paid to shareholders in 2008, 54% was taxable ordinary dividends, while 46% of the dividends paid to shareholders in 2009 was return of capital and is reported as non-dividend distributions.

The Company expects dividends paid in 2010 to be 100% of taxable income.

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

Currently, our bond portfolio comprises 28% of our assets under management.  The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets.  The total principal amount outstanding is $12,454,000 as of December 31, 2009.  We earned approximately $888,000 on our bond portfolio in 2009.

In addition, we are able to borrow funds in an amount up to 300% of shareholder’s equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) in order to increase our lending capacity.  We currently have a $4,500,000 secured revolving credit facility with Beacon Bank, Shorewood, Minnesota.  As of December 31, 2009 we have an outstanding balance of $4,100,000 against our line of credit.  This credit line, which has a maturity date in September 2010, is secured by a first priority interest in substantially all of the Company’s assets other than the collateral pledged to secure the Company’s Series “A,” Series “B” and Series “C” secured investor certificates.  Interest on our line of credit is payable to Beacon Bank on a monthly basis.  We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently the rate at which we can borrow funds under this line of credit is the prime rate with a minimum interest rate of 5.00%).

However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds.  When we do carry an outstanding balance on this line of credit we plan to “pay-down” any future borrowings on our line of credit by applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments.  Increases or decreases in the lending rates charged by our bank sources as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 of Series “C” Secured Investor Certificates.  The Securities and Exchange Commission declared our registration statement effective on March 30, 2009.  The certificates are offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates.  In January 2010, we amended the offering with regards to maturities.  Certificates are now offered with maturities from 4-7 and 13-20 years and interest rates from 5.25% to 7.25%.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans and bonds and potential sale of bonds; and (iii) borrowing under our existing line of credit.

Loan Loss Reserve Policy

We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgments and the need to make estimates of future events, which may or may not materialize as planned.  We record mortgage loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans.  Our loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.  Additionally, no interest income is recognized on non-performing loans that are in the foreclosure process.  At December 31, 2009, we reserved $475,960 against sixteen mortgage loans of which seven churches were three or more mortgage payments in arrears.  At December 31, 2008, we reserved $107,308 against eleven mortgage loans, of which four churches were three or more mortgage payments in arrears.

We changed our loan loss reserve policy during 2009 to reflect the changing risks in the marketplace.  This change in accounting estimate had the effect of increasing provision for loan losses by approximately $171,000 during the year ended December 31, 2009.

The total value of non-performing loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $3,645,000 and $640,000 at December 31, 2009 and 2008, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral.

As of December 31, 2009, we had seven first mortgage loans that are three or more payments in arrears.  Two of the loans are in the process of being foreclosed.  Two additional loans to the same borrower have been restructured but are still considered non-performing loans.  These two loans have an outstanding balance of approximately $910,000.  The church is current on its payments on the restructured loans.

The first non-performing loan has an outstanding balance of approximately $614,000.  The church missed twelve semi-monthly mortgage payments in 2008 and did not make any payments in 2009.  This loan is in the foreclosure process.  We plan to take possession of this property in 2010 and list it for sale through a local realtor.

The second non-performing loan has an outstanding balance of approximately $145,000.  The church missed ten mortgage payments in 2009.  This loan is in the foreclosure process.  We plan to take possession of this property in 2010 and list it for sale through a local realtor.

The third non-performing loan has an outstanding balance of approximately $400,000.  The church missed eight payments in 2009 and one payment in 2008.  This loan has been declared to be in default.  Due to the value of the property ($790,000) versus the amount owed to us, we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of their equity.  The church is paying us monthly rent until the property is refinanced or sold.

The fourth non-performing loan has an outstanding balance of approximately $1,576,000.  This loan has been declared to be in default.  The church missed two and one half payments in 2009 and two mortgage payments in 2008.  The church is working to bring its account current.

The fifth loan has an outstanding balance of approximately $241,000.  The church missed three mortgage payments in 2008, but none in 2009. The church is working to bring its account current.

The sixth loan has an outstanding balance of approximately $554,000.  The church missed three payments in 2009 and is working to bring its account current.

The seventh loan has an outstanding balance of approximately $499,000.  The church missed three mortgage payments in 2009.  The church is working to bring its account current.

We presently expect our loan loss reserves to be adequate to cover all losses.  Listed below is our current loan loss reserve policy:

Incident	Percentage of Loan Reserved	Status of Loan
1.	None	Loan is current, no interruption in payments during history of the loan, (“interruption” means receipt by us more than 30 days after scheduled payment date).
2.	None	Loan current, previous interruptions experienced, but none in the last six month period. Applies to restructured loans or loans given forbearance.
3.	None	Loan current, previous interruptions experienced, but none in the last 90 day period.
4.	1.00%	Loan serviced regularly, but 2 or 3 payments cumulative in arrears. Delinquency notice has been sent.
5.	5.00%	Loan serviced regularly, but 4 or 5 payments cumulative in arrears. Repayment plan requested.
6.	10.00%	Loan is declared to be in default. Legal counsel engaged to begin foreclosure. Additional accrual of overdue payments and penalties ceased.
7.
The greater of: (i) accumulated reserve during default period equal to principal loan balance in excess of 65% of original collateral value; or (ii) 1% of the remaining principal balance each quarter during which the default remains in effect.

Foreclosure proceeding underway.  Accrual of all overdue interest and principal payments including penalties to be expensed.  Reserve amount dependent on value of collateral.  All expenses related to enforcing loan agreements are expensed.

The Company’s Advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any, to reserve amounts in excess of its current policy.  Any additional reserve amounts will be equal to or greater than its current reserve policy.  Loan loss reserves are calculated on the remaining principal balance on the date of calculation and recorded on a quarterly basis.

Bond Loss Policy

Bond loss reserves are estimated by management and are determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuers payment history as well as (iv) historical trends.

We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church.  St. Agnes has defaulted on its payment obligations to bondholders.  We, along with all other bondholders, have a superior lien over all other creditors.  In March 2010, St. Agnes vacated the property and Herring Bank, the Trustee for the bondholders is preparing the property to be listed for sale.

We are monitoring these proceedings and have reserved $500,000 against the $2,035,000 St. Agnes bonds we own.  It is difficult to determine the correct reserve amount since no viable offers have been made for the three properties Herring Bank now owns. The condition of the three facilities is currently being determined by Herring Bank.  We are investors in the bonds issued by St. Agnes, not the loan originator.  We are not accruing any missed payments from the bonds.  The increase in the loan reserve from $400,000 to $500,000 is appropriate in our view as the collateral backing the bonds will incur deferred maintenance costs given that, in our experience, defaulting churches do not continue to repair or maintain their facilities until they either sell their properties or the default is cured.

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

    Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  The most sensitive estimates relate to the realizability of the mortgage loans receivable and the valuation of the bond portfolio and real estate held for sale.  The estimates of the realizability of the mortgage loans are based on the payment history of borrowers, current status of the loan portfolio, and general conditions in the credit market.  The valuation of the bond portfolio is based on similar debt instruments and discounted cash flows.  In addition, we incorporate the current status of the underlying borrowers when circumstances necessitate it, as in the case of the St. Agnes bonds.  It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

    We estimate the value of real estate we hold pending re-sale on a number of factors.  We look at the current condition of the property as well as current market conditions in determining a fair value, which will determine the listing price of each property.  Each property is valued based on its current listing price less any anticipated selling costs, including for example, realtor commissions.  Since churches are single use facilities the listing price of the property may be lower than the total amount owed to us.  Attorney fees, taxes, utilities along with real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for re-sale includes estimates of expenses related to the sale of the real estate.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements required by this item can be found at pages F-1 through F-17 of this Form 10-K and are deemed incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as a result of limited resources such that financial information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  More specifically, the Company has limited number of personnel performing finance and accounting functions.  Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters and greater segregation of duties which would permit checks and balances and reviews that would improve internal control.  Management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Management recognizes these are material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weaknesses described above. We continue to evaluate internal control improvements, particularly related to financial reporting for ongoing changes to our operations and segregation of duties, to provide greater segregation and improve overall internal control.  Some of the remediation actions we have undertaken include, but are not limited to, the following: a) having an internal control review done by an Independent Board Member who performs periodic testing of our internal controls and procedures; b) having separate oversight of bank reconciliations and other cash management procedures by individuals who are not involved in the day to day operations of the Company; c) improved monitoring of changes to financial reporting requirements; and d) monthly testing of our controls by individuals not involved in the day to day operations of the Company which testing is then reviewed by our Chief Financial Officer.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 3, 2010, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 3, 2010, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 3, 2010, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 3, 2010, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about May 27, 2010, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.2	Trust Indenture between the Company and The Herring National Bank dated April 26, 2002	3
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	4
4.4	First Supplemental Indenture to 2002 Indenture dated July 2, 2007	2
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	5
4.7	Description of Share Repurchase Program and related Shareholder Letter and Reservation Form	6
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.2	Security Agreement between the Company and The Herring National Bank, as Trustee dated April 26, 2002	3
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	4
10.4	Form of Loan and Security Agreement by and between the Company and Beacon Bank	8
10.5	Form of Revolving Note	8
10.6	Form of Securities Account Control Agreement by and among the Company, Herring Bank and Beacon Bank	8
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-75836), filed April 26, 2002.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 99.1), filed February 2, 2010.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed September 17, 2008.
(9)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 31, 2010	By: /s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date: 03/31/2010
Philip J. Myers
President, Treasurer and Director

By:	/s/ Dennis J. Doyle	Date: 03/31/2010
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date: 03/31/2010
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date: 03/31/2010
Kirbyjon H. Caldwell, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

December 31, 2009 and 2008

[Missing Graphic Reference]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheets of American Church Mortgage Company as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. American Church Mortgage Company management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

                                                                /s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.

                                                                                                                                                     Certified Public Accountants

Minneapolis, Minnesota
March 31, 2010

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	December 31
ASSETS	2009	2008

Current Assets
Cash and equivalents	$67,137	$271,373
Accounts receivable	130,338	133,638
Interest receivable	157,442	154,466
Current maturities of mortgage loans receivable, net of
allowance of $475,960 and $107,308 and deferred
origination fees of $31,763 and $32,531 at
December 31, 2009 and 2008, respectively	490,577	463,841
Current maturities of bond portfolio	960,000	342,000
Prepaid expenses	6,277	9,724
Total current assets	1,811,771	1,375,042

Mortgage Loans Receivable, net of current maturities and	29,932,970	32,100,196
deferred origination fees of $522,308 and $56,915 at
December 31, 2009 and 2008, respectively

Bond Portfolio, net of current maturities	10,972,496	11,536,937

Real Estate Held for Sale	869,232	1,261,832

Deferred Offering Costs,
net of accumulated amortization of $586,339 and $983,072
at December 31, 2009 and 2008, respectively	776,041	687,193

Total Assets	$44,362,510	$46,961,200

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	December 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

Current Liabilities
Current maturities of secured investor certificates	$1,151,000	$3,969,000
Line of credit	4,100,000	4,500,000
Accounts payable	67,865	23,317
Building funds payable	16,976	352,595
Dividends payable	247,208	123,604
Total current liabilities	5,583,049	8,968,516

Deposit on real estate held for sale	20,000	-

Secured Investor Certificates, Series A, net of current maturites	4,249,000	3,151,000
Secured Investor Certificates, Series B, net of current maturites	14,420,000	14,518,000
Secured Investor Certificates, Series C, net of current maturites	342,000	-

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 2,472,081 shares at
December 31, 2009 and 2008	24,721	24,721
Additional paid-in capital	22,814,911	22,814,911
Accumulated deficit	(3,091,171)	(2,515,948)
Total stockholders’ equity	19,748,461	20,323,684

Total liabilities and stockholders' equity	$44,362,510	$46,961,200

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31
	2009	2008

Interest and Other Income	$3,667,091	$3,690,434

Interest Expense	1,788,714	2,066,432

Net Interest Income	1,878,377	1,624,002

Provision for losses on mortgage loans receivable	433,458	52,670
Provision for losses on bonds	100,000	300,000
Provision for Losses on Mortgage Loans Receivable and Bonds	533,458	352,670

Net Interest Income after Provision for Mortgage and Bond Losses	1,344,919	1,271,332

Operating Expenses
Other operating expenses	746,468	781,439
Real estate impairment	187,000	460,865
Total operating expenses	933,468	1,242,304

Operating Income	411,451	29,028

Other Income	2,158	21,403

Net Income	$413,609	$50,431

Income Per Share - Basic and Diluted	$0.17	$0.02

Dividends Declared Per Share	$0.40	$0.35

Weighted Average Shares Outstanding - Basic and Diluted	2,472,081	2,480,392

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2007	2,493,595	$24,936	$22,927,644	$(1,699,000)

Repurchase of 21,514 shares of common stock	(21,514)	(215)	(112,733)

Net income				50,431

Dividends declared				(867,379)

Balance, December 31, 2008	2,472,081	$24,721	$22,814,911	$(2,515,948)

Net income				413,609

Dividends declared				(988,832)

Balance, December 31, 2009	2,472,081	$24,721	$22,814,911	$(3,091,171)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31
	2009	2008

Cash Flows from Operating Activities
Net income	$413,609	$50,431
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	187,000	460,865
Provision for losses on mortgage loans receivable	368,652	52,670
Provision for losses on bond portfolio	100,000	300,000
Amortization of loan origination discounts	(62,603)	(102,152)
Amortization of deferred costs	125,372	159,972
Recognition of loan costs with line of credit refinancing	-	178,941
Change in assets and liabilities
Accounts receivable	3,300	(55,067)
Interest receivable	(2,976)	(3,361)
Prepaid expenses	3,447	(2,652)
Accounts payable	44,548	(5,624)
Accrued expenses	-	(18,022)
Net cash from operating activities	1,180,349	1,016,001

Cash Flows from Investing Activities
Investment in mortgage loans	(375,619)	(1,954,644)
Proceeds from origination fees	19,228	73,022
Collections of mortgage loans	2,065,763	2,709,320
Investment in bonds	(553,979)	(1,372,355)
Proceeds from bonds	400,420	457,131
Proceeds from sale of property	15,050	180,532
Net cash provided by investing activities	1,570,863	93,006

Cash Flows from Financing Activities
Proceeds from/payments on line of credit, net	(400,000)	1,150,000
Proceeds from secured investor certificates	342,000	-
Payments on secured investor certificates issued	(1,818,000)	(1,193,000)
Payments for deferred costs	(214,220)	(98,349)
Stock redemptions	-	(112,948)
Dividends paid	(865,228)	(868,455)
Net cash used for financing activities	(2,955,448)	(1,122,752)

Net Decrease in Cash and Equivalents	(204,236)	(13,745)

Cash and Equivalents - Beginning of Period	271,373	285,118

Cash and Equivalents - End of Period	$67,137	$271,373

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31
	2009	2008

Supplemental Cash Flow Information

Dividends payable	$247,208	$123,604

Mortgages and accounts receivable reclassified to
real estate held for sale	$-	$989,083

Mortgage loans closed but not paid	$16,976	$352,595

Real estate held for sale reclassified to mortgage loans	$205,550	$645,000

Line of credit refinanced	$-	$4,200,000

Interest paid	$1,658,230	$2,084,454

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

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

The Company maintains accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  Cash in money market funds is not federally insured. The Company had $5,000 in a money market fund account at December 31, 2009 and 2008, respectively.  The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value.  While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity in the short term.  The Company has classified $960,000 and $342,000 in bonds as current assets as of December 31, 2009 and 2008, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2010 and 2009, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses.  The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio.  This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection.  Additionally, no interest income is recognized on impaired loans that are in the foreclosure process or declared to be in default.  At December 31, 2009, the Company reserved $475,960 for sixteen mortgage loans, of which seven are three or more mortgage payments in arrears.  Two of the loans are in the foreclosure process.  At December 31, 2008, the Company reserved $107,308 for eleven mortgage loans, of which four were three or more mortgage payments in arrears.  One of the loans was in the foreclosure process.

The Company made a change to the loan loss reserve policy during 2009 to reflect the changing risks in the marketplace accelerating the recording of losses for payments in arrears.  This change in accounting estimate has the effect of increasing the provision for loan losses by approximately $171,000 during the year 2009.

A summary of transactions in the allowance for credit losses for the years ended December 31 is as follows:

	2009	2008
Balance at beginning of year	$ 107,308	$ 72,056
Provision for additional losses	433,458	52,670
Charge-offs	(64,806)	(17,418)
Balance at end of year	$ 475,960	$ 107,308

The total impaired loans, which are loans that are in the foreclosure process or are no longer performing, were approximately $3,645,000 and $640,000 at December 31, 2009 and 2008, respectively, which the Company believes is adequately secured by the underlying collateral.

Loans totaling approximately $1,294,000 and $901,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2009 and 2008, respectively.  The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed impaired and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

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

Foreclosure was completed in 2006 on a church located in Dayton, Ohio.  The Company owns and took possession of the church and listed the property for sale through a local realtor.  The sale contract was executed in July 2009.  The Company agreed to sell the property for $100,000 under a three year land contract.  An initial payment of $20,000 was received in July 2009.  A payment of $25,000 is due in April 2010 and a final payment of $55,000, plus accrued interest is due in July 2011.  As title has not transferred to the buyer, the sale is not considered complete.  Upon receipt of final payment, title to the property will transfer to the buyer and the sale will be considered fully consummated.

Foreclosure was completed in 2008 on a church located in Anderson, Indiana.  The Company owns and took possession of the property in May 2008 and listed it for sale.

Foreclosure was completed in 2008 on a church located in Lancaster, Texas.  The Company owns and took possession of the property in July 2008 and listed the property for sale.  The Company sold the property in April 2009 for $234,000.  The Company provided a twenty five year fully amortized fixed rate loan to the buyer which is a church.  The Company recovered $209,000 in the sale of the property after providing funding to the church to install a new parking lot.

A deed in lieu of foreclosure was received in 2008 from a church located in Pine Bluff, Arkansas.  The Company owns and took possession of the church while the church attempts to obtain financing from another lender.  If alternative financing cannot be obtained, the Company will list the church for sale with a local realtor.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

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

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is deemed not recoverable and exceeds fair value as determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third party independent appraisals.

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

The Company evaluated its recognition of income tax benefits using a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

 50%. Primarily due to the Company’s tax status as a REIT, the Company does not have any significant tax uncertainties that would require recognition or disclosure.

Subsequent Events

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis and until terminated or modified by the Board of Directors an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lots above 200 shares converted into certificates, the sum of $5.00 cash for odd-lot share or portion thereof. As of March 31, 2010, 500,000 shares have been submitted requesting their shares be exchanged.

In December 2009, the Company filed a post-effective amendment with the Securities and Exchange Commission to add additional maturities to its current offering of Series C Secured Investor Certificates.  The post-effective amendment offering was declared effective on January 7, 2010.  The Company is now offering four, five, six and seven year maturities on Series C secured investor certificates in addition to thirteen to twenty year certificates maturities on certificates.

2.  FAIR VALUE MEASUREMENT

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis.  We recorded impairment charges on our St. Agnes bonds (Note 3), which totaled $100,000 and $300,000 for the years ended December 31, 2009 and 2008, respectively.

The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input.  The resulting impairment charges were $187,000 and $461,000 for the years ended December 31, 2009 and 2008, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2009	Fair Value	Level 3

Bond portfolio	$11,932,496	$11,932,496

		Fair Value Measurement
December 31, 2008	Fair Value	Level 3

Bond portfolio	$11,878,937	$11,878,937

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2008	$11,878,937
Purchases	553,979
Proceeds	(400,420)
Provision for other than temporary losses	(100,000)
Balance at December 31, 2009	$11,932,496

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2009, the Company had first mortgage loans receivable totaling $31,433,578.  The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.37% at December 31, 2009.  The Company had first mortgage loans receivable totaling $33,268,791 that bore interest ranging from 7.50% to 12.00% with a weighted average of approximately 8.80% at December 31, 2008.

The Company has a portfolio of secured church bonds at December 31, 2009 and December 31, 2008, which are carried at fair value.  The bonds pay either semi-annual or quarterly interest ranging from 4.25% to 10.40%.  The aggregate par value of secured church bonds equaled approximately $12,454,000 at December 31, 2009 with a weighted average interest rate of 7.95% and approximately $12,298,000 at December 31, 2008 with a weighted average interest rate of 7.74%.  These bonds are due at various maturity dates through July 2009.  Two bond issues comprised 44% of the Company’s

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

bond portfolio at December 31, 2009 and 2008, respectively.  The Company has a provision for losses of $500,000 and $400,000 at December 31, 2009 and 2008, respectively, for the First Mortgage Bonds issued by St. Agnes Missionary Baptist Church bond series that is in default.  This bond series is approximately 16% and 17% of the bond portfolio at December 31, 2009 and 2008, respectively.  The Company had maturities and redemptions of bonds of approximately $554,000 and $1,372,000 of bonds in 2009 and 2008, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2009, is as follows:

	Mortgage Loans	Bond Portfolio

2010	$1,001,900	$180,000
2011	618,064	528,000
2012	686,590	357,000
2013	1,372,342	665,000
2014	925,026	799,000
Thereafter	26,849,656	9,903,496
	31,453,578	12,432,496
Less loan loss and bond loss provisions	(475,960)	(500,000)
Less deferred origination income	(554,071)	_________
Totals	$30,423,547	$11,932,496

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has a provision for losses of $500,000 and $400,000 for the First Mortgage Bonds at December 31, 2009 and December 31, 2008, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.  In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments.  Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010.  The trustee is currently preparing the three properties for sale.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates.  The weighted average interest rate on the certificates was 6.44% and 6.86% at December 31, 2009 and 2008, respectively.  Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals total approximately $2,219,000 and $1,004,000 during 2009 and 2008, respectively.  The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2009 is as follows:

2010	$1,151,000
2011	902,000
2012	1,271,000
2013	1,158,000
2014	711,000
Thereafter	14,969,000

Totals	$20,162,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates.  The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010.  The certificates are being offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates, and maturities from 4, 5, 6 and 7 to 13 to 20 years.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  At December 31, 2009, approximately 3,420 Series C certificates had been issued for $342,000.

5.  LINE OF CREDIT

The Company has a $4,500,000 line of credit with Beacon Bank until September 2010.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000.  Interest on the line of credit is charged monthly at the prime rate with minimum interest of 5.00%.  If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series A, Series B and Series C Secured Investor Certificates.  The line of credit has various financial and non-financial covenants.  At December 31, 2009 and 2008, the interest rate on the line of credit was 5.00% with outstanding balances of $4,100,000 and $4,500,000, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

6.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”).  The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services.  The Advisor and the Company are related through common ownership and common management.  The Company paid the Advisor management and origination fees of approximately $386,000 and $452,000 during the periods ended December 31, 2009 and 2008, respectively.

7.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2009, the Company had pretax income of $413,609 and distributions to shareholders in the form of dividends during the tax year of $988,832.  The tax based on statutory rates to the Company, pre-dividends would have been $140,627 in 2009.  In 2008, the Company had pretax income of $50,431 and distributions to shareholders in the form of dividends during the tax year of $867,379. The tax based on statutory rates to the Company, pre-dividends, would have been $17,147 in 2008.  The Company paid out 100% of taxable income in dividends in 2009 and 2008.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

                                                                                                                                                                                                                                                                              2009                              2008

Tax based on statutory rates	$140,627	$17,147
Realized tax loss on foreclosed properties	(170,986)	(134,666)
Benefit of REIT distributions	30,359	117,519

Total provision included in operating expenses	$-	$-

The components of deferred income taxes are as follows:
                                                                                                                                                                                                                                                                               2009                             2008

Loan origination fees	$188,384	$203,132
Loan and bond loss provisions	331,826	176,527
Real-estate impairment	135,386	238,206
Valuation allowance	(655,596)	(617,865)

Total deferred income tax	$-	$-

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2009 and 2008

The total deferred tax assets are as follows:
                                                                                                                                                                                                                                                                             2009                              2008

Deferred tax assets	$655,596	$617,865
Deferred tax asset valuation allowance	(655,596)	(617,865)

Net deferred tax asset	$-	$-

The change in the valuation allowance was approximately $56,000 and $203,000 for 2009 and 2008, respectively.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

                                                                                                                                                                                                           December 31, 2009                                            December 31, 2008
                                                                                                                                                                                                 Carrying                         Fair                            Carrying                          Fair
                                                                                                                                                                                                Amount                          Value                          Amount                         Value

Cash and equivalents	$67,137	$67,137	$271,373	$271,373
Accounts receivable	130,338	130,338	141,821	141,821
Interest receivable	157,442	157,442	154,466	154,466
Mortgage loans receivable	30,423,547	27,631,900	32,564,037	33,469,004
Bond portfolio	11,932,496	11,932,496	11,878,937	11,878,937
Secured investor certificates	20,162,000	20,355,621	21,638,000	23,341,297

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality.  The credit markets in which we conduct business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the fiscal year ended December 31, 2009.  We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds.  The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs.  Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.