Form 10-Q
period 2010-05-13
AMERICAN CHURCH MORTGAGE CO
filed 2010-05-14
CIK 934543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 14, 2010
Common Stock, $0.01 par value per share	2,224,296 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.……………………………………………………………………..……...............................................................................................................................................……	2 - 3

Statements of Operations…….…………………………….………………………..............................................................................................................................................…………	4

Statements of Cash Flows……..……………………………………………………………..................................................................................................................................…………	5 - 6

Notes to Financial Statements…..……………………………………………….…………….............................................................................................................................…………	7 - 13

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….……………………………………………..........................................................................................................................…………….	14 - 18

Items 4T. Controls and Procedures……………..…………………………………………..........................................................................................................................……………..	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………………….............................................................................................................................………….	20

Item 1A. Risk Factors………………………………….…………………………………….............................................................................................................................…………...	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds……………………..........................................................................................................................…………..	20

Item 3. Defaults Upon Senior Securities……………………………………………….............................................................................................................................……………….	20

Item 4. (Removed and Reserved)……………………………..…………………...…................................................................................................................................………………	20

Item 5. Other Information……………………………………………………………………...........................................................................................................................…………..	20

Item 6. Exhibits………………………………………………….……………………………..............................................................................................................................………….	20

Signatures………………………………………………………….…………………..……................................................................................................................................…………	21

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2010

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash and equivalents	$396,393	$67,137
Accounts receivable	152,306	130,338
Interest receivable	145,428	157,442
Current maturities of mortgage loans receivable, net of
allowance of $529,452 and $475,960 and deferred
origination fees of $35,273 and $31,763 at
March 31, 2010 and December 31, 2009, respectively	415,708	490,577
Current maturities of bond portfolio	176,000	960,000
Prepaid expenses	15,171	6,277
Total current assets	1,301,006	1,811,771

Mortgage Loans Receivable, net of current maturities and
deferred origination fees of $522,605 and $522,308 at
March 31, 2010 and December 31, 2009, respectively	29,858,949	29,932,970

Bond Portfolio, net of current maturities	10,976,241	10,972,496

Real Estate Held for Sale	868,132	869,232

Deferred Offering Costs,
net of accumulated amortization of $618,250 and $586,339
at March 31, 2010 and December 31, 2009,
respectively	781,910	776,041
Total Assets	$43,786,238	$44,362,510

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2010	December 31, 2009
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 691,000	$ 1,151,000
Line of credit	3,399,860	4,100,000
Accounts payable	70,131	67,865
Building funds payable	16,976	16,976
Dividends payable	247,208	247,208
Total current liabilities	4,425,175	5,583,049

Deposit on real estate held for sale	20,000	20,000

Secured Investor Certificates, Series A, net of current maturites	4,422,000	4,249,000
Secured Investor Certificates, Series B, net of current maturites	14,404,000	14,420,000
Secured Investor Certificates, Series C, net of current maturites	794,000	342,000

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 2,472,081 shares at
March 31, 2010 and December 31, 2009	24,721	24,721
Additional paid-in capital	22,814,911	22,814,911
Accumulated deficit	(3,118,569)	(3,091,171)
Total stockholders’ equity	19,721,063	19,748,461

Total liabilities and stockholders' equity	$ 43,786,238	$ 44,362,510

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 899,809	$ 906,572

Interest Expense	423,975	449,766

Net Interest Income	475,834	456,806

Provision for losses on mortgage loans receivable	53,492	33,494

Net Interest Income after provision for mortgage losses	422,342	423,312

Operating Expenses
Other operating expenses	207,277	265,815

Operating income	215,065	157,497

Other income	4,745	859

Net Income	$ 219,810	$ 158,356

Basic and Diluted Income Per Share	$ 0.09	$ 0.06

Dividends Declared Per Share	$ 0.10	$ 0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	2,472,081	2,472,081

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$ 219,810	$ 158,356
Adjustments to reconcile net income to net cash
from operating activities:
Provision for losses on mortgage loans receivable	53,492	33,494
Amortization of loan origination discounts	(7,812)	(14,576)
Amortization of deferred costs	31,911	30,365
Change in assets and liabilities
Accounts receivable	3,387	30,436
Interest receivable	12,014	(23,735)
Prepaid expenses	(8,894)	(8,124)
Accounts payable	2,266	50,981
Net cash from operating activities	306,174	257,197

Cash Flows from Investing Activities
Investment in mortgage loans	-	(352,595)
Proceeds from origination fees	11,620	-
Collections of mortgage loans	67,335	406,141
Proceeds from bonds	780,255	326,141
Net cash provided by investing activities	859,210	379,687

Cash Flows from Financing Activities
Payments on line of credit, net	(700,140)	-
Proceeds from secured investor certificates	452,000	-
Payments on secured investor certificate maturities	(303,000)	(274,000)
Payments for deferred costs	(37,780)	(66,200)
Dividends paid	(247,208)	(123,604)
Net cash used for financing activities	(836,128)	(463,804)

Net Increase in Cash and Equivalents	329,256	173,080

Cash and Equivalents - Beginning of Period	67,137	271,373

Cash and Equivalents - End of Period	$ 396,393	$ 444,453

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$247,208	$222,487

Deferred costs in accounts payable	$-	$75,444

Interest paid	$392,064	$419,402

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2010

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

The unaudited financial statements of the Company should be read in conjunction with its December 31, 2009 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2009.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company maintains accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  Cash in money market funds is not federally insured.  The Company had approximately $54,000 and $5,000 in money market fund accounts at March 31, 2010 and December 31, 2009, respectively.  The Company has not experienced any losses in such accounts.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2010

Bond Portfolio

The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value.  While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity in the short term.  The Company has classified $176,000 and $960,000 in bonds as current assets as of March 31, 2010 and December 31, 2009, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2011 and 2010, respectively.

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses.  The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio.  This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection.  Additionally, no additional interest income is recognized on impaired loans that are declared to be in default.  At March 31, 2010, the Company reserved $529,452 for seventeen mortgage loans, of which eight are three or more mortgage payments in arrears.  Two of the loans are in the foreclosure process.  At December 31, 2009, the Company reserved $475,960 for sixteen mortgage loans, of which seven were three or more mortgage payments in arrears.  Two of the loans were in the foreclosure process.

The Company made a change to the loan loss reserve policy during 2009 to reflect the changing risks in the marketplace accelerating the recording of losses for payments in arrears.  This change in accounting estimate has the effect of increasing the provision for loan losses by approximately $171,000 during the year 2009.

A summary of transactions in the allowance for credit losses for the quarter ended March 31, 2010 is as follows:

Balance at December 31, 2009	$475,960
Provision for additional losses	53,492
Charge-offs	-
Balance at March 31, 2010	$529,452

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,670,000 and $3,645,000 at March 31, 2010 and December 31, 2009, respectively, which the Company believes is adequately secured by the underlying collateral.

Loans totaling approximately $1,953,000 and $1,294,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2010 and December 31, 2009, respectively.  The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

Subsequent Events

On April 15, 2010, the Company’s Board of Directors approved of adding 500,000 additional shares to the Company’s stock repurchase program (see Note 5).

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis.  We recorded an additional $100,000 impairment charges on our St. Agnes bonds (Note 3), which totaled $500,000 for the year ended December 31, 2009.

The fair value of real estate held for sale was based upon the listed sales price less expected realtor commission, which is a Level 3 input.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2010	Fair Value	Level 3

Bond portfolio	$11,152,241	$11,152,241

		Fair Value Measurement
December 31, 2009	Fair Value	Level 3

Bond portfolio	$11,932,496	$11,932,496

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2009	$11,932,496
Purchases	-
Proceeds	(780,255)
Provision for losses	-
Balance at March 31, 2010	$11,152,241

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2010, the Company had first mortgage loans receivable totaling $31,361,987.  The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.44% at March 31, 2010.  The Company had first mortgage loans receivable totaling $31,453,578 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.37% at December 31, 2009.

The Company has a portfolio of secured church bonds at March 31, 2010 and December 31, 2009, which are carried at fair value.  The bonds pay either semi-annual or quarterly interest ranging from 4.25% to 10.40%.  The aggregate par value of secured church bonds equaled approximately

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2010

$11,667,500 at March 31, 2010 with a weighted average interest rate of 7.93% and approximately $12,454,000 at December 31, 2009 with a weighted average interest rate of 7.95%.  These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2010, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2010 through March 31, 2011	$980,433	$176,000
April 1, 2011 through December 31, 2011	453,986	511,000
2012	668,319	351,000
2013	1,726,790	650,000
2014	919,083	701,000
Thereafter	26,613,376	9,263,241
	31,361,987	11,652,241
Less loan loss and bond loss provisions	(529,452)	(500,000)
Less deferred origination income	(557,878)	______-__
Totals	$30,274,657	$11,152,241

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has a provision for losses of $500,000 for the First Mortgage Bonds at March 31, 2010 and December 31, 2009, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.  In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments.  Lease payments began in the second quarter of 2009; however, St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010.  The trustee is currently preparing the three properties for sale.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates.  The weighted average interest rate on the certificates was 6.81% and 6.44% at March 31, 2010 and December 31, 2009, respectively.  Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals total approximately $266,000 and $407,000 for the three

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2010

months ended March 31, 2010 and 2009, respectively.  The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2010 is as follows:

April 1, 2010 through March 31, 2011	$691,000
April 1, 2011 through December 31, 2011	799,000
2012	1,271,000
2013	1,158,000
2014	941,000
Thereafter	15,451,000

Totals	$20,311,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates.  The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010.  The certificates are being offered in multiples of $1,000 with interest rates ranging from 5.25% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  At March 31, 2010, approximately 794 Series C certificates had been issued for $794,000.

5.  STOCK REPURCHASE PROGRAM

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis and until terminated or modified by the Board of Directors an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lots above 200 shares converted into certificates, the sum of $5.00 cash for odd-lot share or portion thereof. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased.  As of March 31, 2010, requests representing 500,000 shares have been submitted for share exchanges.  The Company has exchanged 247,785 shares so far during the second quarter of 2010.

6.  LINE OF CREDIT

The Company has a $4,500,000 line of credit with Beacon Bank until September 2010.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations.  Interest on the line of credit is charged monthly at the prime rate with minimum interest of 5.00%.  If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series A, Series B and Series C secured investor certificates.  The line of credit has various financial and non-financial covenants.  At March 31, 2010 and December 31, 2009, the interest rate on the line of credit was 5.00% with outstanding balances of $3,399,860 and $4,100,000, respectively.  Beacon Bank has advised the Company that it will not renew the line of credit, which is due to be renewed in September 2010.  The Company is in discussions with another bank to provide a similar line of credit.  No formal agreement has been reached.

7.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”).  The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services.  The Advisor and the Company are related through common ownership and common management.  The Company paid the Advisor management fees of approximately $96,000 and $98,000 during the periods ended March 31, 2010 and 2009, respectively.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

                                                                                                                                                                                                        March 31, 2010                                                  December 31, 2009
                                                                                                                                                                                            Carrying                          Fair                               Carrying                           Fair
                                                                                                                                                                                            Amount                         Value                            Amount                           Value

Cash and equivalents	$396,393	$396,393	$67,137	$67,137
Accounts receivable	152,306	152,306	130,338	130,338
Interest receivable	145,428	145,428	157,442	157,442
Mortgage loans receivable	30,274,657	28,036,313	30,423,547	27,631,900
Bond portfolio	11,152,241	11,152,241	11,932,496	11,932,496
Secured investor certificates	20,311,000	20,872,511	20,162,000	20,355,621

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality.  The credit markets in which we conduct business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the three months ended March 31, 2010.  We determine the fair value of the bond portfolio shown in the table above by comparing with similar church bond instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds.  The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs.  Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2009 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We have completed four public offerings of common stock, the last of which also included debt securities.  We also completed a public offering of debt securities on October 7, 2006.  We sold $14,860,000 Series B Secured Investor Certificates of the $23,000,000 offered.  On October 29, 2009, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 5.25% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years.  The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010.  At March 31, 2010, approximately 794 Series C certificates had been issued for $794,000.

We currently have seventy-two first mortgage loans aggregating $31,346,683 in principal amount, one second mortgage loan of $15,304 in principal amount and a first mortgage bond portfolio with par values aggregating $11,668,500.  Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.

Results of Operations

Net income for the Company’s three month periods ended March 31, 2010 and 2009 was approximately $220,000 and $158,000, respectively, on total interest and other income of approximately $900,000 and $907,000, respectively.  Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees.  As of March 31, 2010, the Company’s loans receivable have interest rates ranging from 5.00% to 10.25%, with an average, principal-adjusted interest rate of 8.44%.   The Company’s bond portfolio has an average

 current yield of 7.72% as of March 31, 2010.  As of March 31, 2009, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.34% and the Company’s portfolio of bonds had an average current yield of 7.72%.  The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $424,000 and $450,000 for the three month periods ended March 31, 2010 and 2009, respectively.  The decrease in interest expense was due to the maturity of secured investor certificates and the decline in the outstanding balance on our line of credit.  Net interest margin increased from 50.39% to 52.88% resulting primarily from a decline in interest expense as secured investor certificates were repaid and the payment of $700,140 on our line of credit during the three month period ended March 31, 2010.

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

Provision for losses on mortgage loans receivable increased as we recorded additional allowance against the mortgage loans.  We recorded a provision for losses on loans during the three months ended March 31, 2010 of approximately $53,000 compared to approximately $33,000 for the three months ended March 31, 2009.  At March 31, 2010, we reserved approximately $529,000 for seventeen mortgage loans, of which eight are three or more mortgage payments in arrears.  Two of these loans are in the foreclosure process.  At December 31, 2009, we reserved approximately $476,000 for sixteen mortgage loans, of which seven were three or more mortgage payments in arrears.

Our lending practices are limited to churches and other non-profit religious organizations.  The total principal amount of our second mortgage loans is limited to 20% of our average invested assets.  We currently have one second mortgage loan of approximately $15,000 in principal amount outstanding.  We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements.  We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value.  Typically, we do not loan over 70% loan to value except in extenuating circumstances.  In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2010 decreased to approximately $207,000 compared to $266,000 at March 31, 2009.  The decrease is the result of lower costs associated with real estate owned due to the disposal of properties in 2009.

Mortgage Loans and Real Estate Held for Sale

No mortgage loans were paid in full during the three months ended March 31, 2010. No new loans were funded during the three months ended March 31, 2010.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2009, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has a provision for losses of $500,000 for the First Mortgage Bonds at March 31, 2010 and December 31, 2009, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments.  Lease payments began in the second quarter of 2009; however, St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010.  The trustee is currently preparing the three properties for sale.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status.  The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States.  We earned origination fees of approximately $11,600 for the three months ended March 31, 2010 due to restructured loans.  We did not earn any origination fees for the three months ended March 31, 2009.

We paid a dividend of $.10 for each share held of record on January 26, 2010.  The dividend, which was paid January 29, 2010, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.10 for each share held of record on April 27, 2010.  The dividend, which was paid April 30, 2010, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations.  Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make.  We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds.  Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit.  Our liabilities at March 31, 2010 are primarily comprised of: dividends declared as of March 31, 2010 but not yet paid; our line of credit balance; and our secured investor certificates.

Our future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; (iii) borrowed funds; and (iv) bonds that mature or we sell from our bond portfolio.  We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years.  Nevertheless, we believe that it may be desirable, if not necessary, to sell additional securities in order to enhance our capacity to make mortgage loans on a continuous basis.  There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

We have a $4,500,000 line of credit with Beacon Bank.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations. Interest is charged at the prime rate with a minimum interest rate of 5.00%.  When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%.  At March 31, 2010, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $3,399,860.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series A, Series B, and Series C Secured Investor Certificates.

Beacon Bank has advised us that it will not renew the line of credit, which is due to expire in September 2010.  We are in discussions with another bank to provide a similar line of credit.  No formal agreement has been reached.  We will continue to pay the line of credit by either (i) selling the church bond portfolio; (ii) using proceeds from the sale of the Secured Investor Certificate offering; or (iii) use principal payments and pre-payments received from current borrowers.

On October 29, 2009, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors.  The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010.  These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering.  At March 31, 2010, approximately $794,000 had been collected from the issuance of 794 Series C certificates.  The proceeds were used to purchase church bonds and to pay down maturing certificates.

We commenced a stock repurchase program effective February 2, 2010 whereby we offered to shareholders on an ongoing basis (until terminated or modified by our Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lots above 200 shares converted into certificates, the sum of $5.00 cash for each odd-lot share or portion thereof. Our Board of Directors has approved up to 1,000,000 shares to be repurchased.  Pursuant to our share repurchase program, we have received requests to redeem 500,000 shares for $2,500,000 worth of Series C Secured Investor Certificates.  We have already redeemed 247,785 shares during the second quarter of 2010.

During the three months ended March 31, 2010, our total assets decreased by approximately $576,000 due to a decrease in mortgage loans receivable resulting from payments on mortgage loans and a decrease in the bond portfolio due to the sale of bonds.  Current liabilities decreased by approximately $1,158,000 for the three months ended March 31, 2010 due to decreases in current maturities of our secured investor certificates and our line of credit balance.  Non-current liabilities increased by approximately $609,000 for the three months ended March 31, 2010 due to the sale and renewal of secured investor certificates.

For the three months ended March 31, 2010, cash from operating activities increased to approximately $306,000 from $257,000 from the comparative period ended March 31, 2009, primarily related to higher net interest margin.

    For the three months ended March 31, 2010, cash provided by investing activities was approximately $859,000 compared to cash provided by investing activities of approximately $380,000 from the comparative three months ended March 31, 2009, due to an increase in proceeds from bonds.

For the three months ended March 31, 2010, cash used for financing activities increased to approximately $836,000 from $464,000 for the comparative three months ended March 31, 2009, primarily due to an increase in payments on our line of credit.

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

Items 4T.  Controls and Procedures

Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2010.  Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.  We continue to evaluate internal controls, particularly segregation of duties, to provide greater segregation and improve overall internal control.    Some of the remediation actions we have undertaken, and which continued during the quarter ended March 31, 2010  include, but are not limited to, the following: a) we have had an internal control review performed by an independent Board member who performs periodic testing of our internal controls and procedures; and b) we have established separate oversight of bank reconciliations and other cash management procedures by individuals who are not involved in the day to day operations of the Company.  In addition, we constantly monitor changes to financial reporting requirements.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2010, there were changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.   The Company completed its review of its internal control procedures.  This review was performed by an independent Board member.  Individuals who are not involved with the day to day operations of the Company conduct monthly cash management reviews and test to see if the Company is in compliance with its loan lending policies and procedures.  The Company has also established separate oversight of bank reconciliations and other cash management procedures by individuals who also are not involved in the day to day operations of the Company.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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

Dated:             May 14, 2010

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