Form 10-Q
period 2010-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2010-11-12
CIK 934543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2010
Common Stock, $0.01 par value per share	1,985,951 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.……………………………………………………………………..….....................................................................................................................................………	2 - 3

Statements of Operations…….…………………………….………………...................................................................................................................................…………………	4 - 5

Statements of Cash Flows……..……………………………………………….....................................................................................................................................……………..	6 - 7

Notes to Financial Statements…..…………………………………………...................................................................................................................................…….……………	8 - 15

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….………………………...............................................................................................................................……………………….	16 - 21

Items 4T. Controls and Procedures……………..…………………………………………..............................................................................................................................…..	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………..................................................................................................................................………….	22

Item 1A. Risk Factors………………………………….…………………………..................................................................................................................................…………...	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………..........................................................................................................................………………..	22

Item 3. Defaults Upon Senior Securities……………………………………...............................................................................................................................…………..…….	22

Item 4. (Removed and Reserved)……………………………..…………………………................................................................................................................................……	23

Item 5. Other Information……………………………...............................................................................................................................………………………………………..	23

Item 6. Exhibits…………………………………….................................................................................................................................…………….…………………………….	23

Signatures……………………………................................................................................................................................…………………………….…………………..………	24

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2010

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash and equivalents	$271,588	$67,137
Accounts receivable	149,589	130,338
Interest receivable	161,294	157,442
Current maturities of mortgage loans receivable, net of
allowance of $20,622 and $15,485 and deferred
origination fees of $37,671 and $31,763 at September
30, 2010 and December 31, 2009, respectively	909,750	951,052
Current maturities of bond portfolio	433,000	960,000
Prepaid expenses	11,839	6,277
Total current assets	1,937,060	2,272,246

Mortgage Loans Receivable, net of current maturities,
allowance of $642,456 and $460,475 and deferred
origination fees of $521,047 and $522,308 at September
30, 2010 and December 31, 2009, respectively	29,024,606	29,472,495

Bond Portfolio, net of current maturities	10,070,701	10,972,496

Real Estate Held for Sale	728,032	869,232

Deferred Offering Costs,
net of accumulated amortization of $677,578 and $586,339
at September 30, 2010 and December 31, 2009,
respectively	812,781	776,041
Total Assets	$42,573,180	$44,362,510

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2010	December 31, 2009
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$1,041,000	$1,151,000
Line of credit	1,850,000	4,100,000
Accounts payable	37,828	67,865
Building funds payable	16,976	16,976
Dividends payable	200,025	247,208
Total current liabilities	3,145,829	5,583,049

Deposit on real estate held for sale	45,000	20,000

Secured Investor Certificates, Series B, net of current maturites	18,339,000	18,669,000
Secured Investor Certificates, Series C	3,929,000	342,000
Total liabilities	25,458,829	24,614,049

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 2,000,246 shares at
September 30, 2010 and 2,472,081 at December 31, 2009	20,002	24,721
Additional paid-in capital	20,460,454	22,814,911
Accumulated deficit	(3,366,105)	(3,091,171)
Total stockholders’ equity	17,114,351	19,748,461

Total liabilities and stockholders' equity	$42,573,180	$44,362,510

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Interest and Other Income	$2,588,494	$2,782,502

Interest Expense	1,301,036	1,344,212

Net Interest Income	1,287,458	1,438,290

Provision for losses on mortgage loans receivable	187,118	327,520

Net Interest Income after provision for mortgage losses	1,100,340	1,110,770

Operating Expenses
Other operating expenses	585,936	646,933
Real estate impairment	139,000	95,000
	724,936	741,933

Operating income	375,404	368,837

Other income	8,205	1,706

Net Income	$383,609	$370,543

Basic and Diluted Income Per Share	$0.17	$0.15

Dividends Declared Per Share	$0.30	$0.30

Weighted Average Common Shares Outstanding -
Basic and Diluted	2,276,762	2,472,081

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Interest and Other Income	$897,691	$881,659

Interest Expense	443,690	444,903

Net Interest Income	454,001	436,756

Provision for losses on mortgage loans receivable	44,947	249,522

Net Interest Income after provision for mortgage losses	409,054	187,234

Operating Expenses
Other operating expenses	176,120	198,416
Real estate impairment	47,000	3,000
	223,120	201,416

Operating income (loss)	185,934	(14,182)

Other income	342	480

Net Income (Loss)	$186,276	$(13,702)

Basic and Diluted Income (Loss) Per Share	$0.09	$(0.01)

Dividends Declared Per Share	$0.10	$0.11

Weighted Average Common Shares Outstanding -
Basic and Diluted	2,061,930	2,472,081

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$383,609	$370,543
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	139,000	95,000
Provision for losses on mortgage loans receivable	187,118	327,520
Amortization of loan origination discounts	(24,141)	(48,684)
Amortization of deferred costs	91,239	94,015
Change in assets and liabilities
Accounts receivable	30,159	79,157
Interest receivable	(3,852)	(3,394)
Prepaid expenses	(5,562)	306
Accounts payable	(30,037)	22,921
Net cash from operating activities	767,533	937,384

Cash Flows from Investing Activities
Investment in mortgage loans	-	(375,619)
Proceeds from origination fees	28,789	6,425
Collections of mortgage loans	275,215	1,872,816
Investment in bonds	-	(542,948)
Proceeds from bonds	1,428,795	369,341
Proceeds from sale of property	-	15,050
Net cash provided by investing activities	1,732,799	1,345,065

Cash Flows from Financing Activities
Payments on line of credit, net	(2,250,000)	(900,000)
Proceeds from secured investor certificates	1,299,000	191,000
Payments on secured investor certificate maturities	(440,000)	(897,000)
Payments for deferred costs	(127,979)	(172,928)
Stock redemptions	(71,175)	-
Dividends paid	(705,727)	(618,020)
Net cash used for financing activities	(2,295,881)	(2,396,948)

Net Increase (Decrease) in Cash and Equivalents	204,451	(114,499)

Cash and Equivalents - Beginning of Period	67,137	271,373

Cash and Equivalents - End of Period	$271,588	$156,874

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$200,025	$247,208

Real estate held for sale to mortgage loans	$-	$303,600

Interest paid	$1,209,797	$1,250,197

Secured investor certificates issued
through the stock repurchase program	$2,288,000	$-

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

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

The Company maintains accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  Cash in money market funds is not federally insured.  The Company had approximately $5,000 in money market fund accounts at both September 30, 2010 and December 31, 2009.  The Company has not experienced any losses in such accounts.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

Bond Portfolio

The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value.  While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term.  The Company has classified $433,000 and $960,000 in bonds as current assets as of September 30, 2010 and December 31, 2009, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2011 and 2010, respectively.

Allowance for Mortgage Loans and Accounts Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses.  The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio.  This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection.  Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process.  At September 30, 2010, the Company reserved $663,078 for nineteen mortgage loans, of which eight are three or more mortgage payments in arrears.  Three of the loans are in the foreclosure process.  At December 31, 2009, the Company reserved $475,960 for sixteen mortgage loans, of which seven were three or more mortgage payments in arrears.  Two of the loans were in the foreclosure process.

The Company made a change to the loan loss reserve policy during 2009 to reflect the changing risks in the marketplace accelerating the recording of losses for payments in arrears.  This change in accounting estimate had the effect of increasing the provision for loan losses by approximately $171,000 during the year 2009.

A summary of transactions in the allowance for credit losses for the six and nine months ended September 30, 2010 is as follows:

Balance at December 31, 2009	$475,960
Provision for additional losses	142,171
Charge-offs	-
Balance at June 30, 2010	618,131
Provision for additional losses	44,947
Charge-offs	-
Balance at September 30, 2010	$663,078

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $3,805,000 and $3,645,000 at September 30, 2010 and December 31, 2009, respectively, which the Company believes is adequately secured by the underlying collateral.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

Loans totaling approximately $972,000 and $1,294,000 exceeded 90 days past due but continued to accrue interest as of September 30, 2010 and December 31, 2009, respectively.  The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

Reclassifications

The Company made certain reclassifications to the balance sheet as of December 31, 2009, to conform to classifications adopted as of September 30, 2010.  These reclassifications had no effect on net income (loss) or stockholders’ equity.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis.  We recorded an additional $100,000 impairment charge on our St. Agnes bonds at December 31, 2009 (see Note 3 for more information).  Total impairment charges for our bond portfolio equaled $500,000 at September 30, 2010 and December 31, 2009.

The fair value of real estate held for sale was based upon the listed sales price less expected realtor commission, which is a Level 3 input.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2010	Fair Value	Level 3

Bond portfolio	$10,503,701	$10,503,701

		Fair Value Measurement
December 31, 2009	Fair Value	Level 3

Bond portfolio	$11,932,496	$11,932,496

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2009	$11,932,496
Purchases	-
Proceeds	(1,428,795)
Provision for losses	-
Balance at September 30, 2010	$10,503,701

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2010, the Company had first mortgage loans receivable totaling $31,156,152.  The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.38% at September 30, 2010.  The Company had first mortgage loans receivable totaling $31,453,578 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.37% at December 31, 2009.

The Company has a portfolio of secured church bonds at September 30, 2010 and December 31, 2009, which are carried at fair value.  The bonds pay either semi-annual or quarterly interest ranging from

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

5.25% to 10.40%.  The aggregate value of secured church bonds equaled approximately $11,003,701 at September 30, 2010 with a weighted average interest rate of 7.92% and approximately $12,454,000 at December 31, 2009 with a weighted average interest rate of 7.95%.  These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2010, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2010 through September 30, 2011	$968,043	$433,000
October 1, 2011 through December 31, 2011	144,460	220,000
2012	621,230	351,000
2013	1,676,822	605,000
2014	866,570	681,000
Thereafter	26,879,027	8,713,701
	31,156,152	11,003,701
Less loan loss and bond loss provisions	(663,078)	(500,000)
Less deferred origination income	(558,718)	______-__
Totals	$29,934,356	$10,503,701

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has a provision for losses of $500,000 for the First Mortgage Bonds at September 30, 2010 and December 31, 2009, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.  In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments.  Lease payments began in the second quarter of 2009; however, St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010.  The trustee is currently preparing the three properties for sale.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates.  The weighted average interest rate on the certificates was 6.76% and 6.44% at September 30, 2010 and December 31, 2009, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals totaled approximately $519,000 and $1,052,000 for the nine months ended September 30, 2010 and 2009, respectively.  The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures.  All of the Series A certificates have matured as of September 30, 2010.

The estimated maturity schedule for the secured investor certificates at September 30, 2010 is as follows:

October 1, 2010 through September 30, 2011	$1,041,000
October 1, 2011 through December 31, 2011	71,000
2012	1,277,000
2013	1,158,000
2014	1,458,000
Thereafter	18,304,000

Totals	$23,309,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates.  The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010.  The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  At September 30, 2010, approximately 1,641 Series C certificates had been issued for $1,641,000.  The Company also issued 2,288 Series C certificates during the second and third quarters of 2010 through its stock repurchase program (see Note 5).

5.  STOCK REPURCHASE PROGRAM

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer.  This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction.  The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased.  As of September 30, 2010, requests representing approximately 500,000 shares have been submitted for share exchanges.  The Company exchanged 471,835 shares during the nine months ended September 30, 2010 for 2,288 Series C certificates ($2,288,000 in principal amount) and paid $71,175 in cash for remainder shares.  The cash paid is reflected on the Statements of Cash Flows as “stock redemptions.”

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

6.  LINE OF CREDIT

The Company has a $4,500,000 line of credit with Beacon Bank that matures on November 5, 2010.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations.  Interest on the line of credit is charged monthly at the prime rate with minimum interest of 5.00%.  If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates.  The line of credit has various financial and non-financial covenants with which we were in compliance at September 30, 2010.  At September 30, 2010 and December 31, 2009, the interest rate on the line of credit was 5.00% with outstanding balances of $1,850,000 and $4,100,000, respectively.  Beacon Bank has extended the line of credit, which was due to expire in September 2010, until November 5, 2010.  The interest rate on the line of credit has increased to 6.00%.  The Company has been notified by Beacon Bank that it will renew the line of credit until November 2011 with a possible extension through November 2012.  The final terms of the agreement are being negotiated between the Company and Beacon Bank.

7.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”).  The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services.  The Advisor and the Company are related through common ownership and common management.  The Company paid the Advisor management fees of approximately $96,000 during each of the three month periods ended September 30, 2010 and 2009, respectively, and $288,000 and $289,000 during the nine months ended September 30, 2010 and 2009, respectively.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$271,588	$271,588	$67,137	$67,137
Accounts receivable	149,589	149,589	130,338	130,338
Interest receivable	161,294	161,294	157,442	157,442
Mortgage loans receivable	29,934,356	33,333,795	30,423,547	27,631,900
Bond portfolio	10,503,701	10,503,701	11,932,496	11,932,496
Secured investor certificates	23,309,000	29,282,946	20,162,000	20,355,621

The fair value of the mortgage loans receivable is currently higher than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2010

with similar credit quality.  The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the nine months ended September 30, 2010.  We determine the fair value of the bond portfolio shown in the table above by comparing with similar church bond instruments in inactive markets as well as using widely accepted valuation techniques, including, for example, discounted cash flow analysis on the expected cash flows of the bonds.  The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, including the period to maturity and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs.  Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the mortgage loan industry and the financial status of religious organizations; (iv) our financing plans; and other risks detailed in the Company’s other periodic reports filed with the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

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

We have completed public offerings of common stock and debt securities.  In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years.  The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010.  At September 30, 2010, approximately 1,641 Series C certificates had been issued for $1,641,000.  The Company also issued 2,288 Series C certificates during the second and third quarters of 2010 in connection with its stock repurchase program.

We currently have seventy-two first mortgage loans aggregating $31,140,965 in principal amount, one second mortgage loan of $15,187 in principal amount and a first mortgage bond portfolio with par values aggregating $11,016,500.  Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds.  The Company has not made such investments since the fourth quarter of 2009 due principally to less than favorable conditions in the markets in which our business is generally conducted.  These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2010 Nine Months Compared to Fiscal 2009 Nine Months

Net income for the Company’s nine month periods ended September 30, 2010 and 2009 was approximately $384,000 and $371,000, respectively, on total interest and other income of approximately

$2,588,000 and $2,783,000, respectively.  Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees.  As of September 30, 2010, the Company’s loans receivable have interest rates ranging from 5.00% to 10.25%, with an average, principal-adjusted interest rate of 8.38%.   The Company’s bond portfolio has an average current yield of 7.92% as of September 30, 2010.  As of September 30, 2009, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.73% and the Company’s portfolio of bonds had an average current yield of 7.90%.  The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $1,301,000 and $1,344,000 for the nine month periods ended September 30, 2010 and 2009, respectively.  The decrease in interest expense was due to the maturity of secured investor certificates and the decline in the outstanding balance on our line of credit.  Net interest margin decreased from 51.69% to 49.74% resulting primarily from a decline in interest and other income of 7.00% compared to a decrease in interest expense of 3.20%.

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

Provision for losses on mortgage loans receivable increased for the nine months ended September 30, 2010 as we recorded additional allowance against the mortgage loans.  We recorded an additional provision for losses on loans during the nine months ended September 30, 2010 of approximately $187,000 compared to approximately $328,000 for the nine months ended September 30, 2009.  At September 30, 2010, we reserved approximately $663,000 for nineteen mortgage loans, of which eight are three or more mortgage payments in arrears.  Three of these loans are in the foreclosure process.  At December 31, 2009, we reserved approximately $476,000 for nineteen mortgage loans, of which seven were three or more mortgage payments in arrears.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations.  The total principal amount of our second mortgage loans is limited to 20% of our average invested assets.  We currently have one second mortgage loan of approximately $15,000 in principal amount outstanding.  We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements.  We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value.  Typically, we do not loan over 70% loan to value except in extenuating circumstances.  In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

Historically, loans in our portfolio are outstanding for an average of four and a half years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Operating expenses for the nine months ended September 30, 2010 decreased to approximately $725,000 compared to $742,000 at September 30, 2009.  The decrease is the result of lower costs associated with real estate held for sale.

Fiscal 2010 Third Quarter Compared to Fiscal 2009 Third Quarter

The Company had net income of approximately $186,000 for the three month period ended September 30, 2010 and experienced a loss of approximately $14,000 for the three month period ended September 30, 2009, on total interest and other income of approximately $898,000 and $882,000, respectively.  Interest expense was approximately $444,000 and $445,000 for the three month periods ended September 30, 2010 and 2009, respectively.  The increase in net interest income was approximately $17,000.  In addition, the Company experienced a reduction in provisions for losses on mortgage loans receivable in the amount of $140,000.

Operating expenses for the three months ended September 30, 2010 increased to approximately $223,000 compared to $201,000 at September 30, 2009.  The increase in operating expenses is due to an increase in real estate impairment.

Mortgage Loans and Real Estate Held for Sale

No mortgage loans were paid in full during the nine months ended September 30, 2010. No new loans were funded during the nine months ended September 30, 2010.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2009, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has a provision for losses of $500,000 for the First Mortgage Bonds held at September 30, 2010 and December 31, 2009, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status.  The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States.  We earned origination fees of approximately $10,000 and $28,800 for the three and nine months ended September 30, 2010, respectively, due to restructured loans.  We earned origination fees of approximately $6,400 for the three and nine months ended September 30, 2009.

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

We paid a dividend of $.10 for each share held of record on July 27, 2010.  The dividend, which was paid July 30, 2010, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.10 for each share held of record on October 26, 2010.  The dividend, which was paid October 29, 2010, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations.  Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make.  We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds.  Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit.  Our liabilities at September 30, 2010 are primarily comprised of: dividends declared as of September 30, 2010 but not yet paid; our line of credit balance; and our secured investor certificates.

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

We have a $4,500,000 line of credit with Beacon Bank.  Advances on the line of credit are available up to $4,500,000, subject to borrowing base limitations. Interest is charged at the prime rate with a minimum interest rate of 5.00%.  When the prime rate is greater than 6.00%, the interest rate is prime less .50%, subject to a minimum interest rate of 6.00%.  At September 30, 2010, the interest rate on the line of credit was 5.00% and we had an outstanding balance of $1,850,000.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C Secured Investor Certificates.

Beacon Bank has extended the line of credit, which was due to expire in September 2010, until November 5, 2010.  The interest rate on the line of credit has increased to 6.00%.  Beacon Bank has notified us that the line of credit will be extended through November 2011 with a possible extension through November 2012.  We are currently negotiating the terms with Beacon Bank.  A formal agreement will be finalized in  November 2010.  We will continue to pay the line of credit by either (i) selling the bonds in our church bond portfolio; (ii) using proceeds from the sale of the Secured Investor Certificates; or (iii) use principal payments and pre-payments received from current borrowers.

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors.  The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010.  These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering.  At September 30, 2010, approximately $1,641,000 had been collected from the issuance of 1,641 Series C certificates.  The proceeds were used to pay down our line of credit and maturing certificates.  We may also use proceeds from the sale of secured investor certificates to pay dividends, if needed.

We commenced a stock repurchase program effective February 2, 2010 whereby we offered to shareholders on an ongoing basis (until terminated or modified by our Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders after conversion, we paid the sum of $5.00 cash for each remaining share.  This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer.  This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction.  Our Board of Directors approved up to 1,000,000 shares to be repurchased.  Pursuant to our share repurchase program, we have redeemed 471,835 shares during the second and third quarters of 2010 in exchange for 2,288 Series C certificates ($2,288,000 in principal amount) and paid $71,175 in cash for the remainder shares.

During the nine months ended September 30, 2010, our total assets decreased by approximately $1,789,000 due to a decrease in mortgage loans receivable resulting from payments on mortgage loans and a decrease in the bond portfolio due to the sale of bonds.  Current liabilities decreased by approximately $2,437,000 for the nine months ended September 30, 2010 due to decreases in current maturities of our secured investor certificates and payments made on our line of credit balance.  Non-current liabilities increased by approximately $3,282,000 for the nine months ended September 30, 2010 due to the sale, renewal and issuance through the stock repurchase program of secured investor certificates.

For the nine months ended September 30, 2010, cash from operating activities decreased to approximately $768,000 from $937,000 from the comparative period ended September 30, 2009, primarily related to increased impairment on real estate held for sale and decreases in amortization of loan origination discounts and accounts receivable.

For the nine months ended September 30, 2010, cash provided by investing activities was approximately $1,733,000 compared to cash provided by investing activities of approximately $1,345,000 from the comparative nine months ended September 30, 2009, due to an increase in proceeds from bonds.

For the nine months ended September 30, 2010, cash used for financing activities decreased to approximately $2,296,000 from $2,397,000 for the comparative nine months ended September 30, 2009, primarily due to a decrease in payments on secured investor certificate maturities.

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

Items 4T.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2010.  Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2010 to July 31, 2010	0	$5.00	0	641,029
August 1, 2010 to August 31, 2010	22,041	$5.00	22,041	618,988
September 1, 2010 to September 30, 2010	90,823	$5.00	90,823	528,165
Totals:	112,864		112,864

*The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders after conversion, we paid the sum of $5.00 cash for each remaining share. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased.  The Company exchanged 471,835 shares during the nine months ended September 30, 2010 for 2,288 Series C certificates ($2,288,000 in principal amount) and paid $71,175 in cash for remainder shares.

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

Dated:             November 12, 2010

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