Form 10-K
AMERICAN CHURCH MORTGAGE CO
filed 2011-03-31
CIK 934543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
Common Shares, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐  No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Yes ☐   No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,811,053, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).  Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  On June 30, 2010, there were 2,113,110 shares of the registrant’s common stock outstanding.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2011
Common Stock, $0.01 par value per share	1,943,107 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2011 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

INDEX
                                                                    Page
                                                                      No.
PART I

Item 1.                 Business...          5

1A.                      Risk Factors...        13

Item 1B.               Unresolved Staff Comments......................................................................................................................................................................................        19

Item 2.                 Properties...       19

Item 3.                 Legal Proceedings...        20

Item 4.                 (Removed and Reserved)............................................................................................................................................................................................        20

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters,
     and Issuer Purchases of Equity Securities..............................................................................................................................................................        20

Item 6.                 Selected Financial Data...............................................................................................................................................................................................        22

Item 7.                 Management’s Discussion and Analysis of Financial Condition

Statements of Stockholders’ Equity for the years ended

Item 9.                 Changes in and Disagreements With

PART III

Item 10.                Directors, Executive Officers and Corporate Governance....................................................................................................................................        29

Item 11.                Executive Compensation...........................................................................................................................................................................................        29

Item 12.                Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters.....................................................................................................................................................        29

Item 13.               Certain Relationships and Related Transactions, and Director Independence.................................................................................................         29

Item 14.               Principal Accounting Fees and Services.................................................................................................................................................................         29

PART IV

Item 15.               Exhibits, Financial Statement Schedules.................................................................................................................................................................         30

Signatures...          32

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

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements.  These risks and uncertainties include, among other things,  interest rate fluctuations as they affect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made or bonds purchased by us, which could adversely affect our ability to make distributions to our shareholders; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein, including the risks described in Item 1A.

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

Item 1.              Business.

General

We are a Minnesota corporation incorporated on May 27, 1994.  We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States.  The principal amount of loans we offer ranges from $100,000 to $2,000,000.  We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations.  Between the date upon which we began active business operations (April 15, 1996), and February 28, 2011, we have made 177 loans to 147 churches approximating $89,340,000, with the average principal amount of such loans being $505,000. Of the 177 loans we have made, 86 loans totaling $39,300,000 have been repaid early by the borrowing churches.  We also own, as of December 31, 2010, $10,990,500 principal amount of Church Bonds (hereinafter defined).  At no time have we paid a premium for any of the bonds in our portfolio.  Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us.  The principals of the Advisor include principals of American Investors Group, Inc., a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the “Advisor”).  We have no employees but we do have two executive officers.  The Advisor's affiliate, American Investors Group, Inc., (“American”) has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States.  In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public.  Since its inception, American has underwritten approximately 264 church bond financings, in which approximately $436,902,000 in first mortgage bonds have been sold to public investors.  The average size of single church bond financings underwritten by American since its inception is approximately $1,655,000.

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

Current First Mortgage Loan Terms

We offer prospective borrowers a selection of loan types, which include a choice of fixed or variable rates of interest indexed to the prime rate, the U.S. Treasury 10-Year Notes, or another generally recognized reference index, and having various terms to maturity, origination fees and other terms and conditions.  The terms of loans we offer may be changed by our advisor as a result of such factors as (i) the credit quality and experience of the borrowers; (ii) the terms of loans in our portfolio; (iii) competition from other lenders; (iv) anticipated need to increase the overall yield on our mortgage loan portfolio; (v) local and national economic factors; and (vi) actual experience in borrowers’ demand for the loans.  We currently offer the loan types described in the table below.  This table describes certain material terms of loans available from us.  The table does not purport to identify all possible terms, rates, and fees we may offer.  We may modify the terms identified below or offer loan terms different than those identified below at any time.  Many loans are individually negotiated and differ from the terms described below.

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

The Company has a $1.42 million line of credit with Beacon Bank.  Interest is charged at the rate of 6.00%.  At December 31, 2010, we had an outstanding balance of $1,416,000.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates.  The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011.

Currently, we may borrow up to 300% of our stockholders’ equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor.  Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In October 2008, we filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates (File No. 333-154831).  The offering was declared effective by the SEC on March 30, 2009.  The Series C certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years.  At December 31, 2010, approximately 2,566 Series C certificates had been issued for $2,566,000.  Through its stock repurchase program, the Company also issued 2,568 Series C certificates ($2,568,000 in principal amount) during 2010 in exchange for 528,974 shares.

Previously, we have offered Series A and Series B secured investor certificates, at various maturities and interest rates.  The weighted average interest rate on all outstanding certificates was 6.73% at December 31, 2010 and 6.44% at December 31, 2009.  Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals of secured investor certificates totaled approximately $558,000 and $2,219,000 for the twelve months ended December 30, 2010 and 2009, respectively.  All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates.  In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable.  The Advisory Agreement was last approved by the Board of Directors (including a majority of the independent Directors) as of July 15, 2010.  We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor.  Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name.  Our Board of Directors shall determine that any successor Advisor possess sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor.  The Advisory Agreement was renewed for a one-year period asof July 15, 2010, and the reasonableness of our Advisor's compensation was reviewed as of this date as well.  Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

(x)
The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Stockholders’ Equity of the corporation and must be reviewed by the Independent Directors at least quarterly.  The maximum amount of such borrowings cannot exceed 300% of shareholder’s equity in the absence of a satisfactory showing that a higher level of borrowing is appropriate.  Any excess in borrowing over such 300% level must be approved by a majority of Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess;

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

Under Performing and Non-Performing Loans

As of December 31, 2010, we have ten first mortgage loans totaling approximately $5,237,000 that are three or more monthly payments in arrears.  We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties.  We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.  We have initiated foreclosure proceedings on three of these loans and expect to take possession of these churches and list their properties for sale.  In addition, we have foreclosed and have taken possession of four properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,265,000 and have listed the properties for sale through local realtors.  The fair value of the properties, which represents the carrying value, was $728,000 at December 31, 2010 after a reserve of approximately $537,000.

As of December 31, 2009, we had seven first mortgage loans totaling approximately $4,029,000 that were three or more monthly payments in arrears.  In addition, we had foreclosed and had taken possession of four properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,586,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $869,000 at December 31, 2009.

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

Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services.  Philip J. Myers, our Chief Executive Officer, President and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings.  The Advisor utilizes two employees of American on a full-time basis and one employee of American on a part-time or other basis.  The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted through the Advisor.  However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

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

• losses associated with default, foreclosure of a mortgage, and sale of the mortgaged property

• state and federal laws and regulations

• bankruptcy or insolvency of a borrower

• borrower’s misrepresentation(s) and/or fraud

Losses Associated with Default, Foreclosure of a Mortgage and Sale of Mortgaged Property Pose Additional Risks.  We have experienced losses associated with default, foreclosure of mortgages, and sales of mortgaged properties.  The time frame to foreclose on a property varies from state to state, and delays can occur due to backlog in court dockets; we have experienced delays from 12 to 18 months.  Such delays have and can cause the value of the mortgaged property to further deteriorate due to lack of maintenance.  Theft and vandalism have also occurred on certain of our foreclosed properties.  Some borrowers have removed fixtures and furnishings including sound systems, chairs, pulpits, appliances, mechanical and electrical systems prior to vacating the facility which further reduces the value of our collateral.  The properties also incur operating expenses pending their sale (resale marketing, property insurance, security, repairs and maintenance) and these expenses could be substantial if we cannot readily dispose of the property.  Expenses related to the foregoing and diminution in value could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company and could negatively impact the Company’s ability to pay interest on its outstanding secured investor certificates or dividends to shareholders.

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

Fixed and Variable-Rate Debt Can Result in Yield Fluctuations.  Fixed and variable-rate debt obligations carry certain risks.  A general rise in interest rates could make the yield on a particular mortgage loan lower than prevailing rates.  This could negatively affect our value and consequently the value of our shares and certificates.  Neither we nor our advisor can predict changes in interest rates.  We will attempt to reduce this risk by maintaining medium and longer-term mortgage loans and through offering adjustable rate loans to borrowers.  We do not intend to borrow funds or sell certificates if the cost of such borrowing exceeds the income we believe we can earn from lending the funds.  The current average holding period of our debt is approximately four and a half years, which has mitigated this risk in yield fluctuations.

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

The Company Faces Certain Risks and Uncertainties Related to Financing and Liquidity, and These Volatilities Could Have an Impact on Its Operations and Its Ability to Maintain its Long-term Capital Needs and/or Secure Additional Financing.  The Company faces certain risks and uncertainties, particularly during volatile market conditions.  In addition, liquidity remains tight in all financial markets, including the debt and equity markets. These volatilities could have an impact on operations to the extent that the Company experiences slower maturities or repayment of mortgage loans, illiquid markets for our bond portfolio, or a higher redemption rate on our secured investor certificates than has been the case historically.

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

The Limited Use Nature of Church Facilities Can Limit the Resale Value of Our Mortgage Collateral.  Our loans are secured principally by first mortgages upon the real estate and improvements owned or to be owned by borrowing churches.  Although we will require an appraisal of the premises as a pre-condition to making a loan, the appraised value of the premises cannot be relied upon as being the actual amount which might be obtained in the event we need to foreclose after a default by the borrower.  The actual liquidation value of church, school or other institutional premises could be adversely affected by, among other factors: (i) its limited use nature; (ii) the availability on the market of similar properties; (iii) the availability and cost of financing, rehabilitation or renovation to prospective buyers; (iv) the length of time the seller is willing to hold the property on the market; or (v) the availability in the area of the mortgaged property of congregations or other buyers willing to pay the fair value for a church facility.  These factors may influence our decision to restructure the terms of a non-performing loan rather than foreclosing on the church property.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price.  Our common stock is not currently listed or traded on any exchange.  “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2010 by other broker-dealers at prices as low as $2.10 per share and as high as $4.15 per share.  In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities.  Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares.  In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

We will need to refinance all or a portion of our indebtedness on or before the maturity date of our line of credit (December 2011).  Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things: (i) our financial condition at the time; (ii) restrictions in our credit agreement or other outstanding indebtedness; and (iii) other factors, including the condition of the financial markets or the real estate and real estate lending markets. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.  If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, which could affect our tax status as a REIT.

We May Incur More Indebtedness. We may incur additional indebtedness in the future.  We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring any additional indebtedness. Under our Bylaws, as amended, we may incur indebtedness up to 300% of our shareholder’s equity, the level permitted under North American Securities Administrators Association (“NASAA”) guidelines, in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess.

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

We May Not Have Sufficient Available Cash to Redeem Secured Investor Certificates If We Terminate Our Advisory Agreement with Our Current Advisor.  We will be required to offer to redeem all outstanding secured investor certificates if we terminate our advisory agreement with Church Loan Advisors, Inc., our Advisor, for any reason.  If the holders of a significant principal amount of secured investor certificates request that we redeem their certificates, we may be required to sell a portion of our mortgage loan and church bond portfolio to satisfy the redemption requests.  Any such sale could be at a discount to the recorded value of the mortgage loans and bonds being sold.  Further, if we are unable to sell loans or church bonds in our portfolio, we may be unable to satisfy the redemption obligations.

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

We Have Conflicts of Interest with Our Advisor and Affiliates.  Affiliations and conflicts of interests exist among our officers and directors and the owner and officers and directors of our Advisor and affiliates.  Our Advisor and affiliates are controlled by our Chief Executive Officer and President, Philip J. Myers.  Our President and the officers and directors of our Advisor are involved in the church financing business through their affiliations with American Investors Group, Inc. (“American”).  American originates, offers and sells first mortgage bonds for churches.  We may purchase first mortgage bonds issued by churches through American in its capacity as underwriter for the issuing church, or as broker or dealer on the secondary market.  In such event, American would receive commissions (paid by the issuing church) on original issue bonds, or “mark-ups” in connection with any secondary transactions.  If we sell church bonds in our portfolio, the bonds will be sold through American.  We would pay American commissions in connection with such transactions, but in no event, in excess of those normally charged to customers.

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

Item 1B. Unresolved Staff Comments.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2010, we have four properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding  loan balances totaling approximately $1,265,000.  We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure.  The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing.  Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions.  The fair value of our real estate held for sale, which represents the carrying value, is approximately $728,000 as of December 31, 2010 after a reserve of approximately $537,000.  Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties.  The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions.  We principally lend to churches, which are commonly exempt from zoning restrictions.  However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers.  On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use.  As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use.  Descriptions of the four properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004.  The church congregation has disbanded and the church’s property, which consists of a single church building located in a residential area and a commercial store-front building, is currently unoccupied.  We have taken possession of the church property and have listed the property for sale through a local realtor.  The property is reflected in Real Estate Held for Sale at $80,000.

Foreclosure of a $419,000 loan was completed on a church located in Dayton, Ohio in August 2006.  During 2009, this property was sold for $100,000 under a land sale contract, which is being recorded under the deposit method.  The value of the property of $100,000 is reflected in Real Estate Held for Sale at December 31, 2010 pending full receipt of proceeds of the sale.  At December 31, 2010, we have received $45,000, which is recorded as a deposit.  Title to the property will transfer upon receipt of the final installment scheduled for July 2011.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005.  The church congregation has disbanded and the church’s property is currently unoccupied.  We have taken possession of the church and have listed the property for sale through a local realtor.  The property is included in Real Estate Held for Sale at December 31, 2010 at $277,000. This property is located in a residential area.

Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008.  The Company has taken possession of the property and has listed it for sale through a local realtor.  The property is included in Real Estate Held for Sale at December 31, 2010 at $45,000.  This property is located in a residential area.

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located.  Due to the value of the property ($360,000) versus the amount owed to us ($239,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity.  The church is paying us monthly rent until the property is refinanced or sold.  We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2010.

Item 3.   Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4.   (Removed and Reserved).

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of February 28, 2011, 1,943,107 shares of our common stock and $24,439,000 of secured investor certificates were issued and outstanding.  We sold $1,373,000 of the bonds in our portfolio in 2010.

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

Our Class A Common Stock, $.01 par value per share, occasionally traded on the over-the-counter market Pink Sheets under the symbol “ACMC.PK” from September 4, 2007 through December 31, 2010.  The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2009 and 2010.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar Year 2010
First Quarter	$3.30	$2.10
Second Quarter	$2.94	$2.25
Third Quarter	$3.65	$3.00
Fourth Quarter	$4.15	$3.05

Calendar Year 2009
First Quarter	$0.75	$0.75
Second Quarter	$3.00	$0.75
Third Quarter	$2.80	$1.30
Fourth Quarter	$3.00	$2.00

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

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share.  This exchange ratio was determined by management and approved by the Board of Directors, as was established as a basis for the completion of the exchange offer.  This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction.   The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased.  As of December 31, 2010, requests representing approximately 532,000 shares have been submitted for share exchanges.  The Company exchanged 528,974 shares during 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.

Holders of Our Common Shares

As of February 28, 2011, we had 791 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2010 and 2009 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2010	2009	2010	2009
March 31st	$.100	$.090	4.00%	3.60%
June 30th	$.100	$.110	4.00%	4.40%
September 30th	$.100	$.100	4.00%	4.00%
December 31st	$.100	$.100	4.00%	4.00%
Totals:	$.400	$.400	4.00%	4.00%

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

From time to time we offer the sale of shares of our common stock, the proceeds of which are typically to fund loans to be made by us.  Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected.  We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity.  However, there can be no assurance that these strategies will improve current yields to our shareholders.  In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.”  For the fiscal year ended December 31, 2010, we distributed 94% of our taxable income to our shareholders in the form of quarterly dividends.  We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above.  The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Item 6.  Selected Financial Data.

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

Financial Condition

Our total assets decreased from $44,362,510 at December 31, 2009 to $42,606,309 at December 31, 2010. The primary reason for the decrease in total assets from December 31, 2009 through December 31, 2010 was a decrease in the bond portfolio due to the sale of bonds.  The funds were used to meet principal payments due on maturing certificates and to pay down our line of credit.  Stockholders’ equity decreased from $19,748,461 at December 31, 2009 to $16,561,491 at December 31, 2010.  This was primarily due to the redemption of shares through our stock repurchase program and distributions, in the form of dividends, of approximately $851,000 which was partially offset by net income of approximately $296,111 for 2010.  Our primary liabilities at December 31, 2010 and 2009 were our secured investor certificates, which were $24,343,000 and $20,162,000 respectively, and our line of credit, which was $1,416,000 and $4,100,000, respectively.  The maturity date of the line of credit was extended to December 31, 2011 during December 2010.  We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month.

Comparison of the fiscal years ended December 31, 2010 and 2009

The following table shows the results of our operations for fiscal 2010 and 2009:

Statement of Operations Data	2010	2009

Interest and other income	$3,385,225	$3,667,091
Interest expense	1,761,467	1,788,714
Net Interest Income	1,623,758	1,878,377
Total provision for losses on mortgage loans and bonds	435,869	533,458
Net Interest Income after provision for mortgage and bonds losses	1,187,889	1,344,919
Operating expenses	747,917	746,468
Real estate impairment	139,000	187,000
Total operating expenses	886,917	933,468
Operating income	300,972	411,451
Other income	8,353	2,158
Net Income before Provision for Income Taxes	309,325	413,609
Provision for Income Taxes	13,214	-
Net Income	$296,111	$413,609
Basic and diluted earnings per share	$0.13	$0.17

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 59 consecutive quarterly dividend payments to shareholders.  These dividend payments have resulted in an average annual return of 6.61% to shareholders who purchased shares at $10 per share in our public offerings of stock.  Each loan funded during the quarter generates origination income which is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under generally accepted accounting principles (“GAAP”). We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net income under GAAP for our year ended December 31, 2010 was $296,111 on total interest and other income of $3,385,225 compared to net income of $413,609 on total interest and other income of $3,667,091 for the year ended December 31, 2009.  The decrease in net income was primarily due to decreased interest income as the result of the sale of bonds, which reduced our interest-earning assets during 2010.

Net interest income earned on the Company's portfolio of loans was $1,623,758 for the year ended December 31, 2010, compared to $1,878,377 for 2009.  The decrease in net interest income was due to the sale of bonds, which reduced our interest-earning assets during 2010.  Excluded from revenue for the year ended December 31, 2010 is $48,000 of origination income, or “points,” we received.  Recognition of origination income under GAAP must be deferred over the expected life of each loan.  However, under tax principles, origination income is recognized in the period received.  Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2010 were $886,917 compared to $933,468 for our fiscal year ended December 31, 2009.  The decrease in operating expenses was primarily a result of a decrease in losses related to  real estate impairment as well as reduced carrying costs associated with foreclosed properties.  Impairment charges on real estate held for sale were $139,000 and $187,000 for the years ended December 31, 2010 and 2009, respectively.

Our Board of Directors declared dividends of $.100 for each share of record on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively.  Based on the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 and assuming a share purchase price of $10.00, the dividends paid represented a 4.00%, 4.00%, 4.00% and 4.00% annualized yield to shareholders, respectively, for an effective overall annual yield of 4.00% in 2010.  100% of the dividends paid to shareholders in 2010, were taxable ordinary dividends.

The Company expects dividends paid in 2011 to be 100% of taxable income unless we have a realized loss on property held for sale.

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

Our loan portfolio consists primarily of long-term fixed rate loans.  We currently do not have any short-term variable rate loans or renewable loans in our portfolio.  Historically, loans in our portfolio are outstanding for an average of approximately four and a half years.  Our borrowers are typically small independent churches with little or no borrowing history.  Once a church establishes a payment history with us, they look to re-finance their loan with a local bank, credit union or other financial institution that is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Currently, our bond portfolio comprises 26% of our assets under management.  The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets.  The total principal amount outstanding is $10,990,500 as of December 31, 2010.  We earned approximately $737,000 on our bond portfolio in 2010.

In addition, we are able to borrow funds in an amount up to 300% of shareholder’s equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) in order to increase our lending capacity.  We currently have a $1,416,000 secured revolving credit facility with Beacon Bank, Shorewood, Minnesota.  As of December 31, 2010, we have an outstanding balance of $1,416,000 against our line of credit.  The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance as of December 31, 2010 is paid by December 31, 2011.  This credit line is secured by a first priority interest in substantially all of the Company’s assets other than the collateral pledged to secure the Company’s Series B and Series C secured investor certificates.  Interest on our line of credit is payable to Beacon Bank on a monthly basis.  We believe that the rate at which we lend funds will always be higher than the cost at which we borrow the funds (currently the rate at which we can borrow funds under this line of credit is 6.00%).

However, there can be no assurance that we can always lend funds out at rates higher than the rate at which we borrow the funds.  When we do carry an outstanding balance on this line of credit we plan to “pay-down” any future borrowings on our line of credit by applying the proceeds from principal payments on our current loan portfolio payments and any loan re-payments and the proceeds from the maturation, prepayment or sale of bonds in our current portfolio.  Increases or decreases in the lending rates charged by our bank sources as well as the increase or decrease in the rate of interest charged on our loans has and likely will continue to impact interest income we will earn and, accordingly, influence dividends declared by our Board of Directors.

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 of Series “C” Secured Investor Certificates.  The Securities and Exchange Commission declared our registration statement effective on March 30, 2009.  The certificates are offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates.  In January 2010, we amended the offering with regards to maturities.  Certificates are now offered with maturities from 4-7 and 13-20 years and interest rates from 4.50% to 7.25%.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; (ii) the repayment of existing loans and bonds and potential sale of bonds; and (iii) borrowing under our existing line of credit.

Loan Loss Reserve Policy

We follow a loan loss reserve policy on our portfolio of loans outstanding. We changed our loan loss reserve policy during 2009 to reflect the changing risks in the marketplace.  This critical policy requires complex judgments and estimates.  We record mortgage loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans.  Our loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected.  Additionally, no interest income is recognized on impaired loans that are in the foreclosure process.  At December 31, 2010, we reserved $711,829 against sixteen mortgage loans, of which ten churches were three or more mortgage payments in arrears.  At December 31, 2009, we reserved $475,960 against sixteen mortgage loans, of which seven churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $2,248,000 and $3,645,000 at December 31, 2010 and 2009, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

As of December 31, 2010, we had ten first mortgage loans that are three or more payments in arrears.  Three of the loans are in the process of being foreclosed.

The first impaired loan has an outstanding balance of approximately $614,000.  The church did not make any payments in 2010 or 2009.  This loan is in the foreclosure process.  We plan to take possession of this property in 2011 and list it for sale through a local realtor.

The second impaired loan has an outstanding balance of approximately $145,000.  The church missed ten mortgage payments in 2009 and did not make any payments in 2010.  This loan is in the foreclosure process.  We plan to take possession of this property in 2011 and list it for sale through a local realtor.

The third impaired loan has an outstanding balance of approximately $526,000.  The church missed four mortgage payments in 2009 and eleven mortgage payments in 2010.    This loan is in the foreclosure process.  We plan to take possession of this property in 2011 and list it for sale through a local realtor.

The fourth impaired loan has an outstanding balance of approximately $400,000.  The church missed eight payments in 2009.  This loan has been declared to be in default.  Due to the value of the property ($780,000) versus the amount owed to us, we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of their equity.  The church is paying us monthly rent until the property is refinanced or sold.

The fifth impaired loan has an outstanding balance of approximately $564,000.  The church missed three mortgage payments in 2009 and four mortgage payments in 2010. The church is working to bring its account current.

The sixth loan has an outstanding balance of approximately $401,000.  The church missed one payment in 2009 and one payment in 2010.  The church is working to bring its account current.

The seventh and eighth loans were made to the same borrower and  have outstanding balances of approximately $291,000 and $678,000.  The church missed four mortgage payments in 2010.  The church is working to bring its account current.

The ninth loan has an outstanding balance of approximately $573,000.  The church missed one payment in 2009 and three payment in 2010.  The church is working to bring its account current.

The tenth loan has an outstanding balance of approximately $1,045,000.  The church missed three payment in 2010.  The church is working to bring its account current.

We presently expect our allowance for mortgage loans to be adequate to cover all losses.  Listed below is our current loan loss reserve policy:

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

The Company’s Advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any, to reserve amounts in excess of its current policy.  Any additional reserve amounts will be equal to or greater than its current reserve policy.  Allowance for mortgage loans are calculated on the remaining principal balance on the date of calculation and recorded on a quarterly basis.

We expect to foreclose on three properties in 2011 and will incur costs to secure and prepare these properties for sale.  We seek to exhaust all options available to us to before proceeding to foreclosure.  We do not foresee any foreclosures other than these three churches.

Bond Loss Policy

The allowance for losses on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church.  St. Agnes defaulted on its payment obligations to bondholders in June 2007.  The aggregate amount of the defaulted bonds equals $13,375,000.  We, along with all other bondholders, have a superior lien over all other creditors.  In March 2010, St. Agnes vacated the property and Herring Bank, the Trustee for the bondholders is preparing the property to be listed for sale.

We are monitoring these proceedings and have reserved $600,000 against the $2,035,000 St. Agnes bonds we own.  The condition of the three facilities is currently being determined by Herring Bank.  We are investors in the bonds issued by St. Agnes, not the loan originator.  We are not accruing any missed payments from the bonds.  The increase in the allowance from $500,000 to $600,000 is appropriate in our view as the collateral backing the bonds will incur deferred maintenance costs given that, in our experience, defaulting churches do not continue to repair or maintain their facilities until they either sell their properties or the default is cured.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church.  Agape has defaulted on its payment obligations to bondholders.  The aggregate amount of the defaulted bonds equals $7,915,000.  We, along with all other bondholders, have a superior lien over all other creditors.  Agape commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secured the First Mortgage Bonds in December 2010.  We are monitoring this proceeding and have reserved $100,000 against the $1,134,000 Agape bonds we own.  We are investors in the bonds issued by Agape, not the loan originator.  We are not accruing any missed payments from the bonds.

The aggregate amount of the defaulted bonds of both issuers equals

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

We estimate the value of real estate we hold pending re-sale based on a number of factors.  We look at the current condition of the property as well as current market conditions in determining a fair value, which will determine the listing price of each property.  Each property is valued based on its current listing price less any anticipated selling costs, including for example, realtor commissions.  Since churches are single use facilities the listing price of the property may be lower than the total amount owed to us.  Attorney fees, taxes, utilities along with real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for sale includes estimates of expenses related to the sale of the real estate.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 2, 2011, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 2, 2011, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 2, 2011, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 2, 2011, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 2, 2011, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.2	Trust Indenture between the Company and The Herring National Bank dated April 26, 2002	3
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	4
4.4	First Supplemental Indenture to 2002 Indenture dated July 2, 2007	2
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	5
4.7	Description of Share Repurchase Program and related Shareholder Letter and Reservation Form dated February 2, 2010	6
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.2	Security Agreement between the Company and The Herring National Bank, as Trustee dated April 26, 2002	3
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	4
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Form of Loan and Security Agreement by and between the Company and Beacon Bank	9
10.6	Form of Revolving Note	9
10.7	Form of Securities Account Control Agreement by and among the Company, Herring Bank and Beacon Bank	9
10.8	Commercial Debt Modification Agreement by and between American Church Mortgage Company and Beacon Bank	10
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	11
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	11
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	11
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	11

1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-75836), filed April 26, 2002.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 99.1), filed February 2, 2010.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed September 17, 2008.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 10.1) filed December 8, 2010.
(11)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CHURCH MORTGAGE COMPANY

Dated: March 31, 2011	By: /s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date: 03/31/2011
Philip J. Myers
President and Director

By:	/s/ Dennis J. Doyle	Date: 03/31/2011
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date: 03/31/2011
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date: 03/31/2011
Kirbyjon H. Caldwell, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Certified Public Accountants

Minneapolis, Minnesota
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Church Mortgage Company
Minnetonka, Minnesota

We have audited the accompanying balance sheet of American Church Mortgage Company as of December 31, 2009 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. American Church Mortgage Company management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Boulay, Heutmaker, Zibell & Co., P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota
March 31, 2011

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	December 31, 2010	December 31, 2009

Current Assets
Cash and equivalents	$350,339	$67,137
Accounts receivable	112,209	130,338
Interest receivable	139,441	157,442
Current maturities of mortgage loans receivable, net of
allowance of $28,574 and $15,485 and deferred
origination fees of $39,965 and $31,763 at December
31, 2010 and 2009, respectively	1,193,149	951,052
Current maturities of bond portfolio	627,000	960,000
Prepaid expenses	7,407	6,277
Total current assets	2,429,545	2,272,246

Mortgage Loans Receivable, net of current maturities,
allowance of $683,255 and $460,475 and deferred
origination fees of $532,873 and $522,308 at December
31, 2010 and 2009, respectively	28,952,689	29,472,495

Bond Portfolio, net of current maturities	9,650,849	10,972,496

Real Estate Held for Sale	727,532	869,232

Deferred Offering Costs,
net of accumulated amortization of $705,923 and $586,339
at December 31, 2010 and 2009, respectively	845,694	776,041
Total Assets	$42,606,309	$44,362,510

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2010	December 31, 2009

Current Liabilities
Current maturities of secured investor certificates	$902,000	$1,151,000
Line of credit	1,416,000	4,100,000
Accounts payable	37,364	67,865
Management fee payable	22,357	-
Building funds payable	-	16,976
Dividends payable	194,311	247,208
Total current liabilities	2,572,032	5,583,049

Deposit on real estate held for sale	45,000	20,000

Secured Investor Certificates, Series B, net of current maturities	18,307,000	18,669,000
Secured Investor Certificates, Series C	5,134,000	342,000
Total liabilities	26,058,032	24,614,049

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,943,107 shares at
December 31, 2010 and 2,472,081 at December 31, 2009	19,431	24,721
Additional paid-in capital	20,175,331	22,814,911
Accumulated deficit	(3,646,485)	(3,091,171)
Total stockholders’ equity	16,548,277	19,748,461

Total liabilities and stockholders' equity	$42,606,309	$44,362,510

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31
	2010	2009

Interest and Other Income	$3,385,225	$3,667,091

Interest Expense	1,761,467	1,788,714

Net Interest Income	1,623,758	1,878,377

Allowance for losses on mortgage loans receivable	235,869	433,458
Allowance for losses on bonds	200,000	100,000
Allowance for Losses on Mortgage Loans Receivable and Bonds	435,869	533,458

Net Interest Income after Allowance for Mortgage and Bond Losses	1,187,889	1,344,919

Operating Expenses
Other operating expenses	747,917	746,468
Real estate impairment	139,000	187,000
	886,917	933,468

Operating Income	300,972	411,451

Other Income	8,353	2,158

Net Income before Provision for Income Taxes	309,325	413,609

Provision for Income Taxes	13,214	-

Net Income	$296,111	$413,609

Basic and Diluted Income Per Share	$0.13	$0.17

Dividends Declared Per Share	$0.40	$0.40

Weighted Average Common Shares Outstanding -
Basic and Diluted	2,199,091	2,472,081

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2008	2,472,081	$24,721	$22,814,911	$(2,515,948)

Net income				413,609

Dividends declared				(988,832)

Balance, December 31, 2009	2,472,081	$24,721	$22,814,911	$(3,091,171)

Repurchase of 528,974 shares of common stock	(528,974)	(5,290)	(2,639,580)

Net income				296,111

Dividends declared				(851,425)

Balance, December 31, 2010	1,943,107	$19,431	$20,175,331	$(3,646,485)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31
	2010	2009

Cash Flows from Operating Activities
Net income	$296,111	$413,609
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	139,000	187,000
Allowance for losses on mortgage loans receivable	235,869	368,652
Allowance for losses on bond portfolio	200,000	100,000
Amortization of loan origination discounts	(32,146)	(62,603)
Amortization of deferred costs	119,583	125,372
Change in assets and liabilities
Accounts receivable	98,599	3,300
Interest receivable	18,001	(2,976)
Prepaid expenses	(1,130)	3,447
Accounts payable	(30,501)	44,548
Management fee payable	22,357	-
Net cash provided by operating activities	1,065,743	1,180,349

Cash Flows from Investing Activities
Investment in mortgage loans	(398,976)	(375,619)
Proceeds from origination fees	50,913	19,228
Collections of mortgage loans	352,304	2,065,763
Investment in bonds	-	(553,979)
Proceeds from bonds	1,454,647	400,420
Proceeds from sale of property	-	15,050
Net cash provided by investing activities	1,458,888	1,570,863

Cash Flows from Financing Activities
Payments on line of credit, net	(2,684,000)	(400,000)
Proceeds from secured investor certificates	2,224,000	342,000
Payments on secured investor certificate maturities	(611,000)	(1,818,000)
Payments for deferred costs	(189,237)	(214,220)
Stock redemptions	(76,870)	-
Dividends paid	(904,322)	(865,228)
Net cash used for financing activities	(2,241,429)	(2,955,448)

Net Increase (Decrease) in Cash and Equivalents	283,202	(204,236)

Cash and Equivalents - Beginning of Year	67,137	271,373

Cash and Equivalents - End of Year	$350,339	$67,137

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31
	2010	2009

Supplemental Cash Flow Information

Dividends payable	$194,311	$247,208

Mortgage loans closed but not paid	$-	$16,976

Real estate held for sale reclassified to mortgage loans	$-	$205,550

Interest paid	$1,641,884	$1,658,230

Secured investor certificates issued
through the stock repurchase program	$2,568,000	$-

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2010 and 2009

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

Concentration of Credit Risk

The Company's loans have been granted to churches and other non-profit religious organizations. The ability of the Company’s debtors to honor their contracts is dependent on member contributions and the involvement in the church or organization of its senior pastor.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions.  At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  Cash in money market funds is not federally insured. The Company had $5,000 in a money market fund account at December 31, 2010 and 2009, respectively.  The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320.  The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value.  While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term.  The Company has classified $627,000 and $960,000 in bonds as current assets as of December 31, 2010 and 2009, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2010 and 2009, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans.  The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio.  This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection.  Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process.  At December 31, 2010, the Company reserved $711,829 for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears.  Three of the loans are in the foreclosure process.  At December 31, 2009, the Company reserved $475,960 for sixteen mortgage loans, of which seven were three or more mortgage payments in arrears.  Two of the loans were in the foreclosure process.

The Company made a change to the loan loss reserve policy during 2009 to reflect the changing risks in the marketplace accelerating the recording of losses for payments in arrears.  This change in accounting estimate had the effect of increasing the provision for loan losses by approximately $171,000 during 2009.

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2010	2009
Balance at beginning of year	$475,960	$107,308
Allowance for additional losses	235,869	433,458
Charge-offs	-	(64,806)
Balance at end of year	$711,829	$475,960

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,248,000 and $3,645,000 at December 31, 2010 and 2009, respectively, which the Company believes is adequately secured by the underlying collateral and the allowance for mortgage loans.  Approximately $408,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2010.  Approximately $385,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2009.

Loans totaling approximately $2,989,000 and $1,294,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2010 and 2009, respectively.  The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2010, we have four properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,265,000.  We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure.  The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing.  Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions.  The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, is approximately $728,000 as of December 31, 2010 after a reserve of approximately $537,000.

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

Foreclosure was completed in 2006 on a church located in Dayton, Ohio.  The Company owns and took possession of the church and listed the property for sale through a local realtor.  The sale contract was executed in July 2009.  The Company agreed to sell the property for $100,000 under a three year land contract.  An initial payment of $20,000 was received in July 2009.  A payment of $25,000 was received in April 2010 and a final payment of $55,000, plus accrued interest is due in July 2011.  As title has not transferred to the buyer, the sale is not considered complete.  Upon receipt of final payment, title to the property will transfer to the buyer and the sale will be considered fully consummated.

Foreclosure was completed in 2008 on a church located in Anderson, Indiana.  The Company owns and took possession of the property in May 2008 and listed it for sale through a local realtor.

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

A deed in lieu of foreclosure was received in 2008 from a church located in Pine Bluff, Arkansas.  The Company owns and took possession of the church while the church attempts to obtain financing from another lender.  If alternative financing cannot be obtained, the Company will list the church for sale with a local realtor.  The church is paying monthly rent until the property is refinanced or sold.

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

Reclassifications

The Company made certain reclassifications to the balance sheet as of December 31, 2009, to conform to classifications adopted as of December 31, 2010.  These reclassifications had no effect on net income (loss) or stockholders’ equity.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis.  We recorded provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $200,000 and $100,000 for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2010	Fair Value	Level 3

Bond portfolio	$10,277,849	$10,277,849

		Fair Value Measurement
December 31, 2009	Fair Value	Level 3

Bond portfolio	$11,932,496	$11,932,496

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets.  The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs.  Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2009	$11,932,496
Purchases	-
Proceeds	(1,454,647)
Provision for other than temporary losses	(200,000)
Balance at December 31, 2010	$10,277,849

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis.  The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input.  The resulting impairment charges were $139,000 and $187,000 for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Impaired Loans	$ -	$ -	$1,840,000	$1,840,000
Real estate held for resale	-	727,532	-	727,532
	$ -	$727,532	$1,840,000	$2,567,532

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value at December 31, 2009
Impaired Loans	$ -	$ -	$3,260,000	$3,260,000
Real estate held for resale	-	869,232	-	869,232
	$ -	$869,232	$3,260,000	$4,129,232

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2010 and 2009

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2009	$3,645,000	$869,232
Additions/Acquisitions	160,000	-
Dispositions/Proceeds	(1,557,000)	(2,700)
Provision for other than temporary losses	-	(139,000)
Balance at December 31, 2010	$2,248,000	$727,532

3.  MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2010, the Company had first mortgage loans receivable totaling $31,430,505.  The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.30% at December 31, 2010.  The Company had first mortgage loans receivable totaling $31,433,578 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.37% at December 31, 2009.

The Company has a portfolio of secured church bonds at December 31, 2010 and December 31, 2009, which are carried at fair value.  The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%.  The aggregate par value of secured church bonds equaled approximately $10,991,000 at December 31, 2010 with a weighted average interest rate of 7.92% and approximately $12,454,000 at December 31, 2009 with a weighted average interest rate of 7.95%.  These bonds are due at various maturity dates through July 2039.  Two bond issues comprised 49% and 44% of the Company’s bond portfolio at December 31, 2010 and 2009, respectively.  The Company has recorded an aggregate provision for losses of $700,000 and $500,000 at December 31, 2010 and 2009, respectively, for the First Mortgage Bonds issued by St. Agnes Missionary Baptist Church and Agape Assembly Baptist Church bond series that are in default.  These bond series in the aggregate constitute approximately 29% and 25% of the bond portfolio at December 31, 2010 and 2009, respectively.  The Company had maturities and redemptions of bonds of approximately $1,456,000 and $400,000 of bonds in 2010 and 2009, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2010, is as follows:

	Mortgage Loans	Bond Portfolio

2011	$1,261,688	$627,000
2012	611,852	351,000
2013	1,666,613	605,000
2014	855,457	681,000
2015	993,856	146,000
Thereafter	26,041,039	8,567,849
	31,430,505	10,977,849
Less loan loss and bond loss provisions	(711,829)	(700,000)
Less deferred origination income	(572,838)	_________
Totals	$30,145,838	$10,277,849

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas.  The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000.  St. Agnes defaulted on its payment obligations to bondholders in September 2007.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2009, and the church was subsequently foreclosed upon.  The Company, along with all other bondholders, has a superior lien over all other creditors.  No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company.  The Company has an aggregate provision for losses of $600,000 and $500,000 for the First Mortgage Bonds at December 31, 2010 and December 31, 2009, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.  In March 2010, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments.  Lease payments began in the second quarter of 2010, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010.  The trustee is currently preparing the three properties for sale.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida.  The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000.  Agape defaulted on its payment obligations to bondholders in September 2010.  The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010.  The Company, along with all other bondholders, has a superior lien over all other creditors.  The Company has recorded a provision for losses of $100,000 for the First and Second Mortgage Bonds during the year ended December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4.  SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates.  The weighted average interest rate on the certificates was 6.73% and 6.44% at December 31, 2010 and 2009, respectively.  Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion.  Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates.  Renewals total approximately $558,000 and $2,219,000 during 2010 and 2009, respectively.  The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2010 is as follows:

2011	$902,000
2012	1,277,000
2013	1,158,000
2014	1,718,000
2015	1,518,000
Thereafter	17,770,000

Totals	$24,343,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates.  The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010.  The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years.  The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value.  At December 31, 2010, approximately 2,566 Series C certificates had been issued for $2,566,000.  The Company also issued 2,568 Series C certificates during 2010 in connection with its stock repurchase program (see Note 5).

5.  STOCK REPURCHASE PROGRAM

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer.  This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction.  The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased.  As of December 31, 2010, requests representing approximately 532,000 shares have been submitted for share exchanges.  The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.  The cash paid is reflected on the Statements of Cash Flows as “stock redemptions.”

6.  LINE OF CREDIT

The Company has a $1.42 million line of credit with Beacon Bank.  Interest is charged monthly at the rate of 6.00%.  At December 31, 2010, we had an outstanding balance of $1,416,000.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011.  The line of credit has various financial and non-financial covenants.  At December 31, 2010, the Company was in compliance with financial and non-financial covenants.

At December 31, 2009, the Company had a $4,500,000 line of credit with Beacon Bank until September 2010.  Advances on the line of credit were available up to $4,500,000, subject to borrowing base limitations, until Beacon Bank participates out the remaining portion of the line of credit up to $8,000,000.  Interest on the line of credit was charged monthly at the prime rate with minimum interest of 5.00%.  If the prime rate becomes greater than 6.00%, the interest rate will be the prime rate less .50%, subject to a minimum interest rate of 6.00%.  The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series A, Series B and Series C secured investor certificates.  The line of credit has various financial and non-financial covenants.  At December 31, 2009, the interest rate on the line of credit was 5.00% with an outstanding balance of $4,100,000.

7.  TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”).  The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services.  The Advisor and the Company are related through common ownership and common management.  The Company paid the Advisor management and origination fees of approximately $406,000 and $386,000 during the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the Company owed the Advisor approximately $23,000 in management fees.

8.  INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2010, the Company had pretax income of $309,325 and distributions to shareholders in the form of dividends during the tax year of $851,425.  The tax based on statutory rates to the Company, pre-dividends would have been $105,171 in 2010.  In 2009, the Company had pretax income of $413,609 and distributions to shareholders in the form of dividends during the tax year of $988,832. The tax based on statutory rates to the Company, pre-dividends, would have been $140,627 in 2009.  The Company paid out 94% and 100% of taxable income in dividends in 2010 and 2009, respectively.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2010	2009

Tax based on statutory rates	$105,171	$140,627
Realized tax loss on foreclosed properties	-	(170,986)
Benefit of REIT distributions	(91,957)	30,359

Total tax provision	$13,214	$-

The components of deferred income taxes are as follows:

	2010	2009

Loan origination fees	$194,764	$188,384
Loan and bond loss provisions	480,022	331,826
Real-estate impairment	182,646	135,386
Valuation allowance	(844,218)	(655,596)

Total income tax	$13,214	$-

The total deferred tax assets are as follows:

	2010	2009

Deferred tax assets	$857,432	$655,596
Tax asset valuation allowance	(844,218)	(655,596)

Net tax	$13,214	$-

The change in the valuation allowance was approximately $189,000 and $38,000 for 2010 and 2009, respectively.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose the fair value information about financial instruments, where it is practicable to estimate that value.  Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2010 and 2009, respectively.  Management is not aware of any factors that would significantly affect these estimated fair value amounts.  As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$350,339	$350,339	$67,137	$67,137
Accounts receivable	112,209	112,209	130,338	130,338
Interest receivable	139,441	139,441	157,442	157,442
Mortgage loans receivable	30,145,838	29,650,126	30,423,547	27,631,900
Bond portfolio	10,277,849	10,277,849	11,932,496	11,932,496
Secured investor certificates	24,343,000	27,952,977	20,162,000	20,355,621
Line of credit	1,416,000	1,416,000	4,100,000	4,100,000

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Accounts receivable

The carrying amount of accounts receivable approximates fair value.

Interest receivable

The carrying amount of interest receivable approximates fair value.

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality.  The credit markets in which we conduct business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the fiscal year ended December 31, 2010.

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets.  The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs.  Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

Secured investor certificates

The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.

Line of credit

The carrying amount of the line of credit approximates fair value.