Form 10-Q
period 2011-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2011-05-13
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, $0.01 par value per share	1,940,338 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4 - 5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 16

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	17 – 22

Items 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2011

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and equivalents	$ 495,769	$ 350,339
Accounts receivable	149,807	112,209
Interest receivable	130,489	139,441
Current maturities of mortgage loans receivable, net of
allowance of $23,467 and $28,574 and deferred
origination fees of $41,080 and $39,965 at March 31,
31, 2011 and December 31, 2010, respectively	895,950	1,193,149
Current maturities of bond portfolio, at fair value	789,000	627,000
Prepaid expenses	21,835	7,407
Total current assets	2,482,850	2,429,545

Mortgage Loans Receivable, net of current maturities,
allowance of $733,925 and $683,255 and deferred
origination fees of $520,033 and $532,873 at March
31, 2011 and December 31, 2010, respectively	28,784,867	28,952,689

Bond Portfolio, at fair value, net of current maturities	9,499,047	9,650,849

Real Estate Held for Sale	727,132	727,532

Deferred Offering Costs,
net of accumulated amortization of $734,793 and $705,923
at March 31, 2011 and December 31, 2010, respectively	838,778	845,694
Total Assets	$ 42,332,674	$ 42,606,309

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 892,000	$ 902,000
Line of credit	1,000,000	1,416,000
Accounts payable	78,269	37,364
Management fee payable	-	22,357
Dividends payable	213,437	194,311
Total current liabilities	2,183,706	2,572,032

Deposit on real estate held for sale	45,000	45,000

Secured Investor Certificates, Series B, net of current maturities	18,270,000	18,307,000
Secured Investor Certificates, Series C	5,405,000	5,134,000
Total liabilities	25,903,706	26,058,032

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,940,338 shares at
March 31, 2011 and 1,943,107 at December 31, 2010	19,403	19,431
Additional paid-in capital	20,161,514	20,175,331
Accumulated deficit	(3,751,949)	(3,646,485)
Total stockholders’ equity	16,428,968	16,548,277

Total liabilities and stockholders' equity	$ 42,332,674	$ 42,606,309

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Interest and Other Income	$ 788,366	$ 899,809

Interest Expense	455,463	423,975

Net Interest Income	332,903	475,834

Allowance for losses on mortgage loans receivable	45,563	53,492

Net Interest Income after Allowance for Mortgage and Bond Losses	287,340	422,342

Operating Expenses
Other operating expenses	179,524	207,277

Operating Income	107,816	215,065

Other Income	157	4,745

Net Income	$ 107,973	$ 219,810

Basic and Diluted Income Per Share	$ 0.06	$ 0.09

Dividends Declared Per Share	$ 0.11	$ 0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,942,279	2,472,081

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Cash Flows from Operating Activities
Net income	$107,973	$219,810
Adjustments to reconcile net income to net cash
from operating activities:
Allowance for losses on mortgage loans receivable	45,563	53,492
Amortization of loan origination discounts	(11,725)	(7,812)
Amortization of deferred costs	28,870	31,911
Change in assets and liabilities
Accounts receivable	(18,828)	3,387
Interest receivable	8,952	12,014
Prepaid expenses	(14,428)	(8,894)
Accounts payable	40,905	2,266
Management fee payable	(22,357)	-
Net cash provided by operating activities	164,925	306,174

Cash Flows from Investing Activities
Proceeds from origination fees	-	11,620
Collections of mortgage loans	412,812	67,335
Investment in bonds	(31,046)	-
Proceeds from bonds	20,849	780,255
Net cash provided by investing activities	402,615	859,210

Cash Flows from Financing Activities
Payments on line of credit, net	(416,000)	(700,140)
Proceeds from secured investor certificates	$258,000	452,000
Payments on secured investor certificate maturities	(47,000)	(303,000)
Payments for deferred costs	(21,954)	(37,780)
Stock redemptions	(845)	-
Dividends paid	(194,311)	(247,208)
Net cash used for financing activities	(422,110)	(836,128)

Net Increase (Decrease) in Cash and Equivalents	145,430	329,256

Cash and Equivalents - Beginning of Year	350,339	67,137

Cash and Equivalents - End of Year	$495,769	$396,393

Notes to Unaudited Financial Statements are an integral part of this Statement

5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	March 31, 2011	March 31, 2010

Supplemental Cash Flow Information

Dividends payable	$ 213,437	$ 247,208

Interest paid	$ 426,593	$ 419,402

Secured investor certificates issued
through the stock repurchase program	$ 13,000	$ -

Notes to Unaudited Financial Statements are an integral part of this Statement

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2010 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2010. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $11,000 and $5,000 in money market fund accounts at March 31, 2011 and December 31, 2010, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $789,000 and $627,000 in bonds as current assets as of March 31, 2011 and December 31, 2010, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2011 and 2010, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes an allowance for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2011, the Company reserved $757,392 for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears. Three of the loans are in the foreclosure process. At December 31, 2010, the Company reserved $711,829 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears. Three of the loans were in the foreclosure process.

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2011 is as follows:

Balance at December 31, 2010	$711,829
Allowance for additional losses	45,563
Charge-offs	-

Balance at March 31, 2011	$757,392

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,248,000 at both March 31, 2011 and December 31, 2010, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans.

Loans totaling approximately $3,009,000 and $2,989,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2011 and December 31, 2010, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded additional allowances for losses on our St. Agnes and Agape bonds (Note 3), which totaled $0 and $200,000 for the periods ended March 31, 2011 and December 31, 2010, respectively. Total allowance for losses on our bond portfolio equaled $700,000 at March 31, 2011 and 2010.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2011	Fair Value	Level 3

Bond portfolio	$10,288,047	$10,288,047

		Fair Value Measurement
December 31, 2010	Fair Value	Level 3

Bond portfolio	$10,277,849	$10,277,849

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2010	$10,277,849
Purchases	31,046
Proceeds	(20,848)
Allowance for losses	-
Balance at March 31, 2011	$10,288,047

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The resulting impairment charges were $0 and $139,000 for the periods ended March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair Value at March 31, 2011
Impaired Loans	$ -	$ -	$1,840,000	$1,840,000
Real estate held for resale	-	727,132	-	727,132
	$ -	$727,132	$1,840,000	$2,567,132

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Impaired Loans	$ -	$ -	$1,840,000	$1,840,000
Real estate held for resale	-	727,532	-	727,532
	$ -	$727,532	$1,840,000	$2,567,532

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2010	$1,840,000	$727,532
Additions/Acquisitions	-	-
Dispositions/Proceeds	-	(400)
Allowance for other than temporary losses	-	-
Balance at March 31, 2011	$1,840,000	$727,132

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2011, the Company had mortgage loans receivable totaling $30,999,322. The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.36% at March 31, 2011. The Company had mortgage loans receivable totaling $31,430,505 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.30% at December 31, 2010.

The Company has a portfolio of secured church bonds at March 31, 2011 and December 31, 2010, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate value of secured church bonds equaled approximately $10,988,047 at March 31, 2011 with a weighted average interest rate of 7.90% and approximately $10,991,000 at December 31, 2010 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2011, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2011 through March 31, 2012	$ 960,497	$ 789,000
April 1, 2012 through December 31, 2012	463,159	183,000
2013	1,663,131	605,000
2014	851,656	681,000
2015	989,708	146,000
Thereafter	26,071,171	8,584,047
	30,999,322	10,988,047
Less loan loss and bond loss allowances	(757,392)	(700,000)
Less deferred origination income	(561,113)	______-__
Totals	$29,680,817	$10,288,047

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in September 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $600,000 for the First Mortgage Bonds at both March 31, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2009. The trustee is currently preparing the three properties for sale.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an allowance for losses of $100,000 for the First and Second Mortgage Bonds at both March 31, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.72% and 6.73% at March 31, 2011 and December 31, 2010, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $56,000 and $266,000 for the three months ended March 31, 2011 and 2010, respectively. The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2011 is as follows:

April 1, 2011 through March 31, 2012	$ 892,000
April 1, 2012 through December 31, 2012	1,181,000
2013	1,155,000
2014	1,718,000
2015	1,663,000
Thereafter	17,958,000

Totals	$24,567,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At March 31, 2011, approximately 2,824 Series C certificates had been issued for $2,824,000. The Company has also issued 2,581 Series C certificates through its stock repurchase program (see Note 5).

5. STOCK REPURCHASE PROGRAM

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of March 31, 2011, requests representing approximately 532,000 shares have been submitted for share exchanges. The Company exchanged 2,769 shares during the three months ended March 31, 2011 for 13 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares. The cash paid is reflected on the Statements of Cash Flows as “stock redemptions.”

6. LINE OF CREDIT

The Company has a $1.42 million line of credit with Beacon Bank. Interest is charged monthly at the rate of 6.00%. We had outstanding balances of $1,000,000 and $1,416,000 at March 31, 2011 and December 31, 2010, respectively. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series

B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011. The line of credit has various financial and non-financial covenants. At March 31, 2011, the Company was in compliance with financial and non-financial covenants.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management fees of approximately $102,000 and $96,000 during the three month periods ended March 31, 2011 and 2010, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2011 and December 31, 2010, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 495,769	$ 495,769	$ 350,339	$ 350,339
Accounts receivable	149,807	149,807	112,209	112,209
Interest receivable	130,489	130,489	139,441	139,441
Mortgage loans receivable	29,680,817	29,933,549	30,145,838	29,650,126
Bond portfolio	10,288,047	10,288,047	10,277,849	10,277,849
Secured investor certificates	24,567,000	30,553,210	24,343,000	27,952,977
Line of credit	1,000,000	1,000,000	1,416,000	1,416,000

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding a lower rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the three months ended March 31, 2011.

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2010 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2010 and amended in January 2010. At March 31, 2011, approximately 2,824 Series C certificates had been issued for $2,824,000. The Company has also issued 2,581 Series C certificates in connection with its stock repurchase program.

We currently have seventy-one first mortgage loans aggregating $30,984,253 in principal amount, one second mortgage loan of $15,069 in principal amount and a first mortgage bond portfolio with par values aggregating $11,001,500. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. The Company has not made such investments since the fourth quarter of 2010 due principally to less than favorable conditions in the markets in which our business is generally conducted. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Net income for the Company’s three month periods ended March 31, 2011 and 2010 was approximately $108,000 and $220,000, respectively, on total interest and other income of approximately $788,000 and $900,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2011, the Company’s loans receivable have interest rates ranging from 5.00% to 10.25%, with an average, principal-adjusted interest rate of 8.36%. The Company’s bond portfolio has an average current yield of 7.90% as of March 31, 2011. As of March 31, 2010, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.44% and the Company’s portfolio of bonds had an average current yield of 7.72%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $455,000 and $424,000 for the three month periods ended March 31, 2011 and 2010, respectively. The increase in interest expense was due to the issuance of additional secured investor certificates. Net interest margin decreased from 52.88% to 42.23% resulting primarily from a decline in interest and other income of approximately 12.00% compared to an increase in interest expense of approximately 7.42%.

We continually assess our loan portfolio and reserve for potential losses based on the payment history, status of loans, and market conditions. Due to changing economic conditions and the current status of and trends in our loan portfolio, which has seen a significant rise in both past due loans and loans in the foreclosure process, we made changes to our loan policy in fiscal 2010 to permit us to accelerate the recording of allowances when amounts become past due. In addition, we have written off accrued interest on certain loans as a result of these changes. These changes to our loan loss policy have increased the amount of reserves against potential loan losses and our expense of past due amounts that are deemed doubtful of collection.

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2011 as we recorded additional allowance against the mortgage loans. We recorded an additional allowance for losses on loans during the three months ended March 31, 2011 of approximately $46,000 compared to approximately $53,000 for the three months ended March 31, 2010. At March 31, 2011, we reserved approximately $727,000 for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears. Three of these loans are in the foreclosure process. At December 31, 2010, we reserved approximately $712,000 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears and three were in the foreclosure process.

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

Operating expenses for the three months ended March 31, 2011 decreased to approximately $180,000 compared to $207,000 at March 31, 2010. The decrease is the result of lower accounting fees and the fact that we did not sustain a capital loss on the sale of bonds from our portfolio as we did during the three months ended March 31, 2010. This is due to the fact that no bonds were sold during the three months ended March 31, 2011.

Mortgage Loans and Real Estate Held for Sale

No mortgage loans were paid in full during the three months ended March 31, 2011. No new loans were funded during the three months ended March 31, 2011.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in September 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $600,000 for the First Mortgage Bonds at both March 31, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee is currently preparing the three properties for sale.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an allowance for losses of $100,000 for the First and Second Mortgage Bonds at both March 31, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any origination fees for the three months ended March 31, 2011. We earned origination fees of approximately $11,600 for the three months ended March 31, 2010.

We paid a dividend of $.10 for each share held of record on January 25, 2011. The dividend, which was paid January 28, 2011, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.11 for each share held of record on April 26, 2011. The dividend, which was paid April 29, 2011, represents a 4.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit. Our liabilities at March 31, 2011 are primarily comprised of: dividends declared as of March 31, 2011 but not yet paid; our line of credit balance; and our secured investor certificates.

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

The Company has a $1.42 million line of credit with Beacon Bank. Interest is charged monthly at the rate of 6.00%. We had outstanding balances of $1,000,000 and $1,416,000 at March 31, 2011 and December 31, 2010, respectively. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011. The line of credit has various financial and non-financial covenants. At March 31, 2011, the Company was in compliance with financial and non-financial covenants. We will continue to pay the line of credit by either (i) selling the bonds in our church bond portfolio; (ii) using proceeds from the sale of the secured investor certificates; or (iii) use principal payments and pre-payments received from current borrowers.

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010. These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering. At March 31, 2011, approximately $2,824,000 had been collected from the issuance of 2,824 Series C certificates. The proceeds were used to pay down our line of credit and maturing certificates. We may also use proceeds from the sale of secured investor certificates to pay dividends, if needed.

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of March 31, 2011, requests representing approximately 532,000 shares have been submitted for share exchanges. The Company exchanged 2,769 shares during the three months ended March 31, 2011 for 13 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.

During the three months ended March 31, 2011, our total assets decreased by approximately $274,000 due to a decrease in mortgage loans receivable resulting from payments on mortgage loans. Current liabilities decreased by approximately $388,000 for the three months ended March 31, 2011 due to decreases in current maturities of our secured investor certificates and payments made on our line of credit balance. Non-current liabilities increased by approximately $234,000 for the three months ended March 31, 2011 due to the sale, renewal and issuance through the stock repurchase program of secured investor certificates.

For the three months ended March 31, 2011, cash from operating activities decreased to approximately $165,000 from $306,000 from the comparative period ended March 31, 2010, primarily related to decreases in the allowance for mortgage loans receivable, amortization of loan origination discounts and interest receivable.

For the three months ended March 31, 2011, cash provided by investing activities was approximately $403,000 compared to cash provided by investing activities of approximately $859,000 from the comparative three months ended March 31, 2010, due to an increase in collections of mortgage loans, which was offset by a decrease in proceeds from bonds.

For the three months ended March 31, 2011, cash used for financing activities decreased to approximately $422,000 from $836,000 for the comparative three months ended March 31, 2010, primarily due to a decrease in payments on our line of credit and secured investor certificate maturities.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2011. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable

(b)   Not Applicable

(c)

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2011 to January 31, 2011	0	$5.00	0	471,026
February 1, 2011 to February 28, 2011	0	$5.00	0	471,026
March 1, 2011 to March 31, 2011	2,769	$5.00	2,769	468,257
Totals:	2,769		2,769

*The Company commenced a stock repurchase program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders after conversion, we paid the sum of $5.00 cash for each remaining share. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. The Company exchanged 2,769 shares during the three months ended March 31, 2011 for 13 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares.

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

Dated: May 13, 2011

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

