Form 10-Q
period 2011-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2011-08-12
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0.01 par value per share	1,940,338 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4 - 5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	7 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19 – 24

Items 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. (Removed and Reserved)	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	29

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

June 30, 2011

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and equivalents	$997,187	$350,339
Accounts receivable	109,908	112,209
Interest receivable	132,080	139,441
Current maturities of mortgage loans receivable, net of
allowance of $15,157 and $28,574 and deferred
origination fees of $43,009 and $39,965 at June 30,
2011 and December 31, 2010, respectively	543,890	1,193,149
Current maturities of bond portfolio, at fair value	873,000	627,000
Prepaid expenses and other assets	22,723	7,407
Total current assets	2,678,788	2,429,545

Mortgage Loans Receivable, net of current maturities,
allowance of $760,220 and $683,255 and deferred
origination fees of $523,743 and $532,873 at June
30, 2011 and December 31, 2010, respectively	28,913,847	28,952,689

Bond Portfolio, at fair value, net of current maturities	9,285,211	9,650,849

Real Estate Held for Sale	848,102	727,532

Deferred Offering Costs,
net of accumulated amortization of $764,525 and $705,923
at June 30, 2011 and December 31, 2010, respectively	847,415	845,694
Total Assets	$42,573,363	$42,606,309

Notes to Unaudited Financial Statements are an integral part of these Statements

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$516,000	$902,000
Line of credit	900,000	1,416,000
Accounts payable	445,242	37,364
Management fee payable	—	22,357
Dividends payable	213,437	194,311
Total current liabilities	2,074,679	2,572,032

Deposit on real estate held for sale	45,000	45,000

Secured Investor Certificates, Series B, net of current maturities	18,574,000	18,307,000
Secured Investor Certificates, Series C	5,631,000	5,134,000
Total liabilities	26,324,679	26,058,032

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,940,338 shares at
June 30, 2011 and 1,943,107 at December 31, 2010	19,403	19,431
Additional paid-in capital	20,161,514	20,175,331
Accumulated deficit	(3,932,233)	(3,646,485)
Total stockholders’ equity	16,248,684	16,548,277

Total liabilities and stockholders' equity	$42,573,363	$42,606,309

Notes to Unaudited Financial Statements are an integral part of these Statements

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Interest and Other Income	$1,620,101	$1,690,803

Interest Expense	913,961	857,345

Net Interest Income	706,140	833,458

Provision for losses on mortgage loans receivable	86,944	142,171
Provision for losses on bonds	100,000	—
Provision for Losses on Mortgage Loans Receivable and Bonds	186,944	142,171

Net Interest Income after Provision for Mortgage and Bond Losses	519,196	691,287

Operating Expenses
Other operating expenses	378,391	409,816
Real estate impairment	—	92,000
Total Operating Expense	378,391	501,816

Operating Income	140,805	189,471

Other Income	321	7,862

Net Income	$141,126	$197,333

Basic and Diluted Income Per Share	$0.07	$0.08

Dividends Declared Per Share	$0.22	$0.20

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,941,291	2,372,831

Notes to Unaudited Financial Statements are an integral part of these Statements

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Interest and Other Income	$831,735	$790,994

Interest Expense	458,498	433,370

Net Interest Income	373,237	357,624

Provision for losses on mortgage loans receivable	41,381	88,679
Provision for losses on bonds	100,000	—
Provision for Losses on Mortgage Loans Receivable and Bonds	141,381	88,679

Net Interest Income after Provision for Mortgage and Bond Losses	231,856	268,945

Operating Expenses
Other operating expenses	198,867	202,539
Real estate impairment	—	92,000
Total Operating Expense	198,867	294,539

Operating Income (Loss)	32,989	(25,594)

Other Income	164	3,117

Net Income (Loss)	$33,153	$(22,477)

Basic and Diluted Income (Loss) Per Share	$0.02	$(0.01)

Dividends Declared Per Share	$0.11	$0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,919,016	2,275,762

Notes to Unaudited Financial Statements are an integral part of these Statements

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$141,126	$197,333
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	—	92,000
Provision for losses on mortgage loans receivable	86,944	142,171
Provision for losses on bonds	100,000	—
Amortization of loan origination discounts	(20,786)	(15,982)
Amortization of deferred costs	58,602	64,552
Change in assets and liabilities
Accounts receivable	44,069	23,416
Interest receivable	7,361	16,186
Prepaid expenses	(15,316)	(8,468)
Accounts payable	407,878	(38,704)
Management fee payable	(22,357)	—
Net cash provided by operating activities	787,521	472,504

Cash Flows from Investing Activities
Origination of mortgage loans	(30,449)	—
Proceeds from origination fees	14,700	18,736
Collections of mortgage loans	475,354	167,286
Investment in bonds	(31,046)	—
Proceeds from bonds	50,684	1,348,137
Net cash provided by investing activities	479,243	1,534,159

Cash Flows from Financing Activities
Payments on line of credit, net	(516,000)	(1,288,315)
Proceeds from secured investor certificates	484,000	630,000
Payments on secured investor certificate maturities	(119,000)	(394,000)
Payments for deferred costs	(60,323)	(93,200)
Stock redemptions	(845)	—
Dividends paid	(407,748)	(494,416)
Net cash used for financing activities	(619,916)	(1,639,931)

Net Increase in Cash and Equivalents	646,848	366,732

Cash and Equivalents - Beginning	350,339	67,137

Cash and Equivalents - Ending	$997,187	$433,869

Notes to Unaudited Financial Statements are an integral part of these Statements

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$213,437	$211,311

Mortgages receivable reclassified to
real estate held for sale	$144,666	$—

Interest paid	$855,359	$792,794

Secured investor certificates issued
through the stock repurchase program	$13,000	$1,744,000

Notes to Unaudited Financial Statements are an integral part of these Statements

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

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company operates as a real estate investment trust (“REIT”), and was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

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

Concentration of Credit Risk

The Company's loans have been granted to churches and other non-profit religious organizations. The ability of the Company’s debtors to honor their contracts is dependent upon a number of factors, including member contributions and the involvement in the church or organization of its senior pastor.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $5,000 in money market fund accounts at both June 30, 2011 and December 31, 2010. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the proceeds from the sale of bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $873,000 and $627,000 in bonds as current assets as of June 30, 2011 and December 31, 2010, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2011 and 2010, respectively.

Allowance  for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes an allowance for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans, which are loans that are declared to be in default or are in the foreclosure process. At June 30, 2011, the Company reserved $775,377 for sixteen mortgage loans, of which eight are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2010, the Company reserved $711,829 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears. Three of the loans were in the foreclosure process.

A summary of transactions in the allowance for credit losses for the six months ended June 30, 2011 is as follows:

Balance at December 31, 2010	$711,829
Provision for additional losses	86,944
Reclassification to real estate held for sale	(23,396)
Charge-offs	—
Balance at June 30, 2011	$775,377

The total impaired loans were approximately $1,593,000 and $2,248,000 at June 30, 2011 and December 31, 2010, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans.

Loans totaling approximately $2,538,000 and $2,989,000 exceeded 90 days past due but continued to accrue interest as of June 30, 2011 and December 31, 2010, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An allowance for losses is recognized when the carrying amount is deemed not recoverable and exceeds fair value as determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third party independent appraisals.

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

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share, as there were no potentially dilutive shares outstanding.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded additional provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $100,000 and $200,000 for the periods ended June 30, 2011 and December 31, 2010, respectively. Total allowance for losses on our bond portfolio equaled $800,000 and $700,000 at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
June 30, 2011	Fair Value	Level 3

Bond portfolio	$10,158,211	$10,158,211

		Fair Value Measurement
December 31, 2010	Fair Value	Level 3

Bond portfolio	$10,277,849	$10,277,849

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2010	$10,277,849
Purchases	31,046
Proceeds	(50,684)
Allowance for losses	(100,000)
Balance at June 30, 2011	$10,158,211

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. There were no allowances for losses recorded during the periods ended June 30, 2011 and 2010.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Fair Value at June 30, 2011
Impaired Loans	$—	$—	$1,241,640	$1,241,640
Real estate held for resale	—	848,102	—	848,102
	$—	$848,102	$1,241,640	$2,089,742

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Impaired Loans	$—	$—	$1,840,000	$1,840,000
Real estate held for resale	—	727,532	—	727,532
	$—	$727,532	$1,840,000	$2,567,532

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2010	$1,840,000	$727,532
Additions/Acquisitions	15,267	121,270
Dispositions/Proceeds	(578,990)	(700)
Additional provision for losses	(34,637)	—
Balance at June 30, 2011	$1,241,640	$848,102

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2011, the Company had mortgage loans receivable totaling $30,799,866. The loans bear interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.36% at June 30, 2011. The Company had mortgage loans receivable totaling $31,430,505 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.30% at December 31, 2010.

The Company has a portfolio of secured church bonds at June 30, 2011 and December 31, 2010, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate value of secured church bonds equaled approximately $10,958,211 at June 30, 2011 with a weighted average interest rate of 7.90% and approximately $10,991,000 at December 31, 2010 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2011, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2011 through June 30, 2012	$602,056	$873,000
July 1, 2012 through December 31, 2012	327,533	69,000
2013	1,688,318	605,000
2014	828,351	681,000
2015	969,046	146,000
Thereafter	26,384,562	8,584,211
	30,799,866	10,958,211
Less loan loss and bond loss allowances	(775,377)	(800,000)
Less deferred origination income	(566,752)	______-__
Totals	$29,457,737	$10,158,211

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in September 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $700,000 and $600,000 for the First Mortgage Bonds at June 30, 2011 and December 31, 2010, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee is currently attempting to sell the three properties.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an allowance for losses of $100,000 for the First and Second Mortgage Bonds at both June 30, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.69% and 6.73% at June 30, 2011 and December 31, 2010, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $366,000 and $405,000 for the six months ended June 30, 2011 and 2010, respectively. The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2011 is as follows:

July 1, 2011 through June 30, 2012	$516,000
July 1, 2012 through December 31, 2012	1,181,000
2013	1,172,000
2014	1,733,000
2015	1,982,000
Thereafter	18,137,000

Totals	$24,721,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was originally declared effective by the SEC on March 30, 2009, was subsequently amended in December 2009 and declared effective in January 2010, and was amended again in May and June 2011 and was declared effective on June 27, 2011. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At June 30, 2011, approximately 3,050 Series C certificates had been issued for $3,050,000. The Company has also issued 2,581 Series C certificates through its stock repurchase program (see Note 5).

5. STOCK REPURCHASE PROGRAMS

The Company commenced a stock repurchase program (the “2010 Program”) effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of June 30, 2011, requests representing approximately 532,000 shares have been submitted for share exchanges. The Company exchanged 2,769 shares during the six months ended June 30, 2011 for 13 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares. The cash paid is reflected on the Statements of Cash Flows as “stock redemptions.”

The Company commenced a share repurchase plan (the “2011 Program”) on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

6. LINE OF CREDIT

The Company has a $1.42 million line of credit with Beacon Bank. Interest is charged monthly at the rate of 6.00%. We had outstanding balances of $900,000 and $1,416,000 at June 30, 2011 and December 31, 2010, respectively. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011. The line of credit has various financial and non-financial covenants. At June 30, 2011, the Company was in compliance with financial and non-financial covenants.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management and origination fees of approximately $109,000 and $96,000 during the three months ended June 30, 2011 and 2010, respectively, and $211,000 and $192,000 during the six months ended June 30, 2011 and 2010, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of June 30, 2011 and December 31, 2010, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$997,187	$997,187	$350,339	$350,339
Accounts receivable	109,908	109,908	112,209	112,209
Interest receivable	132,080	132,080	139,441	139,441
Mortgage loans receivable	29,457,737	31,877,261	30,145,838	29,650,126
Bond portfolio	10,158,211	10,158,211	10,277,849	10,277,849
Secured investor certificates	24,721,000	29,421,270	24,343,000	27,952,977
Line of credit	900,000	900,000	1,416,000	1,416,000

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the six months ended June 30, 2011.

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing the bonds we hold with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

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

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was originally declared effective by the SEC on March 30, 2009, was subsequently amended in December 2009 and declared effective in January 2010, and was amended again in May and June 2011 and was declared effective on June 27, 2011. At June 30, 2011, approximately 3,050 Series C certificates had been issued for $3,050,000. The Company has also issued 2,581 Series C certificates in connection with its 2010 stock repurchase program (the “2010 Program”). On July 19, 2011, the Company commenced a separate share repurchase program (the “2011 Program”), which will allow shareholders to present their shares to the Company for repurchase at $4.00 per share.

We currently have seventy-one first mortgage loans aggregating $30,784,859 in principal amount, one second mortgage loan of $15,007 in principal amount and a first mortgage bond portfolio with par values aggregating $10,971,500. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. The Company has made only one such investment since the fourth quarter of 2010 due principally to conditions that management considers less than favorable in the markets in which our business is generally conducted. The above capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2011 Six Months Compared to Fiscal 2010 Six Months

Net income for the Company’s six months ended June 30, 2011 and 2010 was approximately $141,000 and $197,000, respectively, on total interest and other income of approximately $1,620,000 and $1,691,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2011, the Company’s loans receivable have interest rates ranging from 5.00% to 10.25%, with an average, principal-adjusted interest rate of 8.36%. The Company’s bond portfolio has an average current yield of 7.90% as of June 30, 2011. As of June 30, 2010, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.43% and the Company’s portfolio of bonds had an average current yield of 7.70%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $914,000 and $857,000 for the six months ended June 30, 2011 and 2010, respectively. The increase in interest expense was due to the sale of additional secured investor certificates. Net interest margin decreased from 49.29% to 43.59% resulting primarily from a decline in interest and other income of approximately 4.00% compared to an increase in interest expense of 6.60%.

We continually assess our loan portfolio and reserve for potential losses based on the payment history, status of loans and market conditions. Due to changing economic conditions and the current status of, and trends in, our loan portfolio, which has seen a significant rise in both past due loans and loans in the foreclosure process during the past several years, we made changes to our loan policy in fiscal 2009 to permit us to accelerate the recording of provisions when amounts become past due. We continue to monitor the policy in light of changing economic conditions. In addition, we have written off accrued interest on certain loans as a result of these changes. These changes to our loan loss policy have increased the amount of reserves against potential loan losses and our expense of past due amounts that are deemed doubtful of collection.

Provision for losses on mortgage loans receivable increased for the six months ended June 30, 2011 as we recorded additional provision against the mortgage loans. We recorded an additional provision for losses on loans during the six months ended June 30, 2011 of approximately $87,000 compared to approximately $142,000 for the six months ended June 30, 2010. At June 30, 2011, we reserved approximately $775,000 for sixteen mortgage loans, of which eight are three or more mortgage payments in arrears. One of these loans is in the foreclosure process. At December 31, 2010, we reserved approximately $712,000 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears.

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

Operating expenses for the six months ended June 30, 2011 decreased to approximately $354,000 compared to $502,000 at June 30, 2010. The decrease is the result of lower costs associated with real estate held for sale, a decrease in real estate impairment, and the fact that we did not sustain a capital loss on the sale of bonds from our portfolio as we did during the six months ended June 30, 2010. This is due to the fact that no bonds were sold during the six months ended June 30, 2011.

Fiscal 2011 Second Quarter Compared to Fiscal 2010 Second Quarter

The Company had net income of approximately $33,000 for the three months ended June 30, 2011 and experienced a loss of approximately $22,000 for the three months ended June 30, 2010, on total interest and other income of approximately $832,000 and $791,000, respectively. Interest expense was approximately $458,000 and $433,000 for the three months ended June 30, 2011 and 2010, respectively. The increase in net interest income was approximately $16,000. In addition, the Company experienced a reduction in provisions for losses on mortgage loans receivable in the approximate amount of $23,000.

Operating expenses for the three months ended June 30, 2011 decreased to approximately $175,000 compared to $295,000 at June 30, 2010. The decrease in operating expenses is due to decreases in real estate impairment, legal fees and costs associated with real estate held for sale, as well as the fact that we did not sustain a capital loss on the sale of bonds from our portfolio as we did during the three months ended June 30, 2010. This is due to the fact that no bonds were sold during the three months ended June 30, 2011.

Mortgage Loans and Bond Portfolio

One mortgage loan was refinanced into a new loan during the six months ended June 30, 2011. No other mortgage loans were paid in full or funded during the six months ended June 30, 2011.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in June 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance  for losses of $700,000 and $600,000 for the First Mortgage Bonds at June 30, 2011 and December 31, 2010, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee is currently attempting to sell the three properties.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage

Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in June 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an allowance for losses of $100,000 for the First and Second Mortgage Bonds at both June 30, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned origination fees of approximately $14,700 for the three and six months ended June 30, 2011. We earned origination fees of approximately $7,100 and $18,700 for the three and six months ended June 30, 2010, respectively.

We paid a dividend of $.10 for each share held of record on January 25, 2011. The dividend, which was paid January 28, 2011, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

We paid a dividend of $.11 for each share held of record on April 26, 2011. The dividend, which was paid April 29, 2011, represents a 4.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.11 for each share held of record on July 26, 2011. The dividend, which was paid July 29, 2011, represents a 4.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit. Our liabilities at June 30, 2011 are primarily comprised of: dividends declared as of June 30, 2011 but not yet paid; our line of credit balance; and our secured investor certificates.

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

The Company has a $1.42 million line of credit with Beacon Bank. Interest is charged monthly at the rate of 6.00%. We had outstanding balances of $900,000 and $1,416,000 at June 30, 2011 and December 31,

2010, respectively. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011. The line of credit has various financial and non-financial covenants. At June 30, 2011, the Company was in compliance with financial and non-financial covenants. We will continue to pay the line of credit by: (i) selling bonds in our church bond portfolio; (ii) using proceeds from the sale of the secured investor certificates; or (iii) using principal payments and pre-payments received from current borrowers.

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was originally declared effective by the SEC on March 30, 2009, was subsequently amended in December 2009 and declared effective in January 2010, and was amended again in May and June 2011 and was declared effective on June 27, 2011. These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering. At June 30, 2011, approximately $3,050,000 had been collected from the issuance of 3,050 Series C certificates. The proceeds were used to pay down our line of credit and maturing certificates. We may also use proceeds from the sale of secured investor certificates to pay dividends, if needed.

The Company commenced a stock repurchase program (the “2010 Program”) effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of June 30, 2011, requests representing approximately 532,000 shares have been submitted for share exchanges. The Company exchanged 2,769 shares during the six months ended June 30, 2011 for 13 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.

The Company commenced a share repurchase plan (the “2011 Program”) on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

During the six months ended June 30, 2011, our total assets decreased by approximately $33,000 due to a decrease in mortgage loans receivable resulting from payments on mortgage loans. Current liabilities decreased by approximately $497,000 for the six months ended June 30, 2011 due to decreases in current maturities of our secured investor certificates and payments made on our line of credit balance. Non-current liabilities increased by approximately $764,000 for the six months ended June 30, 2011 due to the sale, renewal and issuance through the 2010 Program of secured investor certificates.

For the six months ended June 30, 2011, cash from operating activities increased to approximately $796,000 from $473,000 for the comparative period ended June 30, 2010, primarily related to an increase in accounts payable due to insurance proceeds held pending disbursement for repairs to a church building that experienced a fire.

For the six months ended June 30, 2011, cash provided by investing activities was approximately $479,000 compared to cash provided by investing activities of approximately $1,534,000 for the comparative six months ended June 30, 2010, due to an increase in collections of mortgage loans, which was offset by a decrease in proceeds from bonds.

For the six months ended June 30, 2011, cash used for financing activities decreased to approximately $628,000 from $1,691,000 for the comparative six months ended June 30, 2010, primarily due to a decrease in payments on our line of credit and secured investor certificate maturities.

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

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans receivable and the valuations of the bond portfolio and real estate held for sale. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

We estimate the value of real estate we hold pending re-sale based on a number of factors. We look at the current condition of the property as well as current market conditions in determining a fair value, which will determine the listing price of each property. Each property is valued based on its current listing price less any anticipated selling costs, including for example, realtor commissions. Since churches are single use facilities, the listing price of the property may be lower than the total amount owed to us. Attorney fees, taxes, utilities and real estate commission fees will also reduce the amount we collect from the sale of a property we have acquired through foreclosure. The fair value of the real estate held for sale includes estimates of expenses related to the sale of the real estate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2011. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable

(b)   Not Applicable

(c)

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2011 to January 31, 2011	0	$5.00	0	471,026
February 1, 2011 to February 28, 2011	0	$5.00	0	471,026
March 1, 2011 to March 31, 2011	2,769	$5.00	2,769	468,257
April 1, 2011 to April 30, 2011	0	$5.00	0	468,257
May 1, 2011 to May 31, 2011	0	$5.00	0	468,257
June 1, 2011 to June 30, 2011	0	$5.00	0	468,257
Totals:	2,769		2,769

*The Company commenced a stock repurchase program (the “2010 Program”) effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders after conversion, we paid the sum of $5.00 cash for each remaining share. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased under the 2010 Program. The Company exchanged 2,769 shares during the six months ended June 30, 2011 for 13 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares.

The Company commenced a share repurchase plan (the “2011 Program”) on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders. See Exhibit 4.1 for additional information regarding the 2011 Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

4.1 American Church Mortgage Company Share Repurchase Plan

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

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter of ended June 30, 2011, filed with the SEC on August 12, 2011, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Statements of Operations for the six months ended June 30, 2011 and 2010 and for the three months ended June 30, 2011 and 2010; (iii) the Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the Notes to Financial Statements (Unaudited).

_________________________

*The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2011

AMERICAN CHURCH MORTGAGE COMPANY

By: /s/ Philip J. Myers

Philip J. Myers

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Scott J. Marquis

Scott J. Marquis

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

