Form 10-Q
period 2011-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2011-11-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common Stock, $0.01 par value per share	1,802,252 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4 - 5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19 – 25

Items 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. (Removed and Reserved)	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	29

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2011

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and equivalents	$974,799	$350,339
Accounts receivable	138,639	112,209
Interest receivable	135,163	139,441
Current maturities of mortgage loans receivable, net of
allowance of $16,711 and $28,574 and deferred
origination fees of $30,010 and $39,965 at September 30,
2011 and December 31, 2010, respectively	564,825	1,193,149
Current maturities of bond portfolio, at fair value	872,000	627,000
Prepaid expenses	11,727	7,407
Total current assets	2,697,153	2,429,545

Mortgage Loans Receivable, net of current maturities,
allowance of $814,621 and $683,255 and deferred
origination fees of $527,403 and $532,873 at September
30, 2011 and December 31, 2010, respectively	28,470,124	28,952,689

Bond Portfolio, at fair value, net of current maturities	9,282,352	9,650,849

Real Estate Held for Sale	790,082	727,532

Deferred Offering Costs,
net of accumulated amortization of $793,714 and $705,923
at September 30, 2011 and December 31, 2010, respectively	845,444	845,694
Total Assets	$42,085,155	$42,606,309

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$573,000	$902,000
Line of credit	800,000	1,416,000
Accounts payable	260,039	37,364
Management fee payable	—	22,357
Dividends payable	163,823	194,311
Total current liabilities	1,796,862	2,572,032

Deposit on real estate held for sale	52,300	45,000

Secured Investor Certificates, Series B, net of current maturities	18,434,000	18,307,000
Secured Investor Certificates, Series C	6,072,000	5,134,000
Total liabilities	26,355,162	26,058,032

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,833,309 shares at
September 30, 2011 and 1,943,107 at December 31, 2010	18,333	19,431
Additional paid-in capital	19,733,947	20,175,331
Accumulated deficit	(4,022,287)	(3,646,485)
Total stockholders’ equity	15,729,993	16,548,277

Total Liabilities and Stockholders' Equity	$42,085,155	$42,606,309

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Interest and Other Income	$2,423,237	$2,588,494

Interest Expense	1,289,490	1,301,036

Net Interest Income	1,133,747	1,287,458

Provision for losses on mortgage loans receivable	142,899	187,118
Provision for losses on bonds	100,000	—
Provision for Losses on Mortgage Loans Receivable and Bonds	242,899	187,118

Net Interest Income after Provision for Mortgage and Bond Losses	890,848	1,100,340

Operating Expenses
Other operating expenses	630,029	585,936
Real estate impairment	57,820	139,000
Total Operating Expenses	687,849	724,936

Operating Income	202,999	375,404

Other Income	11,896	8,205

Net Income	$214,895	$383,609

Basic and Diluted Income Per Share	$0.11	$0.17

Dividends Declared Per Share	$0.29	$0.30

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,930,523	2,276,762

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Interest and Other Income	$803,856	$897,691

Interest Expense	434,131	443,690

Net Interest Income	369,725	454,001

Provision for losses on mortgage loans receivable	55,955	44,947
Provision for losses on bonds	—	—
Provision for Losses on Mortgage Loans Receivable and Bonds	55,955	44,947

Net Interest Income after Allowance for Mortgage and Bond Losses	313,770	409,054

Operating Expenses
Other operating expenses	193,036	176,120
Real estate impairment	57,820	47,000
Total Operating Expenses	250,856	223,120

Operating Income	62,914	185,934

Other Income	10,855	342

Net Income	$73,769	$186,276

Basic and Diluted Income Per Share	$0.04	$0.09

Dividends Declared Per Share	$0.09	$0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,908,999	2,061,930

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$214,895	$383,609
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	57,820	139,000
Provision for losses on mortgage loans receivable	142,899	187,118
Provision for losses on bonds	100,000	—
Amortization of loan origination discounts	(15,425)	(24,141)
Amortization of deferred costs	87,791	91,239
Change in assets and liabilities
Accounts receivable	(26,430)	30,159
Interest receivable	4,278	(3,852)
Prepaid expenses	(4,320)	(5,562)
Accounts payable	222,675	(30,037)
Management fee payable	(22,357)	—
Net cash provided by operating activities	761,826	767,533

Cash Flows from Investing Activities
Investment in mortgage loans	(40,922)	—
Proceeds from origination fees	14,700	28,789
Collections of mortgage loans	896,567	275,215
Investment in bonds	(31,046)	—
Proceeds from bonds	54,543	1,428,795
Net cash provided by investing activities	893,842	1,732,799

Cash Flows from Financing Activities
Payments on line of credit, net	(616,000)	(2,250,000)
Proceeds from secured investor certificates	925,000	1,299,000
Payments on secured investor certificate maturities	(189,000)	(440,000)
Payments for deferred costs	(87,541)	(127,979)
Stock exchanges and redemptions	(442,482)	(71,175)
Dividends paid	(621,185)	(705,727)
Net cash used for financing activities	(1,031,208)	(2,295,881)

Net Increase in Cash and Equivalents	624,460	204,451

Cash and Equivalents - Beginning	350,339	67,137

Cash and Equivalents - Ending	$974,799	$271,588

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$163,823	$200,025

Mortgages receivable reclassified to
real estate held for sale	$144,666	$—

Interest paid	$1,289,490	$1,209,797

Secured investor certificates issued
through the stock exchange program	$18,000	$2,288,000

Notes to Unaudited Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $5,000 in money market fund accounts at both September 30, 2011 and December 31, 2010. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the proceeds from the sale of bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $872,000 and $627,000 in bonds as current assets as of September 30, 2011 and December 31, 2010, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2012 and 2011, respectively.

Allowance for Mortgage Loan Losses

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable and accounts receivable, less the allowance for mortgage loan losses. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans, which are loans that are declared to be in default or are in the foreclosure process. At September 30, 2011, the Company reserved $831,332 for sixteen mortgage loans, of which eight are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2010, the Company reserved $711,829 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears. Three of the loans were in the foreclosure process.

A summary of transactions in the allowance for mortgage loan losses for the nine months ended September 30, 2011 is as follows:

Balance at December 31, 2010	$711,829
Provision for additional losses	142,899
Reclassification to real estate held for sale	(23,396)
Charge-offs	—
Balance at September 30, 2011	$831,332

The total impaired loans were approximately $1,574,675 and $2,248,000 at September 30, 2011 and December 31, 2010, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage losses.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

Loans totaling approximately $3,619,000 and $2,989,000 exceeded 90 days past due but continued to accrue interest as of September 30, 2011 and December 31, 2010, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. A provision for losses is recognized when the carrying amount is deemed not recoverable and exceeds fair value as determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third party independent appraisals.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Financial Statements, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded additional provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $100,000 and $200,000 for the periods ended September 30, 2011 and December 31, 2010, respectively. Total allowance for losses on our bond portfolio equaled $800,000 and $700,000 at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2011	Fair Value	Level 3

Bond portfolio	$10,154,352	$10,154,352

		Fair Value Measurement
December 31, 2010	Fair Value	Level 3

Bond portfolio	$10,277,849	$10,277,849

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2010	$10,277,849
Purchases	31,046
Proceeds	(54,543)
Provision for losses	(100,000)
Balance at September 30, 2011	$10,154,352

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Fair Value at September 30, 2011
Impaired Loans	$—	$—	$1,211,478	$1,211,478
Real estate held for resale	—	790,082	—	790,082
	$—	$790,082	$1,241,478	$2,001,560

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Impaired Loans	$—	$—	$1,840,000	$1,840,000
Real estate held for resale	—	727,532	—	727,532
	$—	$727,532	$1,840,000	$2,567,532

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2010	$1,840,000	$727,532
Additions/Acquisitions	21,488	121,270
Dispositions/Proceeds	(600,478)	(900)
Provision for losses	(49,532)	(57,820)
Balance at September 30, 2011	$1,211,478	$790,082

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2011, the Company had first mortgage loans receivable totaling $30,423,695. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.25% at September 30, 2011. The Company had first mortgage loans receivable totaling $31,430,505 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.30% at December 31, 2010.

The Company has a portfolio of secured church bonds at September 30, 2011 and December 31, 2010, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate value of secured church bonds equaled approximately $10,954,352 at September 30, 2011 with a weighted average interest rate of 7.90% and approximately $10,991,000 at December 31, 2010 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2011, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2011 through September 30, 2012	$611,545	$872,000
October 1, 2012 through December 31, 2012	120,231	66,000
2013	1,683,885	605,000
2014	823,513	681,000
2015	963,768	146,000
Thereafter	26,220,752	8,584,352
	30,423,694	10,954,352
Less loan loss and bond loss allowances	(831,332)	(800,000)
Less deferred origination income	(557,413)	______-__
Totals	$29,034,949	$10,154,352

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church (“St. Agnes”) located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in September 2007. St. Agnes subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $700,000 and $600,000 for the First Mortgage Bonds at September 30, 2011 and December 31, 2010, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property during the first quarter of 2010. The trustee is currently attempting to sell the three properties. One property has tentatively been sold. The trustee has not provided details of the sale to bondholders as of September 30, 2011.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church (“Agape”) located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. Agape subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of September 30, 2011. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an allowance for losses of $100,000 for the First and Second Mortgage Bonds at both September 30, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.68% and 6.73% at September 30, 2011 and December 31, 2010, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $676,000 and $519,000 for the nine months ended September 30, 2011 and 2010, respectively. The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures. The Company is in compliance with all covenants for the nine months ended September

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

30, 2011 and 2010 respectively. All of the Series A certificates have matured as of September 30, 2010.

The estimated maturity schedule for the Series B and C Secured Investor Certificates at September 30, 2011 is as follows:

October 1, 2011 through September 30, 2012	$573,000
October 1, 2012 through December 31, 2012	775,000
2013	1,157,000
2014	1,865,000
2015	2,273,000
Thereafter	18,436,000

Totals	$25,079,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At September 30, 2011, approximately 3,486 Series C certificates had been issued for $3,486,000. The Company also issued 2,586 Series C certificates through its stock exchange program (see Note 5).

5. STOCK EXCHANGE AND REPURCHASE PROGRAMS

The Company commenced a stock exchange program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of September 30, 2011, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company exchanged 3,769 shares during the nine months ended September, 2011 for 18 Series C certificates ($18,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. As of September 30, 2011, the Company has repurchased 106,029 shares for $423,637 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

6. LINE OF CREDIT

The Company has a $1.42 million line of credit with Beacon Bank. Interest is charged monthly at the rate of 6.00%. We had outstanding balances of $800,000 and $1,416,000 at September 30, 2011 and December 31, 2010, respectively (See Note 9). The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011. The line of credit has various financial and non-financial covenants. At September 30, 2011, the Company was in compliance with financial and non-financial covenants. On October 12, 2011, the Company paid off the remaining balance. See Note 9, Subsequent Events, for more information.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. The Company paid the Advisor management and origination fees of approximately $101,000 and $96,000 during the three months ended September 30, 2011 and 2010, respectively, and $320,000  and $288,000 during the nine months ended September 30, 2011 and 2010, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2011 and December 31, 2010, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$974,799	$974,799	$350,339	$350,339
Accounts receivable	138,639	138,639	112,209	112,209
Interest receivable	135,163	135,163	139,441	139,441
Mortgage loans receivable	29,034,949	38,264,567	30,145,838	29,650,126
Bond portfolio	10,154,352	10,154,352	10,277,849	10,277,849
Secured investor certificates	25,079,000	31,279,476	24,343,000	27,952,977
Line of credit	800,000	800,000	1,416,000	1,416,000

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the nine months ended September 30, 2011.

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing the bonds we hold with similar instruments in inactive markets. The analysis reflects the contractual terms of the

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2011

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

9. SUBSEQUENT EVENTS

On October 12, 2011, the Company paid off the $800,000 balance remaining on its line of credit with Beacon Bank without penalty and the line of credit was subsequently terminated.

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

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which may be purchased in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was originally declared effective by the SEC on March 30, 2009, was subsequently amended in December 2009 and declared effective in January 2010, and was amended again in May and June 2011 and was declared effective on June 27, 2011. At September 30, 2011, approximately 3,486 Series C certificates had been issued for $3,486,000. The Company has also issued 2,586 Series C certificates in connection with its 2010 stock exchange program. On July 19, 2011, the Company commenced a separate share repurchase program, which will allow shareholders to present their shares to the Company for repurchase at $4.00 per share.

We currently have sixty-eight first mortgage loans aggregating $30,408,750 in principal amount, one second mortgage loan of $14,945 in principal amount and a first mortgage bond portfolio with par values aggregating $10,967,500. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. The Company has made only one such investment since the fourth quarter of 2010 due principally to conditions that management considers less than favorable in the markets in which our business is generally conducted. The above capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2011 Nine Months Compared to Fiscal 2010 Nine Months

Net income for the Company’s nine months ended September 30, 2011 and 2010 was approximately $215,000 and $384,000, respectively, on total interest and other income of approximately $2,423,000 and $2,588,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2011, the Company’s loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.25%. The Company’s bond portfolio has an average current yield of 7.90% as of September 30, 2011. As of September 30, 2010, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.38% and the Company’s portfolio of bonds had an average current yield of 7.92%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio during 2010.

Interest expense was approximately $1,289,000 and $1,301,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was due to the pay-down on our line of credit. Net interest margin decreased from 49.74% to 44.79 % resulting primarily from a decline in interest and other income of approximately 6.00%.

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

Allowances for losses on mortgage loans receivable increased during the nine months ended September 30, 2011 as we recorded additional provision against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2011 of approximately $143,000 compared to approximately $187,000 for the nine months ended September 30, 2010. At September 30, 2011, we reserved approximately $831,000 for sixteen mortgage loans, of which eight are three or more mortgage payments in arrears. One of these loans is in the foreclosure process. At December 31, 2010, we reserved approximately $712,000 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears. Three of these loans were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have one second mortgage loan of approximately $15,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period. Typically, we do not loan over three times the borrower’s gross income.

Historically, loans in our portfolio are outstanding for an average of five years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Operating expenses for the nine months ended September 30, 2011 decreased to approximately $688,000 compared to $725,000 at September 30, 2010. The decrease is the result of lower costs associated with real estate held for sale, a decrease in real estate impairment, and the fact that we did not sustain a capital loss on the sale of bonds from our portfolio as we did during the nine months ended September 30, 2010. This is due to the fact that no bonds were sold during the nine months ended September 30, 2011.

Fiscal 2011 Third Quarter Compared to Fiscal 2010 Third Quarter

The Company had net income of approximately $74,000 and $186,000 for the three months ended September 30, 2011 and 2010 respectively, on total interest and other income of approximately $804,000 and $898,000, respectively. Interest expense was approximately $434,000 and $444,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease in net interest income was approximately $84,000. This decrease was primarily due to a reduction in interest income from our bond portfolio.

Operating expenses for the three months ended September 30, 2011 increased to approximately $251,000 compared to $223,000 at September 30, 2010. The increase in operating expenses is due to increases in real estate impairment, legal fees and costs associated with real estate held for sale.

Mortgage Loans and Bond Portfolio

One mortgage loan was refinanced into a new loan during the nine months ended September 30, 2011. One mortgage loans was paid in full during the nine months ended September 30, 2011.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church (“St. Agnes”) located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. St. Agnes subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in June 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance  for losses of $700,000 and $600,000 for the First Mortgage Bonds at September 30, 2011 and December 31, 2010, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee is currently attempting to sell the three properties. One property has tentatively been sold. The trustee has not provided details of the sale to bondholders as of September 30, 2011.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church (“Agape”) located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in June

2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of September 30, 2011. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an allowance for losses of $100,000 for the First and Second Mortgage Bonds at both September 30, 2011 and December 31, 2010, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned origination fees of approximately $14,700 for the three and nine months ended September 30, 2011. We earned origination fees of approximately $10,000 and $28,800 for the three and nine months ended September 30, 2010, respectively, due to restructured loans.

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

We paid a dividend of $.11 for each share held of record on July 26, 2011. The dividend, which was paid July 29, 2011, represents a 4.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.09 for each share held of record on October 26, 2011. The dividend, which was paid October 31, 2011, represents a 3.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates and our line of credit. Our liabilities at September 30, 2011 are primarily comprised of: dividends declared as of September 30, 2011 but not yet paid; our line of credit balance; and our secured investor certificates.

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

At September 30, 2011 the Company has a $1.42 million line of credit with Beacon Bank. Interest is charged monthly at the rate of 6.00%. We had outstanding balances of $800,000 and $1,416,000 at September 30, 2011 and December 31, 2010, respectively. The line of credit is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line is December 31, 2011, but, at the Company’s election, may be extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 is paid by December 31, 2011. The line of credit has various financial and non-financial covenants. At September 30, 2011, the Company was in compliance with financial and non-financial covenants. On October 12, 2011, the Company paid off the $800,00 balance remaining on its line of credit, without penalty, and the line of credit was subsequently terminated.

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was originally declared effective by the SEC on March 30, 2009, was subsequently amended in December 2009 and declared effective in January 2010, and was amended again in May and June 2011 and was declared effective on June 27, 2011. These certificates are expected to provide a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay down our line of credit which, at times, may provide funds at less favorable terms than funds obtained through our certificate offering. At September 30, 2011, approximately $3,486,000 had been collected from the issuance of 3,486 Series C certificates. The proceeds were used to pay down our line of credit and maturing certificates. We may also use proceeds from the sale of secured investor certificates to pay dividends, if needed.

The Company commenced a stock exchange program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of September 30, 2011, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company exchanged 3,769 shares during the nine months ended September 30, 2011 for 18 Series C certificates ($13,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. As of September 30, 2011 the Company has repurchased 106,029 shares for $423,637 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

During the nine months ended September 30, 2011, our total assets decreased by approximately $521,000 due to a decrease in mortgage loans receivable resulting from payments on mortgage loans and one loan which was paid-off. Current liabilities decreased by approximately $775,000 for the nine months ended September 30, 2011 due to decreases in current maturities of our secured investor certificates and payments made on our line of credit balance. Non-current liabilities increased by approximately $1,072,000 for the nine months ended September 30, 2011 due to the sale, renewal and issuance through the exchange program of secured investor certificates.

For the nine months ended September 30, 2011, net cash provided by operating activities decreased to approximately $762,000 from $768,000 for the comparative period ended September 30, 2010, primarily related to an increase in allowances for losses on mortgage loans and our bond portfolio.

For the nine months ended September 30, 2011, net cash provided by investing activities was approximately $894,000 compared to cash provided by investing activities of approximately $1,733,000 for the comparative nine months ended September 30, 2010, due to an increase in collections of mortgage loans, which was offset by a decrease in proceeds from bonds.

For the nine months ended September 30, 2011, net cash used for financing activities decreased to approximately $1,031,000 from $2,296,000 for the comparative nine months ended September 30, 2010, primarily due to a decrease in payments on our line of credit and secured investor certificate maturities.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2011. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable

(b)   Not Applicable

(c)    Issuer Purchases of Equity Securities

The Company commenced a stock exchange program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders after conversion, we paid the sum of $5.00 cash for each remaining share. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased under the 2010 Program. The Company exchanged 3,769 shares during the nine months ended September 30, 2011 for 18 Series C certificates ($18,000 in principal amount) and paid $845 in cash for remainder shares.

Period	Total Number of Shares Exchanged	Average Price Paid Per Share	Total Number of Shares Exchanged as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Exchanged Under the Plan
January 1, 2011 to January 31, 2011	0	$5.00	0	471,026
February 1, 2011 to February 28, 2011	0	$5.00	0	471,026
March 1, 2011 to March 31, 2011	2,769	$5.00	2,769	468,257
April 1, 2011 to April 30, 2011	0	$5.00	0	468,257
May 1, 2011 to May 31, 2011	0	$5.00	0	468,257
June 1, 2011 to June 30, 2011	0	$5.00	0	468,257
July 1, 2011 to July 31, 2011	0	$5.00	0	468,257

August 1, 2011 to August 31, 2011	1,000	$5.00	1,000	467,297
September 1, 2011 to September 30, 2011	0	$5.00	0	467,297
Totals:	3,769		3,769

In addition, the Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders. At September 30, 2011, 106,029 shares were repurchased for $423,637 in cash.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2011 to July 31, 2011	0	$4.00	0	250,000
August 1, 2011 to August 31, 2011	60,960	$4.00	60,960	189,040
September 1, 2011 to September 30, 2011	45,069	$4.00	45,069	143,971
Totals:	106,029		106,029

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

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter of ended September 30, 2011, filed with the SEC on September 11, 2011, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Statements of Operations for the nine months ended September 30, 2011 and 2010 and for the three months ended September 30, 2011 and 2010; (iii) the Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) the Notes to Financial Statements (Unaudited).

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

Dated: November 14, 2011

AMERICAN CHURCH MORTGAGE COMPANY

By: /s/ Philip J. Myers

Philip J. Myers

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Scott J. Marquis

Scott J. Marquis

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

