Form 10-K
period 2011-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2012-03-30
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year Ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,373,284, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2012
Common Stock, $0.01 par value per share	1,768,249 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2012 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

	INDEX
		Page No.
	PART 1

Item 1	Business	4

Item 1A	Risk Factors	12

Item 1B	Unresolved Staff Comments	18

Item 2	Properties	18

Item 3	Legal Proceedings	19

Item 4	Mine Safety Disclosures	19

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6	Selected Financial Data	23

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	28

Item 8	Financial Statements and Supplementary Data	28

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2011 and 2010	F-3
Statements of Operations for the years ended December 31, 2011 and 2010	F-5

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

Item 1. Business.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and March 30, 2012, we have made 173 loans to 146 churches approximating $86,760,000, with the average principal amount of such loans being $487,000. Of the 173 loans we have made, 86 loans totaling $43,356,000 have been repaid early by the borrowing churches. We also own, as of December 31, 2011, $10,997,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by Church Loan Advisors, Inc., Minnetonka, Minnesota (the “Advisor”). We have no employees but we do have two executive officers. The Advisor's affiliate, American Investors Group, Inc., (“American”) has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 257 church bond financings, in which approximately $477,082,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,787,000.

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

Our lending and investing operations, including determination of a prospective borrower's or church bond issuer's financial credit worthiness, are made on our behalf by the Advisor. Employees and agents of the Advisor conduct all aspects of our business, including (i) marketing and advertising; (ii) communication with prospective borrowers; (iii) processing loan applications; (iv) closing the loans; (v) servicing the loans; (vi) enforcing the terms of our loans; (vii) shareholder relations and (viii) administering our day-to-day business. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. The management fee is reduced to 1% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Advisor’s management fees are computed and payable monthly.

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

Loan Type	Interest Rate (1)	Origination Fee (2)
25/30 Year Term (3)	Fixed @ 8.75%/8.95% respectively	3.5%
20 Year Term (3)	Variable Annually @ Prime + 2.50%	3.5%
3 Year Renewable Term (4)	Fixed @ 8.25%	3.0%
Construction 1 Year Term	Fixed @ 9.00%	2.0%

(1)	“Prime” means the prime rate of interest charged to preferred customers, as published by a federally chartered bank chosen by us. We may also tie our offered interest rates to other indices.
(2)	These are “target” fees and negotiation of these fees with borrowers can occur. Origination fees are generally based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to our Advisor.
(3)	Fully amortized repayment term. Amortization terms may vary, as may other loan terms, depending on individual loan negotiations and competitive forces.
(4)	Renewable term loans are repaid based on a 25-year amortization schedule, and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 25 years. We charge a fee of 1% upon the date of each renewal. If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus a specified percentage “spread.”

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

The Company had a $1.42 million line of credit with Beacon Bank. Interest was charged at the rate of 6.00%. The Company had an outstanding balance of $0 and $1,416,000 at December 31, 2011 and 2010 respectively. The line of credit was secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line was December 31, 2011, but, at the Company’s election, could have been extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 was paid by December 31, 2011. On October 31, 2011 the Company paid off the remaining balance on its line of credit without penalty and the line of credit was subsequently terminated.

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

Public Offerings - Secured Investor Certificates

In October 2008, we filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates (File No. 333-154831). The offering was declared effective by the SEC on March 30, 2009. The Series C certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. At December 31, 2011, approximately 4,105 Series C certificates had been issued for $4,105,000. Through its stock repurchase program, the Company also issued 2,586 Series C certificates ($2,586,000 in principal amount), since the effective date, for the period ended December 31, 2011 in exchange for 532,743 shares. This offering will expire on March 30, 2012.

Previously, we have offered Series A and Series B secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.65% at December 31, 2011 and 6.73% at December 31, 2010. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $690,000 and $558,000 for the year ended December 30, 2011 and 2010, respectively. There were no Series A secured investor certificates outstanding as of December

31, 2011 and 2010. There were 18,851,000 and 19,209,000 Series B secured investor certificates outstanding as of December 31, 2011 and 2010, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the independent Directors) as of July 13, 2011. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the Advisor, including travel and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business–such as the costs and expenses of reporting to various governmental agencies and shareholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents; directors and officers liability insurance premiums; unreimbursed costs directly relating to closing of loan transactions; and costs relating to the enforcement of loan agreements and/or foreclosure proceedings.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of July 13, 2011, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2011, we have eight first mortgage loans totaling approximately $4,702,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on one of these loans and expect to take possession of this church and list their property for sale. In addition, we have foreclosed and have taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,408,000 and have listed the properties for sale through local realtors. The fair value of the properties, which represents the carrying value, was $714,000 at December 31, 2011 after a reserve of approximately $694,000.

As of December 31, 2010, we had ten first mortgage loans totaling approximately $5,237,000 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of four properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,265,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $728,000 at December 31, 2010.

Competition

The business of making loans to churches and other non-profit religious organizations is highly competitive. We compete with a wide variety of investors and other lenders, including banks, insurance companies, pension funds and fraternal organizations which may have investment objectives similar to our own. A number of these competitors have greater financial resources, larger staffs and longer operating histories than we do. We compete principally by limiting our business "niche" to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other religious organizations. Our competitive “specialty” is in offering fixed-rate, long-term loans, which few of our competitors make available to churches.

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

•         losses associated with default, foreclosure of a mortgage, and sale of the mortgaged property

•         state and federal laws and regulations

•         bankruptcy or insolvency of a borrower

•         borrower’s misrepresentation(s) and/or fraud

Losses Associated with Default, Foreclosure of a Mortgage and Sale of Mortgaged Property Pose Additional Risks. We have experienced losses associated with default, foreclosure of mortgages, and sales of mortgaged properties. The time frame to foreclose on a property varies from state to state, and delays can occur due to backlog in court dockets; we have experienced delays from 12 to 36 months. Such delays have and can cause the value of the mortgaged property to further deteriorate due to lack of maintenance. Theft and vandalism have also occurred on certain of our foreclosed properties. Some borrowers have removed fixtures and furnishings including sound systems, chairs, pulpits, appliances, mechanical and electrical systems prior to vacating the facility which further reduces the value of our collateral. The properties also incur operating expenses pending their sale (resale marketing, property insurance, security, repairs and maintenance) and these expenses could be substantial if we cannot readily dispose of the property. Expenses related to the foregoing and diminution in value could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company and could negatively impact the Company’s ability to pay interest on its outstanding secured investor certificates or dividends to shareholders.

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

We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and foreclosure rates during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties. In addition, during such economic times we may be unable to locate as many credit-worthy borrowers. In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, declining real estate values would likely reduce the level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy remains weak, which could result in higher default rates. Higher default rates could adversely affect the Company’s results of operations, which could negatively impact the Company’s ability to pay interest on the certificates and dividends to shareholders. Further, declining real estate values significantly increase the likelihood that we will incur losses in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

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

We Have Fluctuating Earnings. As mortgage lenders, we make provision for losses relating to our loan portfolio and sometimes take impairment charges due to our borrowers defaulting or declaring bankruptcy. As the national and local economies worsened, increases in the occurrence of such events resulted in greater fluctuation of our earnings, which can reduce our net income. Our earnings are also impacted by non-performing assets and the carrying cost of maintaining such assets (taxes, insurance and maintenance). Inconsistent earnings could adversely affect the Company’s financial condition and results of operations.

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

The Limited Use Nature of Church Facilities Can Limit the Resale Value of Our Mortgage Collateral. Our loans are secured principally by first mortgages upon the real estate and improvements owned or to be owned by borrowing churches. Although we will require an appraisal of the premises as a pre-condition to making a loan, the appraised value of the premises cannot be relied upon as being the actual amount which might be obtained in the event we need to foreclose after a default by the borrower. The actual liquidation value of a church, school or other institutional premises could be adversely affected by, among other factors: (i) its limited use nature; (ii) the availability on the market of similar properties; (iii) the availability and cost of financing, rehabilitation or renovation to prospective buyers; (iv) the length of time the seller is willing to hold the property on the market; or (v) the availability in the area of the mortgaged property of congregations or other buyers willing to pay the fair value for a church facility. These factors may influence our decision to restructure the terms of a non-performing loan rather than foreclosing on the church property.

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

Consistent with our qualification as a REIT for federal income tax purposes, we do not file state income tax returns in all states in which the collateral securing our loans is located. Since our inception, no state has ever asserted a claim for income taxes on any amount of our earnings or any aspect of our operations. Although we believe our position as it relates to state income taxes is appropriate, there can be no assurance that in the future any state tax jurisdiction will not pursue payment of some amount of state income taxes.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2011 by other broker-dealers at prices as low as $3.32 per share and as high as $5.00 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Fluctuations in Interest Rates May Cause the Value of Our Shares to Fluctuate. Prevailing market interest rates impact borrower decisions to obtain new loans or to refinance existing loans, possibly having a negative effect upon our ability to originate mortgage loans. Fluctuations in interest rates may cause the value of the shares to fluctuate unpredictably. If interest rates increase and we are unable to deploy funds into higher yielding mortgage loans, the dividends we pay may be less than other organizations which may have investment objectives similar to our own.

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

Risks Related to the Indebtedness/Certificates

We May Be Unable to Generate Sufficient Cash Flow to Service Our Debt Obligations. Our ability to make payments on our indebtedness and to fund our operations depends on our ability to generate cash in the future. Our ability to generate future cash is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors that are beyond our control. As such, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under a credit arrangement in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

Our ability to obtain additional financing, if needed, will depend on, among other things: (i) our financial condition at the time; (ii) restrictions on outstanding indebtedness; and (iii) other factors, including the condition of the financial markets or the real estate and real estate lending markets. If we do not generate sufficient cash flow from operations, and additional borrowings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, which could affect our tax status as a REIT.

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

There Are Potential Adverse Effects Associated with Lending Borrowed Funds. In the past, we have deployed the proceeds from the sale of secured investor certificates into loans to, and bonds issued by, churches and other non-profit religious organizations. We have also used our line of credit from time to time, to fund loans and purchase bonds. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or “spread,” between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature.

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

Not applicable.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2011, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,409,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The fair value of our real estate held for sale, which represents the carrying value, is approximately $714,000 as of December 31, 2011 after a reserve of approximately $694,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the five properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

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

Foreclosure of a $419,000 loan was completed on a church located in Dayton, Ohio in August 2006. During 2009, this property was sold for $100,000 under a land sale contract, which is being recorded under the deposit method. The value of the property of $100,000 is reflected in Real Estate Held for Sale at December 31, 2011 pending full receipt of proceeds of the sale. At December 31, 2011, we have received $57,600, which is recorded as a deposit. Title to the property will transfer upon receipt of the final installment scheduled for July 2014.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church’s property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2011 at $215,000. We have also collected approximately $15,000 in personal guarantees from former board members of the Church which was a requirement for funding of their loan. This property is located in a residential area.

Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2011 at $45,000. This property is located in a residential area.

Foreclosure of a $145,000 loan was completed on a church located in Detroit, Michigan in June 2011. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2011 at $63,000. The property was a former bank building and is zoned as a commercial property.

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property ($360,000) versus the amount owed to us ($239,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2011.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of February 28, 2012, 1,770,151 shares of our common stock and $25,855,000 of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally traded on the over-the-counter market Pink Sheets under the symbol “ACMC.PK” from September 4, 2007 through December 31, 2011. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2011 and 2010. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar Year 2011
First Quarter	$5.00	$3.50
Second Quarter	$5.00	$3.60
Third Quarter	$4.09	$3.70
Fourth Quarter	$3.80	$3.32

Calendar Year 2010
First Quarter	$3.30	$2.10
Second Quarter	$2.94	$2.25
Third Quarter	$3.65	$3.00
Fourth Quarter	$4.15	$3.05

Stock Exchange Program

The Company commenced a stock exchange program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, as was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. Since the program began and as of December 31, 2011, requests representing approximately 533,000 shares have been submitted for share exchanges. The Company exchanged 3,769 shares during 2011 for 18 Series C certificates ($18,000 in principal amount) and paid $845 in cash for remainder shares. In connection with Series C certificates offering expiring March 30, 2012, the Company will assess continuation of this program in the second quarter of 2012.

Period	Total Number of Shares Exchanged	Average Price Paid Per Share	Total Number of Shares Exchanged as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Exchanged Under the Plan
January 1, 2011 to January 31, 2011	0	$5.00	0	471,026
February 1, 2011 to February 28, 2011	0	$5.00	0	471,026
March 1, 2011 to March 31, 2011	2,769	$5.00	2,769	468,257

April 1, 2011 to April 30, 2011	0	$5.00	0	468,257
May 1, 2011 to May 31, 2011	0	$5.00	0	468,257
June 1, 2011 to June 30, 2011	0	$5.00	0	468,257
July 1, 2011 to July 31, 2011	0	$5.00	0	468,257
August 1, 2011 to August 31, 2011	1,000	$5.00	1,000	467,297
September 1, 2011 to September 30, 2011	0	$5.00	0	467,297
October 1, 2011 to October 31, 2011	0	$5.00	0	467,297
November 1, 2011 to November 30, 2011	0	$5.00	0	467,297
December 1, 2011 to December 31, 2011	0	$5.00	0	467,297
Totals:	3,769		3,769

Stock Repurchase Program

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. Since the program began and as of December 31, 2011, the Company has repurchased 160,927 shares for $643,229 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2011 to July 31, 2011	0	$4.00	0	250,000
August 1, 2011 to August 31, 2011	60,960	$4.00	60,960	189,040
September 1, 2011 to September 30, 2011	45,069	$4.00	45,069	143,971
October 1, 2011 to October 31, 2011	13,057	$4.00	13,057	130,914
November 1, 2011 to November 30, 2011	41,841	$4.00	41,841	89,073
December 1, 2011 to December 31, 2011	0	$4.00	0	89,073
Totals:	160,927		160,927

Holders of Our Common Shares

As of February 28, 2012, we had 697 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2011 and 2010 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2011	2010	2011	2010
March 31st	$.110	$.100	4.40%	4.00%
June 30th	$.110	$.100	4.40%	4.00%
September 30th	$.090	$.100	3.60%	4.00%
December 31st	$.090	$.100	3.60%	4.00%
Totals:	$.400	$.400	4.00%	4.00%

As a Real Estate Investment Trust, we make regular quarterly distributions to shareholders. The amount of distributions to our shareholders must equal at least 90% of our “real estate investment trust taxable income” in order for us to retain REIT status. Shareholder distributions are estimated for our first three quarters each fiscal year and adjusted annually based upon our final year-end financial report. Cash available for distribution to our shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any permitted temporary investments made us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of REIT status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2011, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Annual Report beginning at page F-1 and our forward-looking statement disclosure at the beginning of Part I to this Annual Report.

Financial Condition

Our total assets decreased from $42,606,309 at December 31, 2010 to $40,995,989 at December 31, 2011. The primary reason for the decrease in total assets from December 31, 2010 through December 31, 2011 was a payoff of two loans. The funds were used to meet principal payments due on maturing certificates and to pay down our line of credit. Stockholders’ equity decreased from $16,548,277 at December 31, 2010 to $15,215,132 at December 31, 2011. This was primarily due to the redemption of shares through our stock repurchase program and distributions, in the form of dividends in aggregate, totaling approximately $751,000 which was partially offset by net income of $79,683 for 2011. Our primary liabilities at December 31, 2011 and 2010 were our secured investor certificates, which were $25,542,000 and $24,343,000 respectively, and our line of credit, which was $0 and $1,416,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month.

Comparison of the fiscal years ended December 31, 2011 and 2010

The following table shows the results of our operations for fiscal 2011 and 2010:

Statement of Operations Data	2011	2010

Interest and other income	$3,216,559	$3,385,225
Interest expense	1,833,943	1,761,467
Net interest income	1,382,516	1,623,758
Total provision for losses on mortgage loans and bonds	466,968	435,869
Net interest income after provision for mortgage and bonds losses	915,548	1,187,889
Operating expenses	715,602	747,917
Real estate impairment	133,280	139,000
Total operating expenses	848,882	886,917
Operating income	66,666	300,972
Other income	13,017	8,353
Income before provision for income taxes	79,683	309,325
Provision for income taxes	-	13,214
Net income	$79,683	$296,111
Basic and diluted earnings per share	$0.04	$0.13

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 63 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 6.45% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income which is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net income for our year ended December 31, 2011 was $79,683 on total interest and other income of $3,216,459 compared to net income of $296,111 on total interest and other income of $3,385,225 for the year ended December 31, 2010. The decrease in net income was primarily due to decreased interest income as the result of two mortgage loans that paid off and the natural amortization of the loan portfolio, which reduced our interest-earning assets during 2011.

Net interest income earned on the Company's portfolio of loans was $1,382,516 for the year ended December 31, 2011, compared to $1,623,758 for 2010. The decrease in net interest income was due to the payoff of two loans, which reduced our interest-earning assets during 2011. Excluded from revenue for the year ended December 31, 2011 is $14,000 of origination income, or “points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2011 were $848,882 compared to $886,917 for our fiscal year ended December 31, 2010. The decrease in operating expenses was primarily a result of a decrease in loan loss reserves as well a decrease in delinquency costs. Impairment charges on real estate held for sale were $133,000 and $139,000 for the years ended December 31, 2011 and 2010, respectively.

Our Board of Directors declared dividends of $.110 for each share of record on March 31, 2011, June 30, 2011 and $.100 for each shares of record on September 30, 2011 and December 31, 2011, respectively. Based on the quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 and assuming a share purchase price of $10.00, the dividends paid represented a 4.40%, 4.40%, 3.60% and 3.60% annualized yield to shareholders, respectively, for an effective overall annual yield of 4.00% in 2011. 81% of the dividends paid to shareholders in 2011, were taxable ordinary dividends. 19% of the dividends paid to shareholders in 2011 were return of capital.

The Company expects dividends paid in 2012 to be 100% of taxable income unless we have a realized loss on property held for sale which was the case in 2011.

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

Currently, our bond portfolio comprises 27% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $10,997,000 as of December 31, 2011. We earned approximately $618,000 on our bond portfolio in 2011.

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

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 of Series “C” Secured Investor Certificates. The Securities and Exchange Commission declared our registration statement effective on March 30, 2009. The certificates are offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates. In January 2010, we amended the offering with regards to maturities. Certificates are now offered with maturities from 4-7 and 13-20 years and interest rates from 4.50% to 7.25%. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; and (ii) the repayment of existing loans and bonds and potential sale of bonds. We continually review the market for other sources of capital such as a new line of credit.

Loan Loss Reserve Policy

We follow a loan loss reserve policy on our portfolio of loans outstanding. This critical policy requires complex judgments and estimates. We record mortgage loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans. Our loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will reserve for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans that are in the foreclosure process. At December 31, 2011, we reserved $812,809 against fifteen mortgage loans, of which eight churches were three or more mortgage payments in arrears. At December 31, 2010, we reserved $711,829 against sixteen mortgage loans, of which ten churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $1,563,000 and $2,248,000 at December 31, 2011 and 2010, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

As of December 31, 2011, we had eight first mortgage loans that are three or more payments in arrears. Two of the loans are in the process of being foreclosed.

The first impaired loan has an outstanding balance of approximately $614,000. The church did not make any payments in 2011 or 2010. This loan is in the foreclosure process. We plan to take possession of this property in 2012 and list it for sale through a local realtor.

The second impaired loan has an outstanding balance of approximately $549,000. The church missed five mortgage payments in 2011. This loan has been declared in default. This loan is in the foreclosure process. We plan to take possession of this property in 2012 and list it for sale through a local realtor.

The third impaired loan has an outstanding balance of approximately $400,000. The church missed one payment in 2011. This loan has been declared to be in default. Due to the value of the property ($780,000) versus the amount owed to us, we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of their equity. The church is paying us monthly rent until the property is refinanced or sold.

The fourth impaired loan has an outstanding balance of approximately $481,000. The church missed two mortgage payments in 2011. The church is working to bring its account current.

The fifth loan has an outstanding balance of approximately $605,000. The church missed six payments in 2011 and four payments in 2010. The church had a fire and the building was not usable until it was refurbished from insurance proceeds. The church is back in the building and is working to bring its account current.

The sixth and seventh loans were made to the same borrower and have outstanding balances of approximately $295,000 and $687,000, respectively. The church missed four mortgage payments in 2010. The church is working to bring its account current.

The eighth loan has an outstanding balance of approximately $1,069,000. The church missed one payment in 2011 and two payments in 2010. The church is working to bring its account current.

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

We expect to foreclose on two properties in 2012 and will incur costs to secure and prepare these properties for sale. We seek to exhaust all options available to us to before proceeding to foreclosure. We do not foresee any foreclosures other than these two churches.

Bond Loss Policy

The allowance for losses on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in August 2008 and the church was subsequently foreclosed upon. We, along with all other bondholders, have a superior lien over all other creditors

We are investors in the bonds issued by St. Agnes, not the loan originator. No accrual for interest receivable from the First Mortgage Bonds is recorded by us. We have an aggregate provision for losses of $800,000 and $600,000 for the First Mortgage Bonds at December 31, 2011 and December 31, 2010, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. We are not accruing any missed payments from the bonds. The increase in the allowance from $600,000 to $800,000 is appropriate in our view as the collateral backing the bonds has incurred deferred maintenance costs. The trustee continues to work to obtain all insurance monies that may be payable for updating the property for sale in connection with earlier property damage suffered as a result of Hurricane Ike.

In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties and the condition of the two remaining facilities is currently being determined by Herring Bank. The trustee has not provided details of the sale to bondholders as of December 31, 2011.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000.

Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of December 31, 2011. If the Church continues to make its re-scheduled weekly payments, the trustee believes it will be able to resume the quarterly distribution of interest to bondholders in the near future. The Company, along with all other bondholders, has a superior lien over all other creditors.

In December 2010, Agape commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secured the First Mortgage Bonds. We are monitoring this proceeding and during the year ended December 31, 2011,have reserved $200,000 against the $1,134,000 Agape bonds we own, which effectively reduces the bonds to the fair value amount management believes will be recovered. We are investors in the bonds issued by Agape, not the loan originator. We are not accruing any missed payments from the bonds.

The aggregate amount of the defaulted bonds of both issuers equals $21,290,000 of which we own $3,169,000.

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

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans receivable and the valuation of the bond portfolio and real estate held for sale. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 14, 2012, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 14, 2012, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 14, 2012, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 14, 2012, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 14, 2012, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.2	Trust Indenture between the Company and The Herring National Bank dated April 26, 2002	3
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	4
4.4	First Supplemental Indenture to 2002 Indenture dated July 2, 2007	2
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	5
4.7	Description of Share Exchange Program and related Shareholder Letter and Reservation Form dated February 2, 2010	6
4.8	Description of Share Repurchase Program and related Shareholder Letter and Repurchase Form dated July 13, 2011	11
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.2	Security Agreement between the Company and The Herring National Bank, as Trustee dated April 26, 2002	3
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	4
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Form of Loan and Security Agreement by and between the Company and Beacon Bank	9
10.6	Form of Revolving Note	9
10.7	Form of Securities Account Control Agreement by and among the Company, Herring Bank and Beacon Bank	9
10.8	Commercial Debt Modification Agreement by and between American Church Mortgage Company and Beacon Bank	10
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	12
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	12
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	12
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	12

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-75836), filed April 26, 2002.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 99.1), filed February 2, 2010.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed September 17, 2008.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 10.1) filed December 8, 2010.
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 10.1) filed July 19, 2011.
(12)	Filed herewith.
30

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012	AMERICAN CHURCH MORTGAGE COMPANY
By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/30/2012
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/30/2012
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/30/2012
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/30/2012
Kirbyjon H. Caldwell, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

American Church Mortgage Company

Minnetonka, MN

We have audited the accompanying balance sheets of American Church Mortgage Company ("the Company") as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 30, 2012

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	December 31, 2011	December 31, 2010

Current Assets
Cash and equivalents	$611,991	$350,339
Accounts receivable	133,683	112,209
Interest receivable	135,990	139,441
Current maturities of mortgage loans receivable, net of
allowance of $22,381 and $28,574 and deferred
origination fees of $26,687 and $39,965 at December
31, 2011 and 2010, respectively	773,416	1,193,149
Current maturities of bond portfolio	873,000	627,000
Prepaid expenses	26,432	7,407
Total current assets	2,554,512	2,429,545

Mortgage Loans Receivable, net of current maturities,
allowance of $790,428 and $683,255 and deferred
origination fees of $508,693 and $532,873 at December
31, 2011 and 2010, respectively	27,748,418	28,952,689

Bond Portfolio, net of current maturities	9,123,923	9,650,849

Real Estate Held for Sale	714,322	727,532

Deferred Offering Costs,
net of accumulated amortization of $822,664 and $705,923
at December 31, 2011 and 2010, respectively	854,814	845,694
Total Assets	$40,995,989	$42,606,309

Notes to Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2011	December 31, 2010

Current Liabilities
Current maturities of secured investor certificates	$1,257,000	$902,000
Line of credit	-	1,416,000
Accounts payable	21,200	37,364
Management fee payable	-	22,357
Dividends payable	160,057	194,311
Total current liabilities	1,438,257	2,572,032

Deposit on real estate held for sale	57,600	45,000

Secured Investor Certificates, Series B, net of current maturities	17,594,000	18,307,000
Secured Investor Certificates, Series C	6,691,000	5,134,000
Total liabilities	25,780,857	26,058,032

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,778,411 shares at
December 31, 2011 and 1,943,107 at December 31, 2010	17,784	19,431
Additional paid-in capital	19,514,904	20,175,331
Accumulated deficit	(4,317,556)	(3,646,485)
Total stockholders’ equity	15,215,132	16,548,277

Total liabilities and stockholders' equity	$40,995,989	$42,606,309

Notes to Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31
	2011	2010

Interest and Other Income	$3,216,459	$3,385,225

Interest Expense	1,833,943	1,761,467

Net Interest Income	1,382,516	1,623,758

Provision for losses on mortgage loans receivable	166,968	235,869
Provision for losses on bonds	300,000	200,000
Provision for Losses on Mortgage Loans Receivable and Bonds	466,968	435,869

Net Interest Income after Provision for Mortgage and Bond Losses	915,548	1,187,889

Operating Expenses
Other operating expenses	715,602	747,917
Real estate impairment	133,280	139,000
	848,882	886,917

Operating Income	66,666	300,972

Other Income	13,017	8,353

Income before Provision for Income Taxes	79,683	309,325

Provision for Income Taxes	-	13,214

Net Income	$79,683	$296,111

Basic and Diluted Income Per Share	$0.04	$0.13

Dividends Declared Per Share	$0.40	$0.40

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,898,814	2,199,091

Notes to Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

			Additional	Accumulated
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance, December 31, 2009	2,472,081	$24,721	$22,814,911	$(3,091,171)

Exchange of 528,974 shares of common stock	(528,974)	(5,290)	(2,639,580)	-

Net income	-	-	-	296,111

Dividends declared	-	-	-	(851,425)

Balance, December 31, 2010	1,943,107	19,431	20,175,331	(3,646,485)

Repurchase and exchange of 164,696 shares
of common stock	(164,696)	(1,647)	(660,427)	-

Net income	-	-	-	79,683

Dividends declared	-	-	-	(750,754)

Balance, December 31, 2011	1,778,411	$17,784	$19,514,904	$(4,317,556)

Notes to Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31
	2011	2010

Cash Flows from Operating Activities
Net income	$79,683	$296,111
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	133,280	139,000
Provision for losses on mortgage loans receivable	166,968	235,869
Provision for losses on bond portfolio	300,000	200,000
Amortization of loan origination discounts	(37,459)	(32,146)
Amortization of deferred costs	116,741	119,583
Change in assets and liabilities
Accounts receivable	(21,474)	98,599
Interest receivable	3,451	18,001
Prepaid expenses	(19,025)	(1,130)
Accounts payable	(16,164)	(30,501)
Management fee payable	(22,357)	22,357
Net cash provided by operating activities	683,644	1,065,743

Cash Flows from Investing Activities
Investment in mortgage loans	(40,922)	(398,976)
Proceeds from origination fees	14,700	50,913
Collections of mortgage loans	1,413,247	352,304
Investment in bonds	(143,040)	-
Proceeds from bonds	123,966	1,454,647
Net cash provided by investing activities	1,367,951	1,458,888

Cash Flows from Financing Activities
Payments on line of credit, net	(1,416,000)	(2,684,000)
Proceeds from secured investor certificates	1,558,000	2,224,000
Payments on secured investor certificate maturities	(359,000)	(611,000)
Payments for deferred costs	(125,861)	(189,237)
Stock exchanges and redemptions	(662,074)	(76,870)
Dividends paid	(785,008)	(904,322)
Net cash used for financing activities	(1,789,943)	(2,241,429)

Net Increase in Cash and Equivalents	261,652	283,202

Cash and Equivalents - Beginning of Year	350,339	67,137

Cash and Equivalents - End of Year	$611,991	$350,339

Notes to Financial Statements are an integral part of this Statement

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31
	2011	2010

Supplemental Cash Flow Information

Dividends payable	$160,057	$194,311

Mortgage loans receivable reclassified to
real estate held for resale	$144,666	$-

Interest paid	$1,717,161	$1,641,884

Secured investor certificates issued
through the stock exchange program	$18,000	$2,568,000

Stock purchased through stock repurchase program	160,927 shares	-

Stock exchanged through stock exchange program	3,769 shares	528,974 shares

Notes to Financial Statements are an integral part of this Statement

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $0 and $5,000 in a money market fund account at December 31, 2011 and 2010, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $873,000 and $627,000 in bonds as current assets as of December 31, 2011 and 2010, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2011 and 2010, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2011, the Company reserved $812,809 for fifteen mortgage loans, of which eight are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2010, the Company reserved $711,829 for sixteen mortgage loans, of which ten were three or more mortgage payments in arrears. Three of the loans were in the foreclosure process.

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2011	2010
Balance at beginning of year	$711,829	$475,960
Provision for losses on mortgage loans receivable	166,968	235,869
Charge-offs	(65,988)	-
Balance at end of year	$812,809	$711,829

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,563,000 and $2,248,000 at December 31, 2011 and 2010, respectively, which the Company believes is adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $375,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2011. Approximately $408,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2010.

Loans totaling approximately $3,137,000 and $2,989,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2011 and 2010, respectively. The Company believes that continued

interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2011, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,408,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $714,000 as of December 31, 2011 after a reserve of approximately $694,000.

Foreclosure was completed in 2004 on a church located in Battle Creek, Michigan. The church congregation disbanded and the church property is currently unoccupied. The Company owns and took possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas in 2005. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and took possession of the church and is currently negotiating to sell the property to a local not-for-profit organization.

Foreclosure was completed in 2006 on a church located in Dayton, Ohio. The Company owns and took possession of the church and listed the property for sale through a local realtor. The sale contract was executed in July 2009. The Company agreed to sell the property for $100,000 under a three year land contract which was extended to July 15, 2015 on April 11, 2011. An initial payment of $20,000 was received in July 2009. A payment of $25,000 was received in April 2010. A payment of $7,300 and $5,300 were received in August and October 2011, respectively. A payment of $12,600 is due July of each year until a final balloon payment of approximately $42,000 is due and payable in July 2015. As title has not transferred to the buyer, the sale is not considered complete. Upon receipt of final payment, title to the property will transfer to the buyer and the sale will be considered fully consummated.

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

Foreclosure was completed in 2011 on a church located in Detroit, Michigan. The Company took possession of the property in June 2011 and listed it for sale through a local realtor.

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

Revenue Recognition

Interest income on mortgage loans receivable and the bond portfolio is recognized as earned per the terms of the specific asset. Other income included with interest represents cash received for loan origination fees, which are recognized over the life of the loan as an adjustment to the yield on the loan.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $300,000 and $200,000 for the years ended December 31, 2011 and 2010, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2011	Fair Value	Level 3

Bond portfolio	$9,996,923	$9,996,923

		Fair Value Measurement
December 31, 2010	Fair Value	Level 3

Bond portfolio	$10,277,849	$10,277,849

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2010	$10,277,849
Purchases	143,040
Proceeds	(123,966)
Provision for other than temporary losses	(300,000)
Balance at December 31, 2011	$ 9,996,923

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The resulting impairment charges were $133,000 and $139,000 for the years ended December 31, 2011 and 2010, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Impaired Loans	$ -	$ -	$1,188,050	$1,188,050
Real estate held for resale	-	714,322	-	714,322
	$ -	$714,322	$1,188,050	$1,902,372

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value at December 31, 2010
Impaired Loans	$ -	$ -	$1,840,000	$1,840,000
Real estate held for resale	-	727,532	-	727,532
	$ -	$727,532	$1,840,000	$2,567,532

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2010	$1,840,000	$727,532
Additions/Acquisitions	28,320	121,270
Dispositions/Proceeds	(607,310)	(1,200)
Provision for other than temporary losses	(72,960)	(133,280)
Balance at December 31, 2011	$1,188,050	$714,322

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2011, the Company had first mortgage loans receivable totaling $29,870,023. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2011. The Company had first mortgage loans receivable totaling $31,430,505 that bore interest ranging from 5.00% to 10.25% with a weighted average of approximately 8.30% at December 31, 2010.

The Company has a portfolio of secured church bonds at December 31, 2011 and December 31, 2010, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate par value of secured church bonds equaled approximately $10,996,923 at December 31, 2011 with a weighted average interest rate of 7.92% and approximately $10,991,000 at December 31, 2010 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039. The Company has recorded an aggregate allowance for losses of $1,000,000 and $700,000 at December 31, 2011 and 2010, respectively, for the First Mortgage Bonds issued by St. Agnes Missionary Baptist Church and Agape Assembly Baptist Church bond series that are in default. These bond series in the aggregate constitute approximately 29% of the bond portfolio at December 31, 2011 and 2010. The Company had maturities and redemptions of bonds of approximately $124,000 and $1,456,000 of bonds in 2011 and 2010, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2011, is as follows:

	Mortgage Loans	Bond Portfolio

2012	$822,484	$873,000
2013	690,762	605,000
2014	1,749,242	676,000
2015	925,105	146,000
2016	1,032,734	122,500
Thereafter	24,649,696	8,574,423
	29,870,023	10,996,923
Less loan loss and bond loss allowances	(812,809)	(1,000,000)
Less deferred origination income	(535,380)	_________
Totals	$28,521,834	$ 9,996,923

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $800,000 and $600,000 for the First Mortgage Bonds at December 31, 2011 and December 31, 2010, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2019, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of December 31, 2011.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of December 31, 2011. If the Church continues to make its re-scheduled weekly payments, the trustee believes it will be able to resume the quarterly distribution of interest to bondholders in the near future. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has recorded a provision for losses of $200,000 for the First and Second Mortgage Bonds during the year ended December 31, 2011, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.65% and 6.73% at December 31, 2011 and 2010, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals total approximately $690,000 and $558,000 during 2011 and 2010, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2011 is as follows:

2012	$ 1,257,000
2013	1,108,000
2014	1,865,000
2015	2,503,000
2016	3,172,000
Thereafter	15,637,000

Totals	$25,542,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010 and again in June 2011. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50%

to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2011, approximately 4,105 Series C certificates had been issued for $4,105,000. This offering expires on March 30, 2012. The Company also issued 2,586 Series C certificates during 2011 in connection with its stock exchange program (see Note 5).

5. STOCK EXCHANGE AND REPURCHASE PROGRAM

The Company commenced a stock exchange program effective February 2, 2010 whereby it offers to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors has approved up to 1,000,000 shares to be repurchased. As of December 31, 2011, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company exchanged 3,769 shares during the twelve months ended December 2011 for 18 Series C certificates ($18,000 in principal amount) and paid $845 in cash for remainder shares. The Company exchanged 528,974 shares during the year ended December 31, 2010 for 2,568 Series C certificates ($2,568,000 in principal amount) and paid $76,870 in cash for remainder shares.

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. As of December 31, 2011, the Company has repurchased 160,927 shares for $643,229 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

6. LINE OF CREDIT

The Company had a $1.42 million line of credit with Beacon Bank. Interest was charged monthly at the rate of 6.00%. The Company had an outstanding balance of $0 and $1,416,000 at December 31, 2011 and 2010, respectively. The line of credit was secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s Series B and Series C secured investor certificates. The maturity date for the line was December 31, 2011, but, at the Company’s election, could have been extended to December 31, 2012 if one half of the outstanding balance at December 31, 2010 was paid by December 31, 2011. The line of credit had various financial and non-financial covenants. On October 31, 2011 the Company paid off the remaining balance on its line of credit without penalty and the line of credit was subsequently terminated.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans we make. The management fee is reduced to 1% on assets from $35 million to $50 million and to .75% on assets over $50 million. The Company paid the Advisor management and origination fees of approximately $418,000 and $406,000 during the years ended December 31, 2011 and 2010, respectively.

8. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2011, the Company had pretax income of $79,683 and distributions to shareholders in the form of dividends during the tax year of $750,754. The tax based on statutory rates to the Company, pre-dividends would have been $27,092 in 2011. In 2010, the Company had pretax income of $309,325 and distributions to shareholders in the form of dividends during the tax year of $851,425. The tax based on statutory rates to the Company, pre-dividends, would have been $105,171 in 2010. The Company paid out 100% and 94% of taxable income in dividends in 2011 and 2010, respectively.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2011	2010

Tax based on statutory rates	$27,092	$105,171
Realized tax loss on properties	(42,592)	-
Benefit of REIT distributions	15,500	(91,957)

Total tax provision	$ -	$ 13,214

The components of deferred income taxes are as follows:

	2011	2010

Loan origination fees	$182,029	$194,764
Loan and bond loss provisions	616,355	480,022
Real-estate impairment	235,915	182,646
Valuation allowance	(1,034,299)	(844,218)

Total income tax	$ -	$ 13,214

The total deferred tax assets are as follows:

	2011	2010

Deferred tax assets	$1,034,299	$857,432
Tax asset valuation allowance	(1,034,299)	(844,218)

Net tax	$ -	$ 13,214

The change in the valuation allowance was approximately $190,000 and $189,000 for 2011 and 2010, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2011 and 2010, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$611,991	$611,911	$350,339	$350,339
Accounts receivable	133,683	133,683	112,209	112,209
Interest receivable	135,990	135,990	139,441	139,441
Mortgage loans receivable	29,870,023	36,100,291	30,145,838	29,650,126
Bond portfolio	10,996,923	10,996,923	10,277,849	10,277,849
Secured investor certificates	25,542,000	30,374,749	24,343,000	27,952,977
Line of credit	-	-	1,416,000	1,416,000

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the fiscal year ended December 31, 2011.

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

