Form 10-Q
period 2012-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2012-05-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2012
Common Stock, $0.01 par value per share	1,768,259 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Cash Flows	5 - 6

Notes to Financial Statements	7 - 17

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	18 – 23

Items 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2012

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$1,820,356	$611,991
Accounts receivable	161,279	133,683
Interest receivable	135,831	135,990
Current maturities of mortgage loans receivable, net of
allowance of $12,905 and $22,381 and deferred
origination fees of $30,502 and $26,687 at March
31, 2012 and December 31 and 2011, respectively	600,600	773,416
Current maturities of bond portfolio	981,000	873,000
Prepaid expenses	17,918	26,432
Total current assets	3,716,984	2,554,512

Mortgage Loans Receivable, net of current maturities,
allowance of $570,807 and $790,428 and deferred
origination fees of $496,515 and $508,693 at March 31,
2012 and December 31, 2011, respectively	27,417,571	27,748,418

Bond Portfolio, net of current maturities	9,001,012	9,123,923

Real Estate Held for Sale	1,093,352	714,322

Deferred Offering Costs,
net of accumulated amortization of $852,673 and $822,664
at March 31, 2012 and December 31, 2011, respectively	880,778	854,814
Total Assets	$42,109,697	$40,995,989

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2012	December 31, 2011
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$1,365,000	$1,257,000
Accounts payable	24,129	21,200
Dividends payable	159,133	160,057
Total current liabilities	1,548,262	1,438,257

Deposit on real estate held for sale	57,600	57,600

Secured Investor Certificates, Series B, net of current maturities	17,431,000	17,594,000
Secured Investor Certificates, Series C	7,932,000	6,691,000
Total liabilities	26,968,862	25,780,857

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,768,249 shares at
March 31, 2012 and 1,778,411 at December 31, 2011	17,682	17,784
Additional paid-in capital	19,474,357	19,514,904
Accumulated deficit	(4,351,204)	(4,317,556)
Total stockholders’ equity	15,140,835	15,215,132

Total liabilities and stockholders' equity	$42,109,697	$40,995,989

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Interest and Other Income	$776,087	$788,366

Interest Expense	460,828	455,463

Net Interest Income	315,259	332,903

Provision for losses on mortgage loans receivable	5,459	45,563

Net Interest Income after Provision for Mortgage Losses	309,800	287,340

Operating Expenses	185,324	179,524

Operating Income	124,476	107,816

Other Income	1,009	157

Net Income	$125,485	$107,973

Basic and Diluted Income Per Share	$0.07	$0.06

Dividends Declared Per Share	$0.09	$0.11

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,773,831	1,942,279

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$125,485	$107,973
Adjustments to reconcile net income to net cash
from operating activities:
Provision for losses on mortgage loans receivable	5,459	45,563
Amortization of loan origination discounts	(8,361)	(11,725)
Amortization of deferred costs	30,009	28,870
Change in assets and liabilities
Accounts receivable	(27,596)	(18,828)
Interest receivable	159	8,952
Prepaid expenses	8,514	(14,428)
Accounts payable	2,929	40,905
Management fee payable	—	(22,357)
Net cash provided by operating activities	136,598	164,925

Cash Flows from Investing Activities
Investment in mortgage loans	(27,360)	—
Collections of mortgage loans	154,895	412,813
Investment in bonds	—	(31,046)
Proceeds from bonds	14,911	20,848
Net cash provided by investing activities	142,446	402,615

Cash Flows from Financing Activities
Payments on line of credit, net	—	(416,000)
Proceeds from secured investor certificates	1,250,000	258,000
Payments on secured investor certificate maturities	(64,000)	(47,000)
Payments for deferred costs	(55,973)	(21,954)
Stock exchanges and redemptions	(40,649)	(845)
Dividends paid	(160,057)	(194,311)
Net cash provided by (used for) financing activities	929,321	(422,110)

Net Increase in Cash and Equivalents	1,208,365	145,430

Cash and Equivalents - Beginning of Period	611,991	350,339

Cash and Equivalents - End of Period	$1,820,356	$495,769

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$159,133	$213,437

Mortgage loans receivable reclassified to
real estate held for resale	$379,355	$—

Interest paid	$460,828	$426,593

Secured investor certificates issued
through the stock exchange program	$—	$13,000

Stock purchased through stock repurchase program	10,162 shares	—

Stock exchanged through stock exchange program	—	2,769 shares

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2011 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2011. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $159,000 and $0 in money market fund accounts at March 31, 2012 and December 31, 2011, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $981,000 and $873,000 in bonds as current assets as of March 31, 2012 and December 31, 2011, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2012 and 2011, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2012, the Company reserved $583,712 for thirteen mortgage loans, of which six are three or more mortgage payments in arrears. At December 31, 2011, the Company reserved $812,809 for fifteen mortgage loans, of which eight were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2012 is as follows:

Balance at December 31, 2011	$ 812,809
Provision for additional losses	5,459
Charge-offs	(234,556)
Balance at March 31, 2011	$ 583,712

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $946,000 and $1,563,000 at March 31, 2012 and December 31, 2011, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans.

Loans totaling approximately $3,391,000 and $3,137,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2012 and December 31, 2011, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded additional provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $0 and $300,000 for the periods ended March 31, 2012 and December 31, 2011, respectively. Total allowance for losses on our bond portfolio equaled $1,000,000 at March 31, 2012 and December 31, 2011.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2012	Fair Value	Level 3

Bond portfolio	$9,982,012	$9,982,012

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2011	$9,996,923
Purchases	-
Proceeds	14,911
Balance at March 31, 2012	$9,982,012

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. There were no provisions for losses on real estate held for sale for the periods ended March 31, 2012 and 2011. The fair value of impaired loans was based upon the Company’s loan loss policy, which is Level 3 input. The Company reserved an additional provision of $5,459 and $45,563 for loan losses at March 31, 2012 and 2011, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Fair Value at March 31, 2012
Impaired Loans	$ -	$ -	$800,106	$800,106
Real estate held for resale	-	1,093,352	-	1,093,352
	$ -	$1,093,352	$800,106	$1,893,458

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Impaired Loans	$ -	$ -	$1,188,050	$1,188,050
Real estate held for resale	-	714,322	-	714,322
	$ -	$714,322	$1,188,050	$1,902,372

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2011	$1,188,050	$714,322
Additions/Acquisitions	—	379,355
Dispositions/Proceeds	(382,485)	(325)
Provision for other than temporary losses	(5,459)	—
Balance at March 31, 2012	$800,106	$1,093,352

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2012, the Company had mortgage loans receivable totaling $29,128,900. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.57% at March 31, 2012. The Company had mortgage loans receivable totaling $29,870,023 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2011.

The Company has a portfolio of secured church bonds at March 31, 2012 and December 31, 2011, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate value of secured church bonds equaled approximately $10,982,000 at March 31, 2012 with a weighted average interest rate of 7.09% and approximately $10,997,000 at December 31, 2011 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2012, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2012 through March 31, 2013	$ 644,008	$ 981,000
April 1, 2013 through December 31, 2013	723,999	492,000
2014	1,745,345	676,000
2015	923,131	146,000
2016	1,030,584	122,500
Thereafter	24,061,835	8,564,512
	29,128,900	10,982,012
Less loan loss and bond loss allowances	(583,712)	(1,00,000)
Less deferred origination income	(527,017)	______-__
Totals	$28,018,171	$ 9,982,012

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $800,000 for the First Mortgage Bonds at March 31, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of March 31, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of March 31, 2012. If the Church continues to make its re-scheduled weekly payments, the trustee believes it will be able to resume the quarterly distribution of interest to bondholders in the second quarter of 2012. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

Mortgage Bonds at March 31, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.65% at March 31, 2012 and December 31, 2011, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $46,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively. The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2012 is as follows:

April 1, 2012 through March 31, 2013	$ 1,365,000
April 1, 2013 through December 31, 2013	899,000
2014	1,865,000
2015	2,549,000
2016	3,172,000
Thereafter	16,878,000

Totals	$26,728,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010. The offering concluded March 31, 2012. The certificates were being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At March 31, 2012, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000, of which 2,586 Series C certificates were issued through its stock repurchase program (see Note 5).

5. STOCK EXCHANGE AND REPURCHASE PROGRAMS

The Company commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of March 31, 2012, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company did not exchange any shares during the three months ended March 31, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,870 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 since the Company terminated the Series C secured investor certificate offering. (See Note 4).

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 10,162 shares for $40,649 during the three months ended March 31, 2012. As of December 31, 2011, the Company had repurchased an aggregate of 160,927 shares for $643,229 in cash under the program. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $99,000 and $102,000 during the three months ended March 31, 2012 and 2011, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2012 and December 31, 2011, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 1,820,356	$ 1,820,356	$ 611,911	$ 611,911
Accounts receivable	161,279	161,279	133,683	133,683
Interest receivable	135,831	135,831	135,990	135,990
Mortgage loans receivable	29,128,900	33,352,690	29,870,023	36,100,291
Bond portfolio	9,982,102	9,982,102	10,996,923	10,996,923
Secured investor certificates	26,728,000	31,075,575	25,542,000	30,374,749

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans falling during the three months ended March 31, 2012.

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2012

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2011 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, was offered in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2010 and amended in January 2010. The offering concluded March 31, 2012. At March 31, 2012, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000 of which 2,586 Series C certificates were issued in connection with its stock repurchase program.

We currently have sixty-eight first mortgage loans aggregating $29,064,086 in principal amount, two second mortgage loans totaling $64,815 in principal amount and a first mortgage bond portfolio with par values aggregating $10,982,012. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Net income for the Company’s three months ended March 31, 2012 and 2011 was approximately $125,000 and $108,000, respectively, on total interest and other income of approximately $776,000 and $778,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2012, the Company’s loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.57%. The Company’s bond portfolio has an average current yield of

7.09% as of March 31, 2012. As of March 31, 2011, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.36% and the Company’s portfolio of bonds had an average current yield of 7.90%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $461,000 and $455,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense was due to the issuance of additional secured investor certificates. Net interest margin decreased from 42.23% to 40.62% resulting primarily from a decline in interest and other income of approximately 1.56% compared to an increase in interest expense of approximately 1.18%.

We continually assess our loan portfolio and reserve for potential losses based on the payment history, status of loans, and market conditions. Due to changing economic conditions and the current status of and trends in our loan portfolio, which saw a significant rise in both past due loans and loans in the foreclosure process, we made changes to our loan loss policy in fiscal 2010 to permit us to accelerate the recording of provisions when amounts become past due. These changes to our loan loss policy have increased the amount of reserves against potential loan losses and our expense of past due amounts that are deemed doubtful of collection.

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2012 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the three months ended March 31, 2012 of approximately $5,500 compared to approximately $46,000 for the three months ended March 31, 2011. At March 31, 2012, we reserved approximately $584,000 for thirteen mortgage loans, of which eight are three or more mortgage payments in arrears. At December 31, 2011, we reserved approximately $813,000 for sixteen mortgage loans, of which eight were three or more mortgage payments in arrears and one was in the foreclosure process. This reduction from sixteen mortgage loans to thirteen mortgage loans was a result of one loan where the foreclosure process was completed and we currently own the property. Two loans were restructured and have been performing for over twelve months and we no longer are carrying a provision for these two loans.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have two second mortgage loans totaling approximately $65,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2012 increased to approximately $185,000 compared to $180,000 at March 31, 2011. The increase is the result of higher legal fees incurred incurred with recent foreclosure proceedings.

Mortgage Loans and Real Estate Held for Sale

No mortgage loans were paid in full during the three months ended March 31, 2012. No new loans were funded during the three months ended March 31, 2011.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $800,000 for the First Mortgage Bonds at March 31, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of March 31, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of March 31, 2012. If the Church continues to make its re-scheduled weekly payments, the trustee believes it will be able to resume the quarterly distribution of interest to bondholders in the near future. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds during the periods ended March 31, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any origination fees for the three months ended March 31, 2012 and 2011, respectively.

We paid a dividend of $.09 for each share held of record on January 25, 2012. The dividend, which was paid January 30, 2012, represents a 3.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.09 for each share held of record on April 25, 2012. The dividend, which was paid April 30, 2012, represents a 3.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees, interest payments on secured investor certificates. Our liabilities at March 31, 2012 are primarily comprised of dividends declared as of March 31, 2012 but not yet paid and our secured investor certificates.

Our current capital is fully deployed into loans and first mortgage church bonds. We do not intend to fund any new loans until further notice at which time additional capital will need to be raised. Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; (iii) borrowed funds; and (iv) bonds that mature or we sell from our bond portfolio. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional securities in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010. The offering was concluded March 31, 2012. These certificates provided a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay off our line of credit. At March 31, 2012, approximately $7,932,000 had been collected from the issuance of 7,932 Series C certificates.

The Company commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of March 31, 2012, requests representing an aggregate of approximately 532,743 shares have been submitted for share exchanges. The Company exchanged 0 shares during the three months ended March 31, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,810 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 because the Company did not renew the Series C secured investor certificate offering.

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors): the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 10,162 shares for $40,649 during the three months ended March 31, 2012. As of December 31, 2011, the Company had repurchased 160,927 shares for $643,229 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

During the three months ended March 31, 2012, total assets increased by approximately $1,114,000 due to an increase in proceeds from our Series C certificate offering. Current liabilities increased by approximately $110,000 for the three months ended March 31, 2012 due to an increase in current maturities of our secured investor certificates. Non-current liabilities increased by approximately $1,078,000 for the three months ended March 31, 2012 due to the sale of secured investor certificates from our series C certificate offering.

For the three months ended March 31, 2012, net cash provided by operating activities decreased to approximately $137,000 from $165,000 from the comparative period ended March 31, 2011, primarily due to decreases in the provision for mortgage loans receivable, amortization of loan origination discounts and interest receivable.

For the three months ended March 31, 2012, net cash provided by investing activities was approximately $143,000 compared to cash provided by investing activities of approximately $403,000 from the comparative three months ended March 31, 2011, due to a decrease in collections of mortgage loans.

For the three months ended March 31, 2012, net cash provided by (used for) financing activities increased to approximately $929,000 from ($422,000) for the comparative three months ended March 31, 2011, primarily due to a increase in proceeds from secured investor certificate sales.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2012. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Exchange and Purchases of Equity Securities

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 10,162 shares for $40,648 during the three months ended March 31, 2012. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders. The chart below provides further information with respect to shares repurchased under this plan during the three months ended March 31, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be repurchased Under the Plan
January 1, 2012 to January 31, 2012	0	$4.00	0	89,073
February 1, 2012 to February 28, 2012	8,260	$4.00	8,260	80,813
March 1, 2012 to March 31, 2012	1,902	$4.00	1,902	78,911
Totals:	10,162		10,162

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Item 5. Not Applicable.

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

Dated: May 15, 2012

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

