Form 10-Q
period 2012-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2012-08-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common Stock, $0.01 par value per share	1,763,548 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4

Statements of Cash Flows	5 - 6

Notes to Financial Statements	7 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	19 – 24

Items 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information...............................................................................	27

Item 6. Exhibits	27

Signatures	28

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

June 30, 2012

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$1,840,147	$611,991
Accounts receivable	151,193	133,683
Interest receivable	134,506	135,990
Current maturities of mortgage loans receivable, net of
allowance of $18,172 and $22,381 and deferred
origination fees of $25,431 and $26,687 at June
30, 2012 and December 31, 2011, respectively	624,562	773,416
Current maturities of bond portfolio	1,028,000	873,000
Prepaid expenses	11,095	26,432
Total current assets	3,789,503	2,554,512

Mortgage Loans Receivable, net of current maturities,
allowance of $770,307 and $790,428 and deferred
origination fees of $497,379 and $508,693 at June 30,
2012 and December 31, 2011, respectively	27,055,383	27,748,418

Bond Portfolio, net of current maturities	8,420,102	9,123,923

Real Estate Held for Sale	1,093,052	714,322

Deferred Offering Costs,
net of accumulated amortization of $882,891 and $822,664
at June 30, 2012 and December 31, 2011, respectively	863,524	854,814
Total Assets	$41,221,564	$40,995,989

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2012	December 31, 2011
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$1,214,000	$1,257,000
Accounts payable	27,560	21,200
Dividends payable	105,813	160,057
Total current liabilities	1,347,373	1,438,257

Deposit on real estate held for sale	57,600	57,600

Secured Investor Certificates, Series B, net of current maturities	17,490,000	17,594,000
Secured Investor Certificates, Series C	7,932,000	6,691,000
Total liabilities	26,826,973	25,780,857

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,763,548 shares at
June 30, 2012 and 1,778,411 at December 31, 2011	17,635	17,784
Additional paid-in capital	19,455,600	19,514,904
Accumulated deficit	(5,078,644)	(4,317,556)
Total stockholders’ equity	14,394,591	15,215,132

Total liabilities and stockholders' equity	$41,221,564	$40,995,989

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Interest and Other Income	$1,551,686	$1,620,101

Interest Expense	935,335	913,961

Net Interest Income	616,351	706,140

Provision for losses on mortgage loans receivable	210,226	86,944
Provision for losses on bonds	500,000	100,000
Provision for Losses on Mortgage Loans Receivable and Bonds	710,226	186,944

Net Interest (Loss) Income after Provision for Mortgage and Bond Losses	(93,875)	519,196

Operating Expenses	403,366	378,391

Operating (Loss) Income	(497,241)	140,805

Other Income	1,099	321

Net (Loss) Income	$(496,142)	$141,126

Basic and Diluted (Loss) Income Per Share	$(0.28)	$0.07

Dividends Declared Per Share	$0.15	$0.22

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,770,094	1,941,291

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Interest and Other Income	$775,599	$831,735

Interest Expense	474,507	458,498

Net Interest Income	301,092	373,237

Provision for losses on mortgage loans receivable	204,767	41,381
Provision for losses on bonds	500,000	100,000
Provision for Losses on Mortgage Loans Receivable and Bonds	704,767	141,381

Net Interest (Loss) Income after Provision for Mortgage and Bond Losses	(403,675)	231,856

Operating Expenses	218,042	198,867

Operating (Loss) Income	(621,717)	32,989

Other Income	90	164

Net (Loss) Income	$(621,627)	$33,153

Basic and Diluted (Loss) Income Per Share	$(0.35)	$0.02

Dividends Declared Per Share	$0.06	$0.11

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,766,355	1,919,016

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(496,142)	$141,126
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Provision for losses on mortgage loans receivable	210,226	86,944
Provision for losses on bonds	500,000	100,000
Amortization of loan origination discounts	(12,569)	(20,786)
Amortization of deferred costs	60,227	58,602
Change in assets and liabilities
Accounts receivable	(17,510)	44,069
Interest receivable	1,484	7,361
Prepaid expenses	15,337	(15,316)
Accounts payable	6,360	407,878
Management fee payable	—	(22,357)
Net cash provided by operating activities	267,413	787,521

Cash Flows from Investing Activities
Origination of mortgage loans	(47,380)	(30,449)
Proceeds from origination fees	—	14,700
Collections of mortgage loans	312,883	475,354
Investment in bonds	(40,000)	(31,046)
Proceeds from bonds	88,821	50,684
Net cash provided by investing activities	314,324	479,243

Cash Flows from Financing Activities
Payments on line of credit, net	—	(516,000)
Proceeds from secured investor certificates	1,250,000	484,000
Payments on secured investor certificate maturities	(156,000)	(119,000)
Payments for deferred costs	(68,937)	(60,323)
Stock redemptions	(59,453)	(845)
Dividends paid	(319,190)	(407,748)
Net cash provided by (used for) financing activities	646,420	(619,916)

Net Increase in Cash and Equivalents	1,228,157	646,848

Cash and Equivalents - Beginning	611,991	350,339

Cash and Equivalents - Ending	$1,840,147	$997,187

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$105,813	$213,437

Mortgage loans receivable reclassified to
real estate held for resale	$—	$144,666

Interest paid	$935,335	$855,359

Secured investor certificates issued
through the stock exchange program	$—	$13,000

Stock purchased through stock repurchase program	14,863 shares	—

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

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

June 30, 2012

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $387,000 and $0 in money market fund accounts at June 30, 2012 and December 31, 2011, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320 Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $1,028,000 and $873,000 in bonds as current assets as of June 30, 2012 and December 31, 2011, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2012 and 2011, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At June 30, 2012, the Company reserved $788,479 for thirteen mortgage loans, of which six are three or more mortgage payments in arrears. At December 31, 2011, the Company reserved $812,809 for fifteen mortgage loans, of which eight were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

A summary of transactions in the allowance for credit losses for the three months ended June30, 2012 is as follows:

Balance at December 31, 2011	$812,809
Provision for additional losses	210,226
Charge-offs	(234,556)
Balance at June 30, 2012	$788,479

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $944,000 and $1,563,000 at June 30, 2012 and December 31, 2011, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. These loans are currently recorded on a non-accrual basis.

The Company recently established a formal policy in which it will declare a loan to be in default whereupon the loan will be placed on non-accrual status when the following thresholds have been met: (i) The borrower has missed three consecutive mortgage payments; (ii) The borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) Lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

The Company recently established a policy in which it will accept payments received on non-accrual loans as well as a policy for resuming accrual of interest on loans that have been placed on non-accrual status. These policies are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status.

The Company recently established the following policy for determining when an uncollectable loan or trade receivable is charged off. When a loan is declared in default by its policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,016,000 and $3,137,000 exceeded 90 days past due but continued to accrue interest as of June 30, 2012 and December 31, 2011, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The Company maintains continuous efforts to dispose of real estate held for sale at market terms, including purchase price and financing terms. The Company may allow for temporary occupancy of real estate held for sale. Revenues, including temporary rental payments, and expenses, such as taxes and insurance, arising from real estate held for sale are recorded on the Statement of Operations in the current period.

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

Deferred Financing Costs

The Company defers the costs related to obtaining financing, principally through the issuance of Secured Investor Certificates. These costs are amortized over the life of the financing using the straight line method, which approximates the effective interest method.

Income Per Common Share

No adjustments were made to income for the purpose of calculating earnings per share, as there were no potential dilutive shares outstanding.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value on our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded additional provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $500,000 and $100,000 for the three and six months ended June 30, 2012 and June 30, 2011, respectively. Total allowance for losses on our bond portfolio equaled $1,500,000 and $1,000,000 at June 30, 2012 and December 31, 2011, respectively

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
June 30, 2012	Fair Value	Level 3

Bond portfolio	$9,448,102	$9,448,102

		Fair Value Measurement
December 31, 2011	Fair Value	Level 3

Bond portfolio	$9,996,923	$9,996,923

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2011	$9,996,923
Purchases	40,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

Allowances for losses	(500,000)
Proceeds	(88,821)
Balance at June 30, 2012	$9,448,102

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. There were no provisions for losses on real estate held for sale for the three and six months ended June 30, 2012 and 2011. The fair value of impaired loans was based upon the Company’s loan loss policy, which is Level 3 input. The Company reserved an additional provision of $210,226 and $86,944 for loan losses at June 30, 2012 and 2011, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Fair Value at June 30, 2012
Impaired Loans	$—	$—	$600,106	$600,106
Real estate held for resale	—	1,093,052	—	1,093,052
	$—	$1,093,052	$600,106	$1,693,158

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Impaired Loans	$—	$—	$1,188,050	$1,188,050
Real estate held for resale	—	714,322	—	714,322
	$—	$714,322	$1,188,050	$1,902,372

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2011	$1,188,050	$714,322

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

Additions/Acquisitions	—	379,355
Dispositions/Proceeds	(382,485)	(625)
Provision for other than temporary losses	(205,459)	—
Balance at June 30, 2012	$600,106	$1,093,052

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2012, the Company had mortgage loans receivable totaling $28,991,234. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.55% at June 30, 2012. The Company had mortgage loans receivable totaling $29,870,023 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2011.

The Company has a portfolio of secured church bonds at June 30, 2012 and December 31, 2011, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate value of secured church bonds equaled approximately $10,948,000 at June 30, 2012 with a weighted average interest rate of 7.92% and approximately $10,997,000 at December 31, 2011 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2012, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2012 through June 30, 2013	$ 668,165	$ 1,028,000
July 1, 2013 through December 31, 2013	562,175	371,000
2014	1,745,345	676,000
2015	923,131	146,000
2016	1,030,583	122,500
Thereafter	24,061,835	8,604,602
	28,991,234	10,948,102
Less loan loss and bond loss allowances	(788,479)	(1,500,000)
Less deferred origination income	(517,739)	______-__
Totals	$27,685,016	$ 9,448,102

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,300,000 for the First Mortgage Bonds at June 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of June 30, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of June 30, 2012. If the Church continues to make its re-scheduled weekly payments, the trustee believes it will be able to resume the quarterly distribution of interest to bondholders in the third quarter of 2012. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at June 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.65% at June 30, 2012 and December 31, 2011, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $105,000 and $366,000 for the six months ended June 30, 2012 and 2011, respectively. The secured investor certificates have certain financial and non-financial covenants indentified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2012 is as follows:

July 1, 2012 through June 30, 2013	$ 1,214,000
July 1, 2013 through December 31, 2013	899,000
2014	1,865,000
2015	2,549,000
2016	3,172,000
Thereafter	16,937,000

Totals	$26,636,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010. The offering concluded March 31, 2012. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At June 30, 2012, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000, of which 2,586 Series C certificates were issued through its stock repurchase program (see Note 5).

5. STOCK EXCHANGE AND REPURCHASE PROGRAMS

The Company commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of June 30, 2012, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company did not exchange any shares during the six months ended June 30, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,870 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 since the Company terminated the Series C secured investor certificate offering. (See Note 4).

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 14,863 shares for $59,453 during the six months ended June 30, 2012. As of December 31, 2011, the Company had repurchased an aggregate of 160,927 shares for $643,229 in cash under the program. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $100,000 and $109,000 during the three months ended June 30, 2012 and 2011, respectively, and $197,000 and $211,000 during the six months ended June 30, 2012 and 2011, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of June 30, 2012 and December 31, 2011, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 1,840,147	$ 1,840,147	$ 611,911	$ 611,911
Accounts receivable	151,193	151,193	133,683	133,683
Interest receivable	134,506	134,506	135,990	135,990
Mortgage loans receivable	28,991,234	36,993,225	29,870,023	36,100,291
Bond portfolio	9,448,102	9,448,102	10,996,923	10,996,923
Secured investor certificates	26,636,000	30,137,819	25,542,000	30,374,749

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2012

Accounts receivable

The carrying amount of accounts receivable approximates fair value.

Interest receivable

The carrying amount of interest receivable approximates fair value.

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans increasing during the six months ended June 30, 2012 and 2011, respectively.

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

8. SUBSEQUENT EVENTS

On July 12, 2012, the Company completed the sale of a property held for sale. The purchase price of the property was $475,000. The purchaser provided a $20,000 cash down payment. The Company provided a $500,000 loan to the qualified church to purchase the property which is located in Baton Rouge, Louisiana. The terms of the loan were consistent with market terms for such financing. This property was acquired by the Company through foreclosure. The Company took possession of the property in March 2012.

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

We currently have sixty-eight first mortgage loans aggregating $28,976,475 in principal amount and one second mortgage loan totaling $14,759 in principal amount and a first mortgage bond portfolio with par values aggregating $10,948,102. Although due to recent economic factors the Company has not made significant new investments in its principal form of assets funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to resume as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates. The Series C Secured Investor Certificates were offered in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2010 and amended in January 2010. The offering concluded March 31, 2012. At June 30, 2012, approximately 7,932 Series C certificates had been issued and were outstanding with a balance of $7,932,000 of which 2,586 Series C certificates were issued in connection with its stock repurchase program.

Results of Operations

Fiscal 2012 Six Months Compared to Fiscal 2011 Six Months

The Company’s had a net loss for the six months ended June 30, 2012 of approximately ($496,000) and net income for the six months ended June 30, 2011 of approximately $141,000. The Company had total interest and other income of approximately $1,552,000 and $1,620,000, for the six months ended June 30, 2012 and 2011, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2012, the Company’s loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.55%. The Company’s bond portfolio has an average current yield of 7.92% as of June 30, 2012. As of June 30, 2011, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.40% and the Company’s portfolio of bonds had an average current yield of 7.92%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $935,000 and $914,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in interest expense was due to the sale of additional Secured Investor Certificates which occurred prior to the termination of the Series C Secured Investor Certificate offering as of March 31, 2012. Net interest margin decreased from 43.59% to 39.72% resulting primarily from a decline in interest and other income of approximately 4.00% compared to an increase in interest expense of 2.37%.

We continually assess our loan portfolio and reserve for potential losses based on the payment history, status of loans and market conditions. Due to changing economic conditions and the current status of, and trends in, our loan portfolio, which has seen a rise in both past due loans and loans in the foreclosure process during the past several years, we made changes to our loan policy in fiscal 2010 to permit us to accelerate the recording of provisions when amounts become past due. We continue to monitor the policy in light of changing economic conditions. In addition, we have written off accrued interest on certain loans as a result of these changes. These changes to our loan loss policy have increased the amount of reserves against potential loan losses and our expense of past due amounts that are deemed doubtful of collection.

Provision for losses on mortgage loans receivable increased for the six months ended June 30, 2012 as we recorded additional provision against the mortgage loans. We recorded an additional provision for losses on loans during the six months ended June 30, 2012 of approximately $210,000 compared to approximately $87,000 for the six months ended June 30, 2011. At June 30, 2012, we reserved approximately $788,000 for thirteen mortgage loans, of which six are three or more mortgage payments in arrears. At December 31, 2011, we reserved approximately $813,000 for fifteen mortgage loans, of which eight were three or more mortgage payments in arrears. One loan was in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have one second mortgage loan of approximately $15,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not lend money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not lend over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

Historically, loans in our portfolio are outstanding for an average of five and a half years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Operating expenses for the six months ended June 30, 2011 increased to approximately $403,000 compared to $378,000 at June 30, 2011. The increase is the result of higher legal fees incurred with recent foreclosure proceedings, an increase in real estate impairment and bond reserves.

Fiscal 2012 Second Quarter Compared to Fiscal 2011 Second Quarter

The Company had a net loss of approximately ($622,000) for the three months ended June 30, 2012 and had net income of approximately $33,000 for the three months ended June 30, 2011, on total interest and other income of approximately $776,000 and $832,000, respectively. Interest expense was approximately $475,000 and $458,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease in net interest income was approximately $72,000. In addition, the Company experienced an increase in provisions for losses on its bond portfolio of approximately $500,000 for the sixth month period ended June 30, 2012.

Operating expenses for the three months ended June 30, 2012 increased to approximately $218,000 compared to $199,000 at June 30, 2011. The increase in operating expenses is due to increases in real estate impairment, legal fees and costs associated with real estate held for sale, as well as additional provisions for losses on our bond portfolio in the approximate amount of $500,000 for the three month period ended June 30, 2012.

Mortgage Loans and Bond Portfolio

No mortgage loans were paid in full during the six months ended June 30, 2012. No new loans were funded during the six months ended June 30, 2012.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,300,000 and $800,000 for the First Mortgage Bonds at June 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of June 30, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of March 31, 2012. If the Church continues to make its re-scheduled weekly payments, the trustee believes it will be able to resume the quarterly distribution of interest to bondholders in the near future. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds during the periods ended June 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

New Policies

We recently established a formal policy in which we will declare a loan to be in default whereupon the loan will be placed on non-accrual status when the following thresholds have been met:

i)	The borrower has missed three consecutive mortgage payments;
ii)	The borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments;
iii)	Lines of communication to the borrower have broken down (i.e. phone calls not returned, returned certified mail) such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

We recently established a policy in which we will accept payments received on nonaccrual loans as well as a policy for resuming accrual of interest on loans that have been placed on non-accrual status. These policies are as follows:

i)	We will accept payments on loans that are currently on nonaccrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation.
ii)	A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the church (borrower). This letter resumes the obligation to make payments on non-accrual loans.
iii)	The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status.

We recently established the following policy for determining when an uncollectable loan or trade receivable is charged off:

When a loan is declared in default by our policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to write-off the uncollectable receivables. Details of the Advisory agreement can be found on page 8 in the Form 10-K for the year ended December 31, 2011.

Real Estate Held for Sale

All assets held by us are secured, directly or indirectly, by either a first or second mortgage on the underlying property to serve as collateral. Acquisition of a property through foreclosure or other means will always be a remedial step in protecting the Company’s assets. We will always market foreclosed property that we acquire as available for sale and will carry such properties on our balance sheet as real estate available for sale until the property is sold. Our acquisition and ownership of real estate is not a line of business or business objective and is only the result of foreclosure of underlying mortgages. The fair value of real estate held for sale is based upon the listed sales price less excepted selling costs. The fair value of real estate held for sale was approximately $1,093,000 and $714,000 as of June 30, 2012 and December 31, 2011, respectively.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any origination fees for the six months ended June 30, 2012 and 2011, respectively.

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

Our Board of Directors declared a dividend of $.06 for each share held of record on July 26, 2012. The dividend, which was paid July 31, 2012, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal fees, accounting fees and interest payments on secured investor certificates. Our liabilities at June 30, 2012 are primarily comprised of dividends declared as of June 30, 2012 but not yet paid and our Secured Investor Certificates.

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

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010. The offering was concluded March 31, 2012. These certificates provided a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay off our line of credit. At June 30, 2012, approximately $7,932,000 had been collected from the issuance of 7,932 Series C certificates.

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of March 31, 2012, requests representing an aggregate of approximately 532,743 shares were submitted for share exchanges. The Company did not exchange any shares during the three months ended March 31, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,810 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 because the Company did not renew the Series C Secured Investor Certificate offering.

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors): the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 14,863 shares for $59,452 during the six months ended June 30, 2012. As of December 31, 2011, the Company had repurchased 160,927 shares for $643,229 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

During the six months ended June 30, 2012, total assets increased by approximately $226,000 due to an increase in proceeds from our Series C certificate offering. Current liabilities increased by approximately $91,000 for the six months ended June 30, 2012 due to an increase in our current maturities of secured investor certificates outstanding. Non-current liabilities increased by approximately $1,137,000 for the six months ended June 30, 2012 due to the sale of secured investor certificates from our series C certificate offering prior to termination of the offering.

For the six months ended June 30, 2012, net cash provided by operating activities decreased to approximately $267,000 from $787,000 from the comparative period ended June 30, 2011, primarily due to a decrease in accounts payable as well as a decrease in the net income (loss) adjusted for non-cash items.

For the six months ended June 30, 2012, net cash provided by investing activities was approximately $314,000 compared to cash provided by investing activities of approximately $480,000 from the comparative six months ended June 30, 2012, due to a decrease in collections of mortgage loans.

For the six months ended June 30, 2012, net cash provided by (used for) financing activities increased to approximately $646,000 from ($620,000) for the comparative six months ended June 30, 2011, primarily due to an increase in proceeds from Secured Investor Certificate sales.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2012. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

As of the end of the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Exchange and Purchases of Equity Securities

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 10,162 shares for $40,648 during the three months ended March 31, 2012. The repurchase plan may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders. The chart below provides further information with respect to shares repurchased under this plan during the three months ended June 30, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be repurchased Under the Plan
April 1, 2012 to April 30, 2012	101	$4.00	101	78,810
May 1, 2012 to May 31, 2012	4,100	$4.00	4,100	74,710
June 1, 2012 to June 30, 2012	500	$4.00	500	74,210
Totals:	4,701		4,701

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from our Quarterly Report on Form 10Q for the second quarter of fiscal year 2012 filed with the Securities and Exchange Commission on August 15, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Operations for the sixth months and three months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the sixth months ended June 30, 2012 and 2011; and (iv) the Notes to Financial Statements (Unaudited).

* The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10Q shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under theses sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

