Form 10-Q/A
period 2012-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2012-09-11
CIK 934543

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2012
Common Stock, $0.01 par value per share	1,725,498 shares

Explanatory Note

This Amendment No. 3 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on July 14, 2012, (the “Original Filing”), is being filed solely to re-file the Company’s interactive data file or eXtensible Business Reporting Language (XBRL), as provided by the Securities and Exchange Commission’s 30-day grace period to complete this new task.

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

Dated: September 11, 2012

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

