Form 10-Q
period 2012-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2012-11-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common Stock, $0.01 par value per share	1,698,098 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets	2 - 3

Statements of Operations	4 - 5

Statements of Cash Flows	6 - 7

Notes to Financial Statements	8 - 19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20 – 26

Items 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	28

Item 4. Mine Safety Disclosures	28

Item 5. Other Information...............................................................................	28

Item 6. Exhibits	28

Signatures	29

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2012

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$196,486	$611,991
Accounts receivable	177,765	133,683
Interest receivable	140,449	135,990
Current maturities of mortgage loans receivable, net of
allowance of $60,356 and $22,381 and deferred
origination fees of $76,832 and $26,687 at September
30, 2012 and December 31, 2011, respectively	2,157,524	773,416
Current maturities of bond portfolio	1,135,000	873,000
Prepaid expenses	8,878	26,432
Total current assets	3,816,102	2,554,512

Mortgage Loans Receivable, net of current maturities,
allowance of $753,936 and $790,428 and deferred
origination fees of $487,537 and $508,693 at September 30,
2012 and December 31, 2011, respectively	27,422,891	27,748,418

Bond Portfolio, net of current maturities	7,800,482	9,123,923

Real Estate Held for Sale	713,497	714,322

Deferred Offering Costs,
net of accumulated amortization of $912,765 and $822,664
at September 30, 2012 and December 31, 2011, respectively	836,667	854,814
Total Assets	$40,589,639	$40,995,989

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2012	December 31, 2011
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$1,587,000	$1,257,000
Accounts payable	108,241	21,200
Dividends payable	170,310	160,057
Total current liabilities	1,865,551	1,438,257

Deposit on real estate held for sale	57,600	57,600

Secured Investor Certificates, Series B, net of current maturities	17,039,000	17,594,000
Secured Investor Certificates, Series C	7,932,000	6,691,000
Total liabilities	26,894,151	25,780,857

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,703,098 shares at
September 30, 2012 and 1,778,411 at December 31, 2011	17,031	17,784
Additional paid-in capital	19,214,405	19,514,904
Accumulated deficit	(5,535,948)	(4,317,556)
Total stockholders’ equity	13,695,488	15,215,132

Total liabilities and stockholders' equity	$40,589,639	$40,995,989

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Interest and Other Income	$2,329,385	$2,423,237

Interest Expense	1,418,291	1,377,281

Net Interest Income	911,094	1,045,956

Provision for losses on mortgage loans receivable	140,394	142,899
Provision for losses on bonds	1,000,000	100,000
Provision for Losses on Mortgage Loans Receivable and Bonds	1,140,394	242,899

Net Interest (Loss) Income after Provision for Mortgage and Bond Losses	(229,300)	803,057

Operating Expenses	555,315	600,058

Operating (Loss) Income	(784,615)	202,999

Other Income	1,479	11,896

Net (Loss) Income	$(783,136)	$214,895

Basic and Diluted (Loss) Income Per Share	$(0.44)	$0.11

Dividends Declared Per Share	$0.25	$0.29

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,763,182	1,930,523

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Interest and Other Income	$777,699	$803,856

Interest Expense	482,956	463,320

Net Interest Income	294,743	340,536

(Recovery of ) provision for losses on mortgage loans receivable	(69,832)	55,955
Provision for losses on bonds	500,000	—
Provision for Losses on Mortgage Loans Receivable and Bonds	430,168	55,955

Net Interest (Loss) Income after Provision for Mortgage and Bond Losses	(135,425)	284,581

Operating Expenses	151,949	221,667

Operating (Loss) Income	(287,374)	62,914

Other Income	380	10,855

Net (Loss) Income	$(286,994)	$73,769

Basic and Diluted (Loss) Income Per Share	$(0.16)	$0.04

Dividends Declared Per Share	$0.10	$0.09

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,749,509	1,908,999

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(783,136)	$214,895
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Impairment on real estate held for sale	—	57,820
Provision for losses on mortgage loans receivable	140,394	142,899
Provision for losses on bonds	1,000,000	100,000
Amortization of loan origination discounts	(25,761)	(15,425)
Amortization of deferred costs	90,101	87,791
Change in assets and liabilities
Accounts receivable	(44,082)	(26,430)
Interest receivable	(4,459)	4,278
Prepaid expenses	(5,706)	(4,320)
Accounts payable	4,201	222,675
Management fee payable	32,840	(22,357)
Net cash provided by operating activities	404,392	761,826

Cash Flows from Investing Activities
Origination of mortgage loans	(1,574,019)	(40,922)
Proceeds from origination fees	—	14,700
Collections of mortgage loans	474,890	896,567
Investment in bonds	(40,000)	(31,046)
Proceeds from bonds	101,441	54,543
Net cash (used for) provided by investing activities	(1,037,688)	893,842

Cash Flows from Financing Activities
Payments on line of credit, net	—	(616,000)
Proceeds from secured investor certificates	1,250,000	925,000
Payments on secured investor certificate maturities	(234,000)	(189,000)
Payments for deferred costs	(71,954)	(87,541)
Stock redemptions	(301,252)	(442,482)
Dividends paid	(425,003)	(621,185)
Net cash provided by (used for) financing activities	217,791	(1,031,208)

Net Increase in Cash and Equivalents	(415,505)	624,460

Cash and Equivalents - Beginning	611,991	350,339

Cash and Equivalents - Ending	$196,486	$974,799

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$170,310	$163,283

Mortgage loans receivable reclassified to
real estate held for resale	$—	$144,666

Loan Origination Fees	$109,500	$—

Interest paid	$1,418,291	$1,289,490

Secured investor certificates issued
through the stock exchange program	$—	$18,000

Stock purchased through stock repurchase program	75,313 shares	—

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $3,000 and $0 in money market fund accounts at September 30, 2012 and December 31, 2011, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320 Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $1,135,000 and $873,000 in bonds as current assets as of September 30, 2012 and December 31, 2011, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2012 and 2011, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2012, the Company reserved $814,292 for fourteen mortgage loans, of which seven are three or more mortgage payments in arrears. At December 31, 2011, the Company reserved $812,809 for fifteen mortgage loans, of which eight were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

A summary of transactions in the allowance for credit losses for the nine months ended September 30, 2012 is as follows:

Balance at December 31, 2011	$812,809
Provision for additional losses	140,394
Charge-offs	(138,911)
Balance at September 30, 2012	$814,292

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $944,000 and $1,563,000 at September 30, 2012 and December 31, 2011, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. These loans are currently recorded on a non-accrual basis.

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

Loans totaling approximately $2,208,000 and $3,137,000 exceeded 90 days past due but continued to accrue interest as of September 30, 2012 and December 31, 2011, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

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

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications had no effect on net income (loss).

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value on our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded additional provisions for losses on our St. Agnes and Agape bonds (Note 3), which totaled $1,000,000 and $100,000 for the three and nine months ended September 30, 2012 and September 30, 2011, respectively. Total allowance for losses on our bond portfolio equaled $2,000,000 and $1,000,000 at September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2012	Fair Value	Level 3

Bond portfolio	$8,935,482	$8,935,482

		Fair Value Measurement
December 31, 2011	Fair Value	Level 3

Bond portfolio	$9,996,923	$9,996,923

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2011	$9,996,923
Purchases	40,000
Allowances for losses	(1,000,000)
Proceeds	(101,441)
Balance at September 30, 2012	$8,935,482

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. There were no provisions for losses on real estate held for sale for the three and nine months ended September 30, 2012 and 2011. The fair value of impaired loans was based upon the Company’s loan loss policy, which is Level 3 input. The Company reserved an additional provision of $236,039 and $142,899 for loan losses at September 30, 2012 and 2011, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Fair Value at September 30, 2012
Impaired Loans	$—	$—	$592,577	$592,577
Real estate held for resale	—	713,497	—	713,497
	$—	$713,497	$592,577	$1,306,074

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Impaired Loans	$—	$—	$1,188,050	$1,188,050
Real estate held for resale	—	714,322	—	714,322
	$—	$714,322	$1,188,050	$1,902,372

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2011	$1,188,050	$714,322
Additions/Acquisitions	—	379,355
Dispositions/Proceeds	(384,576)	(380,180)
Provision for other than temporary losses	(210,897)	—
Balance at September 30, 2012	$592,577	$713,497

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2012, the Company had mortgage loans receivable totaling $30,959,076. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.47% at September 30, 2012. The Company had mortgage loans receivable totaling $29,870,023 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2011.

The Company has a portfolio of secured church bonds at September 30, 2012 and December 31, 2011, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.40%. The aggregate value of secured church bonds equaled approximately $10,935,000 at September 30, 2012 with a weighted average interest rate of 7.92% and approximately $10,997,000 at December 31, 2011 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2012, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2012 through September 30, 2013	$ 2,294,712	$ 1,134,000
October 1, 2013 through December 31, 2013	417,206	262,000
2014	1,755,704	676,000
2015	934,075	146,000
2016	1,042,144	122,500
Thereafter	24,515,235	8,594,982
	30,959,076	10,935,482
Less loan loss and bond loss allowances	(814,292)	(2,000,000)
Less deferred origination income	(564,369)	______-__
Totals	$29,580,415	$ 8,935,482

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,800,000 and $800,000 for the First Mortgage Bonds at September 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of September 30, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of September 30, 2012. The trustee is working toward a resolution with the Church which should result in payment of both interest and principal to bondholders in the first quarter of 2013. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at September 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

On July 12, 2012, the Company completed the sale of a property held for sale. The purchase price of the property was $475,000. The purchaser provided a $20,000 cash down payment. The Company provided a $500,000 loan to the qualified church to purchase the property which is located in Baton Rouge, Louisiana. The terms of the loan were consistent with market terms for such financing. This property was acquired by the Company through foreclosure. The Company took possession of the property in March 2012. The Company recorded a gain of $95,645 in connection with this transaction. This amount has been recorded as a reduction of the provision for losses on mortgage loans receivable.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.65% at September 30, 2012 and December 31, 2011, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $308,000 and $676,000 for the nine months ended September 30, 2012 and 2011, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at September 30, 2012 is as follows:

October 1, 2012 through September 30, 2013	$ 1,587,000
October 1, 2013 through December 31, 2013	271,000
2014	1,876,000
2015	2,568,000
2016	3,146,000
Thereafter	17,110,000

Totals	$26,558,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010 and again in June 2011. The offering concluded March 30, 2012. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At September 30, 2012, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000, of which 2,586 Series C certificates were issued through its stock repurchase program (see Note 5).

5. STOCK EXCHANGE AND REPURCHASE PROGRAMS

The Company commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of September 30, 2012, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company did not exchange any shares during the three or nine months ended September 30, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,870 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 since the Company terminated the Series C secured investor certificate offering. (See Note 4).

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 75,313 shares for $301,252 during the nine months ended September 30, 2012. As of December 31, 2011, the Company had repurchased an aggregate of 160,927 shares for $643,229 in cash under the program. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $153,000 and $101,000 during the three months ended September 30, 2012 and 2011, respectively, and $350 ,000 and $320,000 during the nine months ended September 30, 2012 and 2011, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2012 and December 31, 2011, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 196,486	$ 196,486	$ 611,911	$ 611,911
Accounts receivable	177,765	177,765	133,683	133,683
Interest receivable	140,449	140,449	135,990	135,990
Mortgage loans receivable	30,959,076	39,809,789	29,870,023	36,100,291
Bond portfolio	8,935,482	8,935,482	10,996,923	10,996,923
Secured investor certificates	26,558,000	30,017,000	25,542,000	30,374,749

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which we conduct business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans increasing during the three or nine months ended September 30, 2012 and 2011, respectively.

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

We currently have seventy first mortgage loans aggregating $30,944,395 in principal amount and one second mortgage loan totaling $14,681 in principal amount and a first mortgage bond portfolio with par values aggregating $10,935,482. Although due to recent economic factors the Company has not made significant new investments in its principal form of assets funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to resume as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates. The Series C Secured Investor Certificates were offered in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and was amended in January 2010 and again in June 2011. The offering concluded March 30, 2012. At September 30, 2012, approximately 7,932 Series C certificates had been issued and were outstanding with a balance of $7,932,000 of which 2,586 Series C certificates were issued in connection with our stock repurchase program.

Results of Operations

Fiscal 2012 Nine Months Compared to Fiscal 2011 Nine Months

The Company had a net loss for the nine months ended September 30, 2012 of approximately ($783,000) and net income for the nine months ended September 30, 2011 of approximately $215,000.

The Company had total interest and other income of approximately $2,329,000 and $2,423,000, for the nine months ended September 30, 2012 and 2011, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2012, the Company’s loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.47%. The Company’s bond portfolio has an average current yield of 7.90% as of September 30, 2012. As of September 30, 2011, the average, principal-adjusted interest rate on the Company’s portfolio of loans was 8.25% and the Company’s portfolio of bonds had an average current yield of 7.90%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $1,418,291 and $1,377,281 for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest expense was due to the sale of additional Secured Investor Certificates which occurred prior to the termination of the Series C Secured Investor Certificate offering as of March 30, 2012. Net interest margin decreased from 43.16% to 39.11% resulting primarily from a decline in interest and other income of approximately 4.00% compared to an increase in interest expense of 3.00%.

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

Provision for losses on mortgage loans receivable increased for the nine months ended September 30, 2012 as we recorded additional provision against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2012 of approximately $140,000 compared to approximately $143,000 for the nine months ended September 30, 2011. At September 30, 2012, we reserved approximately $814,000 for fourteen mortgage loans, of which seven are three or more mortgage payments in arrears. At December 31, 2011, we reserved approximately $813,000 for fifteen mortgage loans, of which eight were three or more mortgage payments in arrears. One loan was in the foreclosure process.

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

Operating expenses for the nine months ended September 30, 2011 decreased to approximately $645,000 compared to $688,000 at September 30, 2011. The decrease is the result of a reduction in real estate impairment reserves.

Fiscal 2012 Third Quarter Compared to Fiscal 2011 Third Quarter

The Company had a net loss of approximately ($287,000) for the three months ended September 30, 2012 and had net income of approximately $74,000 for the three months ended September 30, 2011, on total interest and other income of approximately $778,000 and $804,000, respectively. Interest expense was approximately $483,000 and $463,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in net interest income was approximately $75,000. In addition, the Company experienced an increase in provisions for losses on its bond portfolio of approximately $500,000 for the three month period ended September 30, 2012.

Operating expenses for the three months ended September 30, 2012 decreased to approximately $152,000 compared to $222,000 at September 30, 2011. The decrease in operating expenses is due to reduction in real estate impairment reserves for the three month period ended September 30, 2012.

Mortgage Loans and Bond Portfolio

No mortgage loans were paid in full during the nine months ended September 30, 2012. Two new loans were funded during the nine months ended September 30, 2012. One loan was for $500,000 which is located in Baton Rouge, Louisiana. The second loan is a $1,620,000 loan located in Chicago, Illinois. Both are first mortgage loans.

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,800,000 and $800,000 for the First Mortgage Bonds at September 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of September 30, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. The trustee is collecting weekly sinking fund payments from the Church, however this has not yet resulted in any disbursements to bondholders as of September 31, 2012. The trustee is working toward a resolution with the Church which should result in payments of both interest and principal to resume to bondholders which is anticipated to begin during the first quarter of 2013. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds during the periods ended September 30, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

Real Estate Held for Sale

All assets held by us are secured, directly or indirectly, by either a first or second mortgage on the underlying property to serve as collateral. Acquisition of a property through foreclosure or other means will always be a remedial step in protecting the Company’s assets. We will always market foreclosed property that we acquire as available for sale and will carry such properties on our balance sheet as real estate available for sale until the property is sold. Our acquisition and ownership of real estate is not a line of business or business objective and is only the result of foreclosure of underlying mortgages. The fair value of real estate held for sale is based upon the listed sales price less excepted selling costs. The fair value of real estate held for sale was approximately $713,000 and $714,000 as of September 30, 2012 and December 31, 2011, respectively.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any origination fees for the nine months ended September 30, 2012 and 2011, respectively.

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

Our Board of Directors declared a dividend of $.10 for each share held of record on October 26, 2012. The dividend, which was paid October 31, 2012, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal fees, accounting fees and interest payments on secured investor certificates. Our liabilities at September 30, 2012 are primarily comprised of dividends declared as of September 30, 2012 but not yet paid and our Secured Investor Certificates.

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

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and was amended in January 2010 and again in June 2011. The offering was concluded March 30, 2012. These certificates provided a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay off our line of credit. At September 30, 2012, approximately $7,932,000 had been collected from the issuance of 7,932 Series C certificates.

The Company commenced a stock repurchase program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of September 30, 2012, requests representing an aggregate of approximately 532,743 shares were submitted for share exchanges. The Company did not exchange any shares during the nine months ended September 30, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,810 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 because the Company did not renew the Series C Secured Investor Certificate offering.

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors): the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 75,313 shares for $301,252 during the nine months ended September 30, 2012. As of December 31, 2011, the Company had repurchased 160,927 shares for $643,229 in cash. The Program may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders.

During the nine months ended September 30, 2012, total assets decreased by approximately $406,000 due to an increase on our bond portfolio. Current liabilities increased by approximately $91,000 for the nine months ended September 30, 2012 due to an increase in our current maturities of secured investor certificates outstanding. Non-current liabilities increased by approximately $1,113,000 for the nine months ended September 30, 2012 due to the sale of secured investor certificates from our series C certificate offering prior to the termination of the offering.

For the nine months ended September 30, 2012, net cash provided by operating activities decreased to approximately $404,000 from $762,000 from the comparative period ended September 30, 2011, primarily due to an increase in reserves on our bond portfolio.

For the nine months ended September 30, 2012, net cash (used for) investing activities was approximately $(1,038,000) compared to cash provided by investing activities of approximately $894,000 from the comparative nine months ended September 30, 2011, due to an increase in origination of mortgage loans.

For the nine months ended September 30, 2012, net cash provided by (used for) financing activities increased to approximately $218,000 from ($1,031,000) for the comparative nine months ended September 30, 2011, primarily due to an increase in proceeds from Secured Investor Certificate sales.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2012. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

As of the end of the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Exchange and Purchases of Equity Securities

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 60,450 shares for $241,800 during the three months ended September 30, 2012. The repurchase plan may be modified or rescinded at the Board’s discretion upon 10 days’ notice to shareholders. The chart below provides further information with respect to shares repurchased under this plan during the three months ended September 30, 2012.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be repurchased Under the Plan
July 1, 2012 to July 30, 2012	0	$4.00	0	74,210
August 1, 2012 to August 31, 2012	38,050	$4.00	38,050	36,160

September 1, 2012 to September 30, 2012	22,400	$4.00	22,400	36,160
Totals:	60,450		60,450

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from our Quarterly Report on Form 10Q for the third quarter of fiscal year 2012 filed with the Securities and Exchange Commission on November 15, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Operations for the nine months and three months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) the Notes to Financial Statements (Unaudited).

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

Dated: November 14, 2012

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

