Form 10-K
period 2012-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2013-03-28
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year Ended December 31, 2012

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,698,181, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2013
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2013 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

2

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

Item 1. Business.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and March 28, 2013, we have made 176  loans to 148  churches approximating $88,930 ,000, with the average principal amount of such loans being $505,000. Of the 176 loans we have made, 86 loans totaling $43,356,000 have been repaid early by the borrowing churches. We also own, as of December 31, 2012, $10,338,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 264 church bond financings, in which approximately $501,732,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,901,000.

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

Financing Business

Our primary business is to make first mortgage loans in amounts ranging from $100,000 to $2,000,000, to churches and other non-profit religious organizations, and selecting and investing in mortgage-secured debt instruments ("Church Bonds") issued by churches and other non-profit religious organizations throughout the United States. All of our loans belong to one portfolio segment.  We attempt to apply our working capital (after adequate reserves determined by the Advisor) toward making mortgage loans and investing in Church Bonds. We seek to enhance returns on investments on such loans by:

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

All other mortgage loans made by us (or Church Bonds purchased for investment) will be secured by a first mortgage (or deed of trust) lien in favor of us. Although we attempt to make mortgage loans for various terms typically ranging from one to thirty years, we may determine to emphasize longer-term fixed-rate loans in our discretion, in order to reduce the risk to us of downward interest rate fluctuations.

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

All appraisals are prepared by independent third-party professionals who we approve based on their experience, reputation and education. All financial statements are prepared by independent third-party professionals or a qualified accountant that we hire that is independent of the borrower. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Vice-President and certain members of its staff including staff members of American. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals that meet our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, an origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

Public Offerings - Secured Investor Certificates

In October 2008, we filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates (File No. 333-154831). The offering was declared effective by the SEC on March 30, 2009. The Series C certificates are being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. At March 30, 2012, approximately 4,105 Series C certificates had been issued for $4,105,000. Through its stock repurchase program, the Company also issued 2,586 Series C certificates ($2,586,000 in principal amount), since the effective date, for the period ended December 31, 2011 in exchange for 532,743 shares. This offering expired on March 30, 2012.

Previously, we have offered Series A and Series B secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.65% at December 31, 2012 and 6.64% at December 31, 2011. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $671,000 and $690,000 for the year ended December 31, 2012 and 2011, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2012 and 2011. There were 18,234,000 and 18,851,000 Series B secured investor certificates outstanding as of December 31, 2012 and 2011, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

The Advisory Agreement

We have entered into a contract with the Advisor (the “Advisory Agreement”) under which the Advisor furnishes advice and recommendations concerning our business affairs, provides administrative services to us and manages our day-to-day operations. We have no employees but we do have two executive officers. All of our personnel needs are met through the personnel and expertise of the Advisor and its affiliates. Among other things, the Advisor:

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 12, 2012. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 12, 2012, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other investment advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2012, we have seven first mortgage loans totaling approximately $3,829,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on one of these loans and expect to take possession of this church and list their property for sale. In addition, we have foreclosed and have taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,407,000 and have listed the properties for sale through local realtors. The fair value of the properties, which represents the carrying value, was $713,000 at December 31, 2012 after an impairment reserve of approximately $694,000.

As of December 31, 2011, we had eight first mortgage loans totaling approximately $4,702,000 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,408,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $694,000 at December 31, 2011.

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

We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and foreclosure rates during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties. In addition, during such economic times we may be unable to locate as many credit-worthy borrowers. In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, declining real estate values would likely reduce the level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy is weak, which could result in higher default rates. Higher default rates could adversely affect the Company’s results of operations, which could negatively impact the Company’s ability to pay interest on the certificates and dividends to shareholders. Further, declining real estate values significantly increase the likelihood that we will incur losses in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

The Company Faces Certain Risks and Uncertainties Related to Financing and Liquidity, and These Volatilities Could Have an Impact on Its Operations and Its Ability to Maintain its Long-term Capital Needs and/or Secure Additional Financing. The Company faces certain risks and uncertainties, particularly during volatile market conditions. In addition, liquidity can be tight in all financial markets, including the debt and equity markets. These volatilities could have an impact on operations to the extent that the Company experiences slower maturities or repayment of mortgage loans, illiquid markets for our bond portfolio, or a higher redemption rate on our secured investor certificates than has been the case historically.

Our Business May Be Adversely Affected if Our Borrowers Become Insolvent or Bankrupt. If any of our borrowers become insolvent or bankrupt, the borrower’s mortgage payments will be delayed and may cease entirely. For example, due to the difficult and uncertain national economic condition, many companies have cut employee salaries and many jobs have been either temporarily or permanently eliminated. Because our borrowers are churches and other religious organizations who generally receive financing through charitable contributions, if their members experience a decrease in pay or lose their jobs and are unable to secure new ones, they may make fewer or no contributions to our borrowers, which could result in the borrower’s inability to make mortgage payments or make them on time. In those situations, we may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. Such increased expenses paired with possible lower real estate values (having been reduced by the foregoing expenses) could adversely affect the Company’s results of operations.

We Have Fluctuating Earnings. As a mortgage lender, we make provision for losses relating to our loan portfolio and sometimes take impairment charges due to our borrowers defaulting or declaring bankruptcy. As the national and local economies have worsened, increases in the occurrence of such events resulted in greater fluctuation of our earnings, which reduced our net income. Our earnings are also impacted by non-performing assets and the carrying cost of maintaining such assets (taxes, insurance and maintenance). Inconsistent earnings could adversely affect the Company’s financial condition and results of operations.

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

The Limited Use Nature of Church Facilities Can Limit the Resale Value of Our Mortgage Collateral. Our loans are secured principally by first mortgages upon the real estate and improvements owned or to be owned by borrowing churches. Although we will require an appraisal of the premises as a pre-condition to making a loan, the appraised value of the premises cannot be relied upon as being the actual amount which might be obtained in the event we need to foreclose after a default by the borrower. The actual liquidation value of a church, school or other institutional premises could be adversely affected by, among other factors: (i) its limited use nature; (ii) the availability on the market of similar properties; (iii) the availability and cost of financing, rehabilitation or renovation to prospective buyers; (iv) the length of time the seller is willing to hold the property on the market; or (v) the availability in the area of the mortgaged property of congregations or other buyers willing to pay the fair value for a church facility. These factors may influence our decision to restructure the terms of a non-performing loan rather than foreclose on a church property which may decrease the amount of the loan we recover.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2012 by other broker-dealers at prices as low as $3.40 per share and as high as $4.40 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

There Are Potential Adverse Effects Associated with Lending Borrowed Funds. In the past, we have deployed the proceeds from the sale of secured investor certificates into loans to, and bonds issued by, churches and other non-profit religious organizations. We have also used a credit facility from time to time to fund loans and purchase bonds. Lending borrowed funds is subject to greater risks than in unleveraged lending. The profit we realize from lending borrowed funds is largely determined by the difference, or “spread,” between the interest rates we pay on the borrowed funds and the interest rates that our borrowers pay us. Our spread may be materially and adversely affected by changes in prevailing interest rates. Furthermore, the financing costs associated with lending borrowed funds could decrease the effective spread in lending borrowed funds, which could adversely affect our ability to pay interest on and repay the certificates as they mature.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2012, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,407,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. None of these properties are generating revenue except for one where the Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The fair value of our real estate held for sale, which represents the carrying value, is approximately $713,000 as of December 31, 2012 after n impairment reserve of approximately $694,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the five properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

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

Foreclosure of a $419,000 loan was completed on a church located in Dayton, Ohio in August 2006. During 2009, this property was sold for $100,000 under a land sale contract, which is being recorded under the deposit method. The value of the property of $100,000 is reflected in Real Estate Held for Sale at December 31, 2011 pending full receipt of proceeds of the sale. At December 31, 2012, we have received $61,600, which is recorded as a deposit. Title to the property will transfer upon receipt of the final installment scheduled for December 2016.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church’s property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2012 at $215,000. We have also collected approximately $16,000 in personal guarantees from former board members of the Church which was a requirement for funding of their loan. This property is located in a residential area.

Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2012 at $45,000. This property is located in a residential area.

Foreclosure of a $145,000 loan was completed on a church located in Detroit, Michigan in June 2011. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2012 at $63,000. The property was a former bank building and is zoned as a commercial property.

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property ($360,000) versus the amount owed to us ($239,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2012.

On July 12, 2012, we completed the sale of a property held for sale. The purchase price of the property was $475,000. The purchaser provided a $20,000 cash down payment. We provided a $500,000 loan to the qualified church to purchase the property which is located in Baton Rouge, Louisiana. The terms of the loan were consistent with market terms for such financing. This property was acquired by us through foreclosure. We took possession of the property in March 2012. We recorded a gain of $95,645 in connection with this transaction. This amount has been recorded as a reduction of the provision for losses on mortgage loans receivable.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of February 28, 2013, 1,677,798 shares of our common stock and $26,166,000 of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally traded on the over-the-counter market Pink Sheets under the symbol “ACMC.PK” from September 4, 2007 through December 31, 2012. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2012 and 2011. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar Year 2012
First Quarter	$4.00	$3.72
Second Quarter	$4.40	$3.40
Third Quarter	$3.99	$3.41
Fourth Quarter	$3.51	$3.45

Calendar Year 2011
First Quarter	$5.00	$3.50
Second Quarter	$5.00	$3.60
Third Quarter	$4.09	$3.70
Fourth Quarter	$3.80	$3.32

Stock Exchange Program

We commenced a stock exchange program effective February 2, 2010 whereby we offered to shareholders on an ongoing basis (until terminated or modified by our Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by our Board of Directors, as was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which we or any other party would be expected to purchase common stock in an arm’s-length transaction. Our Board of Directors approved up to 1,000,000 shares to be repurchased. Requests representing approximately 533,000 shares were submitted for share exchanges. We did not exchange any shares during the year ended December 31, 2012. The program was terminated by our Board of Directors on April 12, 2012 since we concluded the Series C Secured Investor Certificate offering on March 31, 2012.

Stock Repurchase Program

We commenced a share repurchase plan on July 19, 2011 whereby we offered to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by our Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by our Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an additional 10,750 shares requesting repurchase. Shares were purchased at our sole discretion, subject to the funds available after meeting Company obligations. Shareholders were required to present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The program was terminated by our Board of Directors on December 24, 2012 since the total number of shares (260,750) authorized for repurchase had been repurchased under the plan.

The table below sets forth the shares repurchased in 2012 under the Company’s stock repurchase plan described above.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2012 to January 31, 2012	0	$4.00	0	99,823
February 1, 2012 to February 29, 2012	8,260	$4.00	8,260	91,563
March 1, 2012 to March 31, 2012	1,902	$4.00	1,902	89,661
April 1, 2012 to April 30, 2012	101	$4.00	101	89,560
May 1, 2012 to May 31,2012	4,100	$4.00	4,100	85,460
June 1, 2012 to June 30, 2012	500	$4.00	500	84,960
July 1, 2012 to July 31, 2012	0	$4.00	0	84,960
August 1, 2012 to August 31, 2012	38,050	$4.00	38,050	46,910
September 1, 2012 to September 30, 2012	22,400	$4.00	22,400	24,510
October 1, 2012 to October 31, 2012	5,000	$4.00	5,000	19,510
November 1, 2012 to November 30, 2012	5,650	$4.00	5,650	13,860
December 1, 2012 to December 31, 2012	13,860	$4.00	13,860	0
Totals:	99,823		99,823

Holders of Our Common Shares

As of February 28, 2012, we had 697 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2012 and 2011 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2012	2011	2012	2011
March 31st	$.090	$.110	3.60%	4.40%
June 30th	$.060	$.110	2.40%	4.40%
September 30th	$.100	$.090	4.00%	3.60%
December 31st	$.130	$.090	5.20%	3.60%
Totals:	$.380	$.400	3.80%	4.00%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2012, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Financial Condition

Our total assets decreased from $40,995,989 at December 31, 2011 to $40,030,571 at December 31, 2012. The primary reason for the decrease in total assets from December 31, 2011 through December 31, 2012 was an early payoff of one loan and early redemption of bonds we own. The funds were used to meet principal payments due on maturing certificates. Stockholders’ equity decreased from $15,215,132 at December 31, 2011 to $13,564,816 at December 31, 2012. This was primarily due to the redemption of shares through our stock repurchase program and distributions, in the form of dividends in aggregate, totaling approximately $653,000. Our primary liabilities at December 31, 2012 and 2011 were our secured investor certificates, which were $26,166,000 and $25,542,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2013, and as such do not anticipate selling our securities this year. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

Comparison of the fiscal years ended December 31, 2012 and 2011

The following table shows the results of our operations for fiscal 2012 and 2011:

Statement of Operations Data	2012	2011

Interest and other income	$3,161,111	$3,216,559
Interest expense	1,882,663	1,833,943
Net interest income	1,278,448	1,382,516
Total provision for losses on mortgage loans and bonds	1,174,836	466,968
Net interest income after provision for mortgage and bonds losses	103,612	915,548
Operating expenses	703,710	715,602
Real estate impairment	-	133,280
Total operating expenses	703,710	848,882
Operating (loss) income	(600,098)	66,666
Other income	5,104	13,017
(Loss) income before provision for income taxes	(594,994)	79,683
Provision for income taxes	-	-
Net (loss) income	$(594,994)	$79,683
Basic and diluted earnings per share	$(0.34)	$0.04

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 67 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 6.29% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net loss for our year ended December 31, 2012 was $(594,994) on total interest and other income of $3,161,111 compared to net income of $79,683 on total interest and other income of $3,216,459 for the year ended December 31, 2011. The decrease in net income was primarily due to a $1,000,000 increase in the provision for losses on bonds related to our St. Agnes church bonds and the natural amortization of the loan portfolio, which reduced our interest-earning assets during 2012.

Net interest income earned on the Company's portfolio of loans was $1,278,448 for the year ended December 31, 2012, compared to $1,382,516 for 2011. The decrease in net interest income was due to the natural amortization of the loan portfolio. Excluded from revenue for the year ended December 31, 2012 is $45,000 of origination income, or “points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2012 were $703,710 compared to $848,882 for our fiscal year ended December 31, 2011. The decrease in operating expenses was primarily a result of a decrease in delinquency costs and a reduction of a previously recognized loan loss arising from the sale of real estate owned property. Impairment charges on real estate held for sale were $0 and $133,000 for the years ended December 31, 2012 and 2011, respectively.

Our Board of Directors declared dividends of $.090 for each share of record on April 25, 2012, $.060 for each share of record on July 26, 2012, $.100 for each shares of record on October 26, 2012 and $.130 for each shares of record on January 26, 2013. Based on the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 and assuming a share purchase price of $10.00, the dividends paid represented a 3.60%, 2.40%, 4.00% and 5.20% annualized yield to shareholders, respectively, for an effective overall annual yield of 3.80% in 2012. 100% of the dividends paid to shareholders for the tax year 2012 were taxable ordinary dividends.

The Company expects dividends paid in 2013 to be 100% of taxable income unless we realize a loss on property held for sale.

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

Our loan portfolio consists primarily of long-term fixed rate loans. We currently do not have any short-term variable rate loans or renewable loans in our portfolio. Historically, loans in our portfolio are outstanding for an average of approximately six years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they often look to re-finance their loan with a local bank, credit union or other financial institution that is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Currently, our bond portfolio comprises 21% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $10,380,000 as of December 31, 2012 and was approximately $10,997,000 as of December 31, 2011. We earned approximately $627,000 on our bond portfolio in 2012 and approximately $618,000 in 2011.

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

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 of Series “C” Secured Investor Certificates. The Securities and Exchange Commission declared our registration statement effective on March 30, 2009. We concluded the offering on March 30, 2012. The certificates were offered in multiples of $1,000 with interest rates ranging from 6.25% to 7.25%, subject to changing market rates. In January 2010, we amended the offering with regards to maturities. Certificates were offered with maturities from 4-7 and 13-20 years and interest rates from 4.50% to 7.25%. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; and (ii) the repayment of existing loans and bonds and potential sale of bonds. We continually review the market for other sources of capital such as a new line of credit.

We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2013, and as such do not anticipate selling our securities this year. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

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

The Company will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

At December 31, 2012, we reserved $848,734 against fourteen mortgage loans, of which seven churches were three or more mortgage payments in arrears. At December 31, 2011, we reserved $812,809 against fifteen mortgage loans, of which eight churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $1,521,000 and $1,563,000 at December 31, 2012 and 2011, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

As of December 31, 2012, we had seven first mortgage loans that are three or more payments in arrears. One of the loans is in the process of being foreclosed.

The first impaired loan has an outstanding balance of approximately $577,000. The church has missed a total of seven mortgage payments. This loan is in the foreclosure process. We currently have a buyer for the property and plan to sell and close on the property in 2013.

The second impaired loan has an outstanding balance of approximately $544,000. The church missed ten mortgage payments in 2012. This loan has been declared in default. The Church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. The Church is still holding services and we are continually assessing our options with a local realtor.

The third impaired loan has an outstanding balance of approximately $400,000. The church did not miss any payments in 2012. This loan has been declared to be in default. Due to the value of the property ($780,000) versus the amount owed to us, we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of their equity. The church is paying us monthly rent until the property is refinanced or sold.

The fourth impaired loan has an outstanding balance of approximately $458,000. The church did not miss any payments in 2012. The church is working to bring its account current.

The fifth loan has an outstanding balance of approximately $626,000. The church missed three payments in 2012 and six payments in 2011. The church had a fire and the building was not usable until it was refurbished from insurance proceeds. The church is back in the building and is working to bring its account current.

The sixth loan has an outstanding balance of approximately $1,064,000. The church did not miss any payments in 2012. The church is working to bring its account current.

The seventh loan has an outstanding balance of approximately $160,000. The church missed four payments in 2012 and one payments in 2011. We have restructured the loan and the Church is working to bring its account current.

We presently expect our allowance for mortgage loans to be adequate to cover all losses incurred and probable. Listed below is our current loan loss reserve policy:

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

We expect to foreclose on one property in 2013 and will incur costs to secure and prepare this property for sale. We seek to exhaust all options available to us to before proceeding to foreclosure. We do not presently expect any foreclosures other than this church in 2013.

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

We are investors in the bonds issued by St. Agnes, not the loan originator. No accrual for interest receivable from the First Mortgage Bonds is recorded by us. We have an aggregate provision for losses of $1,800,000 and $800,000 for the First Mortgage Bonds at December 31, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. We are not accruing any missed payments from the bonds. The increase in the allowance from $800,000 to $1,800,000 is appropriate in our view as the collateral backing the bonds has incurred deferred maintenance costs.

In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties and the condition of the two remaining facilities is currently being determined by Herring Bank. The trustee has not provided details of the sale to bondholders as of December 31, 2012.

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

Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. We have recorded an impairment of $200,000 against the $1,134,000 Agape bonds we own, which effectively reduces the bonds to the fair value amount management believes will be recovered. We are investors in the bonds issued by Agape, not the loan originator. We are not accruing any missed payments from the bonds.

The aggregate amount of the defaulted bonds of both issuers equals $21,290,000 of which we own $3,169,000 and against which, at December 31, 2012, we had a reserve of approximately $2,000,000

.

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

Item 8. Financial Statements and Supplementary Data.

Financial Statements required by this item can be found at pages F-1 through F-20 of this Form 10-K and are deemed incorporated herein by reference.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 13, 2013, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 13, 2013, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 13, 2013, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 13, 2013, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 13, 2013, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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
30

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
31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/28/2013
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/28/2013
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/28/2013
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/28/2013
Kirbyjon H. Caldwell, Director
32

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

American Church Mortgage Company

Minnetonka, MN

We have audited the accompanying balance sheets of American Church Mortgage Company ("the Company") as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 28, 2013

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31
ASSETS	2012	2011

Current Assets
Cash and equivalents	$1,183,787	$611,991
Accounts receivable	139,572	133,683
Interest receivable	134,083	135,990
Current maturities of mortgage loans receivable, net of
allowance of $49,976 and $22,381 and deferred
origination fees of $60,685 and $26,687 at December
31, 2012 and 2011, respectively	1,656,692	773,416
Current maturities of bond portfolio	1,236,000	873,000
Prepaid expenses	5,467	26,432
Total current assets	4,355,601	2,554,512

Mortgage Loans Receivable, net of current maturities,
allowance of $798,758 and $790,428 and deferred
origination fees of $453,849 and $508,693 at December
31, 2012 and 2011, respectively	27,000,439	27,748,418

Bond Portfolio, net of current maturities	7,143,708	9,123,923

Real Estate Held for Sale	713,297	714,322

Deferred Offering Costs,
net of accumulated amortization of $937,352 and $822,664
at December 31, 2012 and 2011, respectively	817,526	854,814
Total Assets	$40,030,571	$40,995,989

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

Current Liabilities
Current maturities of secured investor certificates	$1,103,000	$1,257,000
Accounts payable	20,041	21,200
Dividends payable	218,114	160,057
Total current liabilities	1,341,155	1,438,257

Deposit on real estate held for sale	61,600	57,600

Secured Investor Certificates, Series B, net of current maturities	17,131,000	17,594,000
Secured Investor Certificates, Series C	7,932,000	6,691,000
Total liabilities	26,465,755	25,780,857

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
December 31, 2012 and 1,778,411 at December 31, 2011	16,778	17,784
Additional paid-in capital	19,113,458	19,514,904
Accumulated deficit	(5,565,420)	(4,317,556)
Total stockholders’ equity	13,564,816	15,215,132

Total liabilities and stockholders' equity	$40,030,571	$40,995,989

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31
	2012	2011

Interest and Other Income	$3,161,111	$3,216,459

Interest Expense	1,882,663	1,833,943

Net Interest Income	1,278,448	1,382,516

Provision for losses on mortgage loans receivable	174,836	166,968
Provision for losses on bonds	1,000,000	300,000
Provision for Losses on Mortgage Loans Receivable and Bonds	1,174,836	466,968

Net Interest Income after Provision for Mortgage and Bond Losses	103,612	915,548

Operating Expenses
Other operating expenses	703,710	715,602
Real estate impairment	—	133,280
	703,710	848,882

Operating (Loss) Income	(600,098)	66,666

Other Income	5,104	13,017

(Loss) Income before Provision for Income Taxes	(594,994)	79,683

Provision for Income Taxes	—	—

Net (Loss) Income	$(594,994)	$79,683

Basic and Diluted Income Per Share	$(0.34)	$0.04

Dividends Declared Per Share	$0.38	$0.40

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,745,880	1,898,814

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2012 and 2011

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2010	1,943,107	$19,431	$20,175,331		$(3,646,485)

Repurchase and exchange of 164,696 shares
of common stock	(164,696)	(1,647)	(660,427)		—

Net income	—	—	—		79,683

Dividends declared	—	—	—		(750,754)

Balance, December 31, 2011	1,778,411	17,784	19,514,904		(4,317,556)

Repurchase and exchange of 100,613 shares
of common stock	(100,613)	(1,006)	(401,446)		—

Net loss	—	—	—		(594,994)

Dividends declared	—	—	—		(652,870)

Balance, December 31, 2012	1,677,798	$16,778	$19,113,458		$(5,565,420)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31
	2012	2011

Cash Flows from Operating Activities
Net (loss) income	$(594,994)	$79,683
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	—	133,280
Provision for losses on mortgage loans receivable	174,836	166,968
Provision for losses on bond portfolio	1,000,000	300,000
Amortization of loan origination discounts	(75,596)	(37,459)
Amortization of deferred costs	114,688	116,741
Change in assets and liabilities
Accounts receivable	(5,889)	(21,474)
Interest receivable	1,907	3,451
Prepaid expenses	(2,295)	(19,025)
Accounts payable	(51,159)	(16,164)
Management fee payable	—	(22,357)
Net cash provided by operating activities	561,498	683,644

Cash Flows from Investing Activities
Investment in mortgage loans	(1,574,019)	(40,922)
Proceeds from origination fees	—	14,700
Collections of mortgage loans	1,417,766	1,413,247
Investment in bonds	(40,000)	(143,040)
Proceeds from bonds	657,215	123,966
Net cash provided by investing activities	460,962	1,367,951

Cash Flows from Financing Activities
Payments on line of credit, net	—	(1,416,000)
Proceeds from secured investor certificates	1,250,000	1,558,000
Payments on secured investor certificate maturities	(626,000)	(359,000)
Payments for deferred costs	(77,399)	(125,861)
Stock exchanges and redemptions	(402,452)	(662,074)
Dividends paid	(594,813)	(785,008)
Net cash used for financing activities	(450,664)	(1,789,943)

Net Increase in Cash and Equivalents	571,796	261,652

Cash and Equivalents - Beginning of Year	611,991	350,339

Cash and Equivalents - End of Year	$1,183,787	$611,991

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31
	2012	2011

Supplemental Cash Flow Information

Dividends payable	$218,114	$160,057

Mortgage loans receivable reclassified to
real estate held for resale	$—	$144,666

Loan origination fees	$109,500	$—

Interest paid	$1,882,663	$1,717,161

Secured investor certificates issued
through the stock exchange program	$—	$18,000

Stock purchased through stock repurchase program	100,613 shares	160,927 shares

Stock exchanged through stock exchange program	—	3,769 shares

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $282,329 and $0 in a money market fund account at December 31, 2012 and 2011, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $1,236,000 and $873,000 in bonds as current assets as of December 31,

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

2012 and 2011, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2012 and 2011, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2012, the Company reserved $848,734 for fourteen mortgage loans, of which three are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2011, the Company reserved $812,809 for fifteen mortgage loans, of which eight were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2012	2011
Balance at beginning of year	$812,809	$711,829
Provision for losses on mortgage loans receivable	174,836	166,968
Charge-offs	(138,911)	(65,988)
Balance at end of year	$848,734	$812,809

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,521,000 and $1,563,000 at December 31, 2012 and 2011, respectively, which the Company believes is adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $437,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2012. Approximately $375,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2011.

The Company will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,308,000 and $3,137,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2012 and 2011, respectively. The Company believes that continued

interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2012, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,407,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $713,000 as of December 31, 2012 after an impairment of approximately $694,000.

Foreclosure was completed in 2004 on a church located in Battle Creek, Michigan. The church congregation disbanded and the church property is currently unoccupied. The Company owns and took possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas in 2005. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and took possession of the church and it is currently available for sale.

Foreclosure was completed in 2006 on a church located in Dayton, Ohio. The Company owns and took possession of the church and listed the property for sale through a local realtor. A sale contract was executed for this property with a Church in July 2009. The Company agreed to sell the property for $100,000 under a three year land contract which was extended to December 31, 2016. An initial payment of $20,000 was received in July 2009. A payment of $25,000 was received in April 2010. Payments of $7,300 and $5,300 were received in August and October 2011, respectively. A payment of $4,000 was received in August 2012. Beginning December 31, 2012, a payment of $1,000 is due the 30th of each month until a final balloon payment of approximately $8,500 is due and payable on

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

December 31, 2016. As title has not transferred to the buyer, the sale is not considered complete. Upon receipt of final payment, title to the property will transfer to the buyer and the sale will be considered fully consummated.

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

December 31, 2012 and 2011

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded impairment for losses on our St. Agnes and Agape bonds (Note 3), which totaled $2,000,000 and $1,000,000 for the years ended December 31, 2012 and 2011, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2012	Fair Value	Level 3

Bond portfolio	$8,379,708	$8,379,708

		Fair Value Measurement
December 31, 2011	Fair Value	Level 3

Bond portfolio	$9,996,923	$9,996,923

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2011	$9,996,923
Purchases	40,000
Proceeds	(657,215)
Impairment for other than temporary losses	(1,000,000)
Balance at December 31, 2012	$8,379,708

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The resulting impairment charges were $0 and $133,000 for the years ended December 31, 2012 and 2011, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Impaired Loans	$—	$—	$1,084,399	$1,084,399
Real estate held for resale	—	713,297	—	713,297
	$—	$713,297	$1,084,399	$1,796,696

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

	December 31, 2011
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Impaired Loans	$—	$—	$1,188,050	$1,188,050
Real estate held for resale	—	714,322	—	714,322
	$—	$714,322	$1,188,050	$1,902,372

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2011	$1,188,050	$714,322
Additions/Acquisitions	497,200	379,355
Dispositions/Proceeds	(384,576)	(380,380)
Impairment for other than temporary losses	(216,335)	—
Balance at December 31, 2012	$1,084,339	$713,297

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2012, the Company had first mortgage loans receivable totaling $30,020,399. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.48% at December 31, 2012. The Company had first mortgage loans receivable totaling $29,870,023 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2011.

The Company has a portfolio of secured church bonds at December 31, 2012 and December 31, 2011, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.00%. The aggregate par value of secured church bonds equaled approximately $10,379,708 at December 31, 2012 with a weighted average interest rate of 7.62% and approximately $10,996,923 at December 31, 2011 with a weighted average interest rate of 7.92%. These bonds are due at various maturity dates through July 2039. The Company has recorded an aggregate allowance for losses of $2,000,000 and $1,000,000 at December 31, 2012 and 2011, respectively, for the First Mortgage Bonds issued by St. Agnes Missionary Baptist Church and Agape Assembly Baptist Church bond series. These bond series in the aggregate constitute approximately 30%  and 29% of the bond portfolio at December 31, 2012 and 2011, respectively. The Company had maturities and redemptions of bonds of approximately $657,000 and $124,000 of bonds in 2012 and 2011, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2012, is as follows:

	Mortgage Loans	Bond Portfolio

2013	$1,767,353	$1,236,000
2014	1,528,637	557,000
2015	937,180	146,000
2016	1,045,464	117,500
2017	1,976,907	136,000
Thereafter	22,764,858	8,187,208
	30,020,399	10,379,708
Less loan loss and bond loss allowances	(848,734)	(2,000,000)
Less deferred origination income	(514,534)	____-____
Totals	$28,657,131	$8,379,708

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,800,000 and $800,000 for the First Mortgage Bonds at December 31, 2012 and December 31, 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties. The trustee has not provided details of the sale to bondholders as of December 31, 2012.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at December 31, 2012 and 2011, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.64% and 6.65% at December 31, 2012 and 2011, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals total approximately $671,000 and $690,000 during 2012 and 2011, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2012 is as follows:

2013	$1,103,000
2014	1,876,000
2015	2,568,000
2016	3,146,000
2017	2,682,000
Thereafter	14,791,000

Totals	$26,166,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010 and again in June 2011. The offering concluded March 30, 2012. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.50%  to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2012, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000, of which 2,586 Series C certificates were issued through its stock exchange program (see Note 5).

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

5. STOCK EXCHANGE AND REPURCHASE PROGRAM

The Company commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. As of December 31, 2012, requests representing approximately 532,743 shares have been submitted for share exchanges. The Company did not exchange any shares during the year ended December 31, 2012. The Company exchanged 528,974 shares during the year ended December 31, 2011 for 2,586 Series C certificates ($2,586,000 in principal amount) and paid $76,870 in cash for remainder shares. The program was terminated by the Board of Directors on April 12, 2012 since the Company terminated the Series C secured investor certificate offering. (See Note 4).

The Company commenced a share repurchase plan on July 19, 2011 whereby it offers to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by the Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an additional 10,750 shares requesting repurchase. Shares may be purchased at the sole discretion of the Company, subject to the funds available after meeting Company obligations. Shareholders must present for repurchase either: (i) a minimum of 500 Shares, or (ii) the total number of Shares registered in such Shareholder’s name. The Company repurchased 100,613 shares for $402,452 in cash during the year ended December 31, 2012. As of December 31, 2011, the Company had repurchased an aggregate of 160,927 shares for $643,229 in cash under the program. The Program was terminated by the Board of Directors on December 24, 2012 since the total number of shares 260,750, had been repurchased under the plan.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $458,000 and $418,000 during the years ended December 31, 2012 and 2011, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

7. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2012, the Company had pretax income of $(594,994) and distributions to shareholders in the form of dividends during the tax year of $652,870. The tax based on statutory rates to the Company, pre-dividends would have been $(202,298) in 2012. In 2011, the Company had pretax income of $79,683 and distributions to shareholders in the form of dividends during the tax year of $750,754. The tax based on statutory rates to the Company, pre-dividends, would have been $27,092 in 2011. The Company paid out 100% of taxable income in dividends in 2012 and 2011.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2012	2011

Tax based on statutory rates	$(202,298)	$27,092
Realized tax loss on properties	(47,230)	(42,592)
Benefit of REIT distributions	249,528	15,500

Total tax provision	$—	$—

The components of deferred income taxes are as follows:

	2012	2011

Loan origination fees	$175,010	$182,029
Loan and bond loss provisions	968,570	616,355
Real-estate impairment	235,915	235,915
Valuation allowance	(1,379,495)	(1,034,299)

Total income tax	$—	$—

The total deferred tax assets are as follows:

	2012	2011

Deferred tax assets	$1,379,495	$1,034,299
Tax asset valuation allowance	(1,379,495)	(1,034,299)

Net deferred tax assets	$—	$—

The change in the valuation allowance was approximately $345,000 and $190,000 for 2012 and 2011, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2012 and 2011, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$1,183,787	$1,183,787	$611,991	$611,911
Accounts receivable	139,572	139,572	133,683	133,683
Interest receivable	134,083	134,083	135,990	135,990
Mortgage loans receivable	30,020,399	37,828,821	29,870,023	36,100,291
Bond portfolio	10,379,708	10,379,708	10,996,923	10,996,923
Secured investor certificates	26,166,000	28,668,404	25,542,000	30,374,749

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2012 and 2011

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the fiscal year ended December 31, 2012.

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

