Form 10-Q
period 2013-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2013-05-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2013
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2013

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………………..…………	2 - 3

Statements of Operations…….………………………….…………………………………	4

Statements of Cash Flows……..…………………………………………………………..	5 - 6

Notes to Financial Statements…..…………………………………………….……………	7 - 17

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….…………………………………………….	18 – 23

Items 4. Controls and Procedures……………..…………………………………………..	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings………………………………………………………………….	25

Item 1A. Risk Factors………………………………….…………………………………..	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………..	25

Item 3. Defaults Upon Senior Securities……………………………………………….…….	25

Item 4. Mine Safety Disclosures…………………………..………………………………	25

Item 5. Other Information………………………………………………………………….	25

Item 6. Exhibits……………………………………………….…………………………….	25

Signatures……………………………………………………….…………………..………	27

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$1,722,600	$1,183,787
Accounts receivable	243,050	139,572
Interest receivable	130,969	134,083
Current maturities of mortgage loans receivable, net of
allowance of $21,249 and $49,976 and deferred
origination fees of $27,415 and $60,685 at March
31, 2013 and December 31 and 2012, respectively	671,179	1,656,692
Current maturities of bond portfolio	1,411,000	1,236,000
Prepaid expenses	14,911	5,467
Total current assets	4,193,709	4,355,601

Mortgage Loans Receivable, net of current maturities,
allowance of $833,825 and $798,758 and deferred
origination fees of $478,890 and $453,849 at March 31,
2013 and December 31, 2012, respectively	26,934,769	27,000,439

Bond Portfolio, net of current maturities	7,304,786	7,143,708

Real Estate Held for Sale	563,322	713,297

Deferred Offering Costs,
net of accumulated amortization of $638,053 and $609,714
at March 31, 2013 and December 31, 2012, respectively	790,822	817,526
Total Assets	$39,787,408	$40,030,571

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2013	December 31, 2012
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$1,523,000	$1,103,000
Accounts payable	78,352	20,041
Dividends payable	167,780	218,114
Total current liabilities	1,769,132	1,341,155

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	16,616,000	17,131,000
Secured Investor Certificates, Series C	7,932,000	7,932,000
Total liabilities	26,378,732	26,465,755

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
March 31, 2013 and December 31, 2012	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(5,721,560)	(5,565,420)
Total stockholders’ equity	13,408,676	13,564,816

Total liabilities and stockholders' equity	$39,787,408	$40,030,571

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Interest and Other Income	$774,098	$776,087

Interest Expense	457,599	460,828

Net Interest Income	316,499	315,259

Provision for losses on mortgage loans receivable	6,340	5,459

Net Interest Income after Provision for Mortgage Losses	310,159	309,800

Operating Expenses
Other operating expenses	148,864	185,324
Real estate impairment	149,775	—
	298,639	185,324

Operating Income	11,520	124,476

Other Income	120	1,009

Net Income	$11,640	$125,485

Basic and Diluted Income Per Share	$0.01	$0.07

Dividends Declared Per Share	$0.10	$0.09

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,773,831

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$11,640	$125,485
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	149,775	—
Provision for losses on mortgage loans receivable	6,340	5,459
Amortization of loan origination discounts	(8,229)	(8,361)
Amortization of deferred costs	28,339	30,009
Change in assets and liabilities
Accounts receivable	(103,478)	(27,596)
Interest receivable	3,114	159
Prepaid expenses	(9,444)	8,514
Accounts payable	58,311	2,929
Net cash provided by operating activities	136,368	136,598

Cash Flows from Investing Activities
Investment in mortgage loans	(86,843)	(27,360)
Collections of mortgage loans	1,140,115	154,895
Investment in bonds	(351,000)	—
Proceeds from bonds	14,922	14,911
Net cash provided by investing activities	717,194	142,446

Cash Flows from Financing Activities
Proceeds from secured investor certificates	—	1,250,000
Payments on secured investor certificate maturities	(95,000)	(64,000)
Payments for deferred costs	(1,635)	(55,973)
Stock exchanges and redemptions	—	(40,649)
Dividends paid	(218,114)	(160,057)
Net cash (used for) provided by financing activities	(314,749)	929,321

Net Increase in Cash and Equivalents	538,813	1,208,365

Cash and Equivalents - Beginning of Period	1,183,787	611,991

Cash and Equivalents - End of Period	$1,722,600	$1,820,356

Notes to Unaudited Financial Statements are an integral part of this Statement.

5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$167,780	$159,133

Mortgage loans receivable reclassified to
real estate held for resale	$—	$379,355

Interest paid	$457,599	$460,828

Stock purchased through stock repurchase program	—	10,162 shares

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2012 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2012. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

March 31, 2013

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $11,000 and $282,329 in money market fund accounts at March 31, 2013 and December 31, 2012, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $1,411,000 and $1,236,000 in bonds as current assets as of March 31, 2013 and December 31, 2012, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2013 and 2012, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2013, the Company provided $855,074 for fourteen mortgage loans, of which four are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2012, the Company provided $848,734 for fourteen mortgage loans, of which three were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2013 is as follows:

Balance at December 31, 2012	$848,734
Provision for additional losses	6,340
Charge-offs	—
Balance at March 31, 2013	$855,074

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,682,000 and $1,521,000 at March 31, 2013 and December 31, 2012, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans.

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

Loans totaling approximately $1,767,000 and $2,308,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2013 and December 31, 2012, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

Real Estate Held for Sale

As of March 31, 2013, the Company had five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,407,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $563,000 as of March 31, 2013 after an impairment of approximately $844,000.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded impairment for losses on our St. Agnes and Agape bonds (see Note 3), which totaled $2,000,000 for the periods ended March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2013	Fair Value	Level 3

Bond portfolio	$8,715,786	$8,715,786

		Fair Value Measurement
December 31, 2012	Fair Value	Level 3

Bond portfolio	$8,379,708	$8,379,708

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2012	$8,379,708
Purchases	351,000
Proceeds	(14,922)
Balance at March 31, 2013	$8,715,786

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The impairment for losses on real estate held for sale were $149,775 and $0 for the periods ended March 31, 2013 and 2012, respectively. The fair value of impaired loans was based upon the Company’s loan loss policy, which is Level 3 input. The Company provided an additional impairment of $6,340 and $5,459 for loan losses at March 31, 2013 and 2012, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value at March 31, 2012
Impaired Loans	$—	$—	$1,210,356	$1,210,356
Real estate held for resale	—	563,322	—	563,322
	$—	$563,322	$1,210,356	$1,773,678

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value at December 31, 2011
Impaired Loans	$ -	$ -	$1,084,399	$1,084,399
Real estate held for resale	-	713,297	-	713,297
	$ -	$713,297	$1,084,399	$1,797,696

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2012	$1,084,339	$713,297
Additions/Acquisitions	161,229	—
Dispositions/Proceeds	—	(200)
Provision for other than temporary losses	(35,212)	(149,775)
Balance at March 31, 2013	$1,210,356	$563,322

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2013, the Company had mortgage loans receivable totaling $28,967,327. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.49% at March 31, 2013. The Company had mortgage loans receivable totaling $30,020,399 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.48% at December 31, 2012.

The Company has a portfolio of secured church bonds at March 31, 2013 and December 31, 2012, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.00%. The aggregate value of secured church bonds equaled approximately $10,716,000 at March 31, 2013 with a weighted average interest rate of 7.62% and approximately $10,380,000 at December 31, 2012 with a weighted average interest rate of 7.62%. These bonds are due at various maturity dates through July 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2013, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2013 through March 31, 2014	$ 719,843	$ 1,411,000
April 1, 2014 through December 31, 2014	1,637,863	381,000
2015	924,506	150,000
2016	1,031,648	163,500
2017	1,961,849	137,000
Thereafter	22,691,618	8,473,286
	28,967,327	10,715,786
Less loan loss and bond loss allowances	(855,074)	(2,000,000)
Less deferred origination income	(506,305)	______-__
Totals	$27,605,948	$ 8,715,786

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,800,000 for the First Mortgage Bonds at March 31, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties and is currently in negotiations to sell the remaining properties. However, there is no formal agreement as of March 31, 2013.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bondholders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at March 31, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.65% and 6.64% at March 31, 2013 and December 31, 2012, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $109,000 and $46,000 for the three months ended March 31, 2013 and 2012, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

The estimated maturity schedule for the secured investor certificates at March 31, 2013 is as follows:

April 1, 2013 through March 31, 2014	$ 1,523,000
April 1, 2014 through December 31, 2014	1,252,000
2015	2,568,000
2016	3,146,000
2017	2,682,000
Thereafter	14,900,000

Totals	$26,071,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and was amended in January 2010 and again in June 2011. The offering concluded March 30, 2012. The certificates were being offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At March 31, 2013, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000, of which 2,586 Series C certificates were issued through the Company’s stock exchange program (see Note 5).

5. STOCK EXCHANGE AND REPURCHASE PROGRAMS

The Company commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of common stock of the Company, and, with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which the Company or any other party would be expected to purchase common stock in an arm’s-length transaction. The Company’s Board of Directors approved up to 1,000,000 shares to be repurchased. Requests representing approximately 532,743 shares were submitted for share exchanges. The Company did not exchange any shares during the three months ended March 31, 2013 and 2012, respectively. The program was terminated by the Board of Directors on April 12, 2012 since the Company terminated the Series C secured investor certificate offering. (See Note 4).

The Company commenced a share repurchase plan on July 19, 2011 which offered to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by the Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

additional 10,750 shares requesting repurchase. The Company repurchased 0 and 10,162 shares during the three months ended March 31, 2013 and 2012, respectively. The Program was terminated by the Board of Directors on December 24, 2012 since the total number of shares had been repurchased under the plan.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $97,600 and $99,000 during the three months ended March 31, 2013 and 2012, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2013 and December 31, 2012, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 1,722,600	$ 1,722,600	$ 1,183,787	$ 1,183,787
Accounts receivable	243,050	243,050	139,969	139,969
Interest receivable	130,969	130,969	134,969	134,969
Mortgage loans receivable	28,967,327	35,454,274	30,020,399	37,828,821
Bond portfolio	10,715,786	10,715,786	10,379,708	10,379,708
Secured investor certificates	26,071,000	28,160,632	26,166,000	28,668,404

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2013

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2012 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, was offered in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2010 and amended in January 2010 and again in June 2011. The offering concluded March 30, 2012. At March 31, 2013, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000 of which 2,586 Series C certificates were issued in connection with our stock repurchase program.

We currently have sixty-seven first mortgage loans aggregating $28,967,327 in principal amount, two second mortgage loans totaling $64,700 in principal amount and a first mortgage bond portfolio with par values aggregating $10,715,786. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2013 Three Months Compared to Fiscal 2012 Three Months

Our net income for the three months ended March 31, 2013 and 2012 was approximately $12,000 and $125,000, respectively, on total interest and other income of approximately $774,000 and $776,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2013, our loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.49%. Our bond portfolio has an average current yield of 7.62% as of March 31, 2013. As of March 31, 2012, the average, principal-adjusted interest rate on our portfolio of loans was 8.57% and our portfolio of bonds had an average current yield of 7.09%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and sale of some of the bonds in our portfolio.

Interest expense was approximately $458,000 and $461,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in interest expense was due to the maturity of some of our secured investor certificates. Net interest margin increased from 40.62% to 40.89% resulting primarily from a decrease in interest and other income of approximately 0.26% which was offset by a decrease in interest expense of approximately 0.70%.

We follow a loan loss allowance policy on our portfolio of loans outstanding. This critical policy requires complex judgments and estimates. We record mortgage loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans. Our loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will provide for the outstanding principal amount of a loan in our portfolio if the amount is in doubt of being collected. Additionally, no interest income is recognized on impaired loans or loans that are in the foreclosure process.

We will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

Our policies on payments received and interest accrued on non-accrual loans are as follows: (i) We will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status.

When a loan is declared in default according to our policy or deemed to be doubtful of collection, the loan committee of our Advisor will direct the staff to charge-off the uncollectable receivables.

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2013 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the three months ended March 31, 2013 of approximately $6,300 compared to approximately $5,500 for the three months ended March 31, 2012. At March 31, 2013, we provided approximately $855,000 for fourteen mortgage loans, of which four are three or more mortgage payments in arrears and one was in the foreclosure process. At December 31, 2012, we provided approximately $849,000 for fourteen mortgage loans, of which three were three or more mortgage payments in arrears and one was in the foreclosure process.

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

Historically, loans in our portfolio are outstanding for an average of six years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Operating expenses for the three months ended March 31, 2013 increased to approximately $299,000 compared to $185,000 at March 31, 2012. The increase is the result of additional impairment for losses on real estate held for sale.

Mortgage Loans and Real Estate Held for Sale

One mortgage loan was paid in full during the three months ended March 31, 2013. No new loans were funded during the three months ended March 31, 2013.

We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. We, along with all other bondholders, have a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by us. We have an aggregate allowance for losses of $1,800,000 for the First Mortgage Bonds at March 31, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties and is currently in negotiations to sell the remaining properties. However, there is no formal agreement as of March 31, 2013.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bondholders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. We have an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at March 31, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment on our real estate held for sale of $149,775 and $0 for the three month period ended March 31, 2013 and 2012, respectively. This additional impairment was to properly reflect the value of two of our properties we believe we will recover in a sale.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any origination fees for the three months ended March 31, 2013 and 2012, respectively.

We paid a dividend of $.13 for each share held of record on January 26, 2013. The dividend, which was paid January 30, 2013, represents a 5.20% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.10 for each share held of record on April 26, 2013. The dividend, which was paid April 30, 2013, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at March 31, 2013 are primarily comprised of dividends declared as of March 31, 2013 but not yet paid and our secured investor certificates.

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

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and amended in January 2010 and again in June 2011. The offering was concluded March 30, 2012. These certificates provided a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay off our line of credit. At March 31, 2013, approximately $7,932,000 had been collected from the issuance of 7,932 Series C certificates.

We commenced a stock exchange program effective February 2, 2010 whereby it offered to shareholders on an ongoing basis (until terminated or modified by the Board of Directors) an exchange of one $1,000 principal amount Series C secured investor certificate for 200 shares of our common stock and with respect to odd-lot holders above 200 shares converted into certificates, the sum of $5.00 cash for each remaining share. This exchange ratio was determined by management and approved by the Board of Directors, and was established as a basis for the completion of the exchange offer. This ratio was not intended to represent the amount at which we or any other party would be expected to purchase common stock in an arm’s-length transaction. Our Board of Directors approved up to 1,000,000 shares to be repurchased. Requests representing approximately 532,743 shares were submitted for share exchanges. We did not exchange any shares during the three months ended March 31, 2013 and 2012, respectively. The program was terminated by our Board of Directors on April 12, 2012 since we also terminated the Series C secured investor certificate offering.

We commenced a share repurchase plan on July 19, 2011 which offered to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by our Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an additional 10,750 shares requesting repurchase. We repurchased 0 and 10,162 shares during the three months ended March 31, 2013 and 2012, respectively. The Program was terminated by our Board of Directors on December 24, 2012 since the total number of shares had been repurchased under the plan.

During the three months ended March 31, 2013, total assets decreased by approximately $243,000 due to a decrease in loans outstanding. Current liabilities increased by approximately $428,000 for the three months ended March 31, 2013 due to an increase in current maturities of our secured investor certificates. Non-current liabilities decreased by approximately $87,000 for the three months ended March 31, 2013 due to reduction of secured investor certificate outstanding.

For the three months ended March 31, 2013, net cash provided by operating activities decreased to approximately $136,000 from $137,000 from the comparative period ended March 31, 2012, primarily due to an increase in impairment on real estate held for sale and an increase in accounts receivable.

For the three months ended March 31, 2013, net cash provided by investing activities was approximately $717,000 compared to cash provided by investing activities of approximately $143,000 from the comparative three months ended March 31, 2012, due to an increase in collections of mortgage loans which included two loan payoffs totaling approximately $975,000. This increase was offset by an additional investment in church bonds totaling approximately $351,000.

For the three months ended March 31, 2013, net cash (used for) provided by financing activities decreased to approximately ($315,000) from $929,000 for the comparative three months ended March 31, 2012, primarily due to a decrease in proceeds from secured investor certificate sales.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2013. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
25

101*	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2013 filed with the Securities and Exchange Commission on May 15, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) the Notes to Financial Statements (Unaudited).

* The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under theses sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2013

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

27