Form 10-Q
period 2013-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2013-11-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.……………………………………………………………………..…………	2 - 3

Statements of Operations…….…………………………….…………………………………	4 - 5

Statements of Cash Flows……..……………………………………………………………..	6 - 7

Notes to Financial Statements…..……………………………………………….……………	8 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….…………………………………………….	20 – 25

Items 4. Controls and Procedures……………..……………………………………………..	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………………….	27

Item 1A. Risk Factors………………………………….……………………………………...	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………..	27

Item 3. Defaults Upon Senior Securities………………………………………………..…….	27

Item 4. Mine Safety Disclosures……………………………..………………………………	27

Item 5. Other Information…………………………………………………………………….	27

Item 6. Exhibits………………………………………………….…………………………….	27

Signatures………………………………………………………….…………………..………	29

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$ 1,618,846	$ 1,183,787
Accounts receivable	294,338	139,572
Interest receivable	133,252	134,083
Current maturities of mortgage loans receivable, net of
allowance of $34,352 and $49,976 and deferred
origination fees of $26,235 and $60,685 at September
30, 2013 and December 31, 2012, respectively	1,003,503	1,656,692
Current maturities of bond portfolio	1,574,000	1,236,000
Prepaid expenses	10,413	5,467
Total current assets	4,634,352	4,355,601

Mortgage Loans Receivable, net of current maturities,
allowance of $875,016 and $798,758 and deferred
origination fees of $467,744 and $453,849 at September
30, 2013 and December 31, 2012, respectively	25,761,776	27,000,439

Bond Portfolio, net of current maturities	7,676,734	7,143,708

Real Estate Held for Sale	562,822	713,297

Deferred Offering Costs,
net of accumulated amortization of $699,055 and $609,714
at September 30, 2013 and December 31, 2012, respectively	735,851	817,526
Total Assets	$ 39,371,535	$ 40,030,571

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2013	December 31, 2012
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 1,628,000	$ 1,103,000
Accounts payable	26,405	20,041
Dividends payable	167,780	218,114
Total current liabilities	1,822,185	1,341,155

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	16,910,000	17,131,000
Secured Investor Certificates, Series C	7,307,000	7,932,000
Total liabilities	26,100,785	26,465,755

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
September 30, 2013 and December 31, 2012	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(5,859,486)	(5,565,420)
Total stockholders’ equity	13,270,750	13,564,816

Total liabilities and stockholders' equity	$ 39,371,535	$ 40,030,571

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 2,276,024	$ 2,329,385

Interest Expense	1,386,022	1,418,291

Net Interest Income	890,002	911,094

Provision for losses on mortgage loans receivable	60,634	140,394
Provision for losses on bonds	-	1,000,000
Provision for Losses on Mortgage Loans Receivable and Bonds	60,634	1,140,394

Net Interest Income (Loss) after Provision for Mortgage and Bond Losses	829,368	(229,300)

Operating Expenses
Other operating expenses	470,588	555,315
Real estate impairment	149,775	-
Total Operating Expenses	620,363	555,315

Operating Income (Loss)	209,005	(784,615)

Other Income	268	1,479

Net Income (Loss)	$ 209,273	$ (783,136)

Basic and Diluted Income (Loss) Per Share	$ 0.12	$ (0.44)

Dividends Declared Per Share	$ 0.30	$ 0.25

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,763,182

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 744,229	$ 777,699

Interest Expense	466,965	482,956

Net Interest Income	277,264	294,743

Provision for (recovery of) losses on mortgage loans receivable	41,453	(69,832)
Provision for losses on bonds	-	500,000
Provision for Losses on Mortgage Loans Receivable and Bonds	41,453	430,168

Net Interest Income (Loss) after Provision for Mortgage Losses and Bonds	235,811	(135,425)

Operating Expenses
Other operating expenses	148,045	151,949

Operating Income (Loss)	87,766	(287,374)

Other Income	75	380

Net Income (Loss)	$ 87,841	$ (286,994)

Basic and Diluted Income (Loss) Per Share	$ 0.05	$ (0.16)

Dividends Declared Per Share	$ 0.10	$ 0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,749,509

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$ 209,273	$ (783,136)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Impairment on real estate held for sale	149,775	-
Provision for losses on mortgage loans receivable	60,634	140,394
Provision for losses on bonds	-	1,000,000
Amortization of loan origination discounts	(20,555)	(25,761)
Amortization of deferred costs	89,339	90,101
Change in assets and liabilities
Accounts receivable	(154,766)	(44,082)
Interest receivable	831	(4,459)
Prepaid expenses	(4,946)	(5,706)
Accounts payable	6,364	4,201
Management fee payable	-	32,840
Net cash provided by operating activities	335,949	404,392

Cash Flows from Investing Activities
Investment in mortgage loans	(911,942)	(1,574,019)
Collections of mortgage loans	2,764,417	474,890
Investment in bonds	(1,036,000)	(40,000)
Proceeds from bonds	164,974	101,441
Net cash provided by (used for) investing activities	981,449	(1,037,688)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	-	1,250,000
Payments on secured investor certificate maturities	(321,000)	(234,000)
Payments for deferred costs	(7,665)	(71,954)
Stock exchanges and redemptions	-	(301,252)
Dividends paid	(553,674)	(425,003)
Net cash (used for) provided by financing activities	(882,339)	217,791

Net Increase (Decrease) in Cash and Equivalents	435,059	(415,505)

Cash and Equivalents - Beginning of Period	1,183,787	611,991

Cash and Equivalents - End of Period	$ 1,618,846	$ 196,486

Notes to Unaudited Financial Statements are an integral part of this Statement.

6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 167,780	$ 170,310

Loan origination fees	$ 13,293	$ 109,500

Interest paid	$ 1,386,022	$ 1,418,291

Stock purchased through stock repurchase program	-	75,313 shares

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

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

September 30, 2013

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $19,805 and $282,329 in money market fund accounts at September 30, 2013 and December 31, 2012, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $1,574,000 and $1,236,000 in bonds as current assets as of September 30, 2013 and December 31, 2012, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2013 and 2012, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2013, the Company provided $909,368 for thirteen mortgage loans, of which four are three or more mortgage payments in arrears. One of the loans is in the foreclosure process. At December 31, 2012, the Company provided $848,734 for fourteen mortgage loans, of which three were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

A summary of transactions in the allowance for credit losses for the nine months ended September 30, 2013 is as follows:

Balance at December 31, 2012	$ 848,734
Provision for additional losses	60,634
Charge-offs	-
Balance at September 30, 2013	$ 909,368

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,694,000 and $1,521,000 at September 30, 2013 and December 31, 2012, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans.

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

Loans totaling approximately $2,248,000 and $2,308,000 exceeded 90 days past due but continued to accrue interest as of September 30, 2013 and December 31, 2012, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

Real Estate Held for Sale

As of September 30, 2013, the Company had five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,406,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $562,822 as of September 30, 2013 after an impairment of approximately $844,000.

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

September 30, 2013

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded impairment for losses on our St. Agnes and Agape bonds (see Note 3), which totaled $2,000,000 for the periods ended September 30, 2013 and December 31, 2012, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2013	Fair Value	Level 3

Bond portfolio	$9,250,734	$9,250,734

		Fair Value Measurement
December 31, 2012	Fair Value	Level 3

Bond portfolio	$8,379,708	$8,379,708

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2012	$8,379,708
Purchases	1,036,000
Proceeds	(164,974)
Balance at September 30, 2013	$9,250,734

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The impairment for losses on real estate held for sale were $149,775 and $0 for the periods ended September 30, 2013 and 2012, respectively. The fair value of impaired loans was based upon the Company’s loan loss policy, which is a Level 3 input. The Company provided an additional impairment of $60,634 and $140,394 for loan losses for the nine month periods ended September 30, 2013 and 2012, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value at September 30, 2013
Impaired Loans	$ -	$ -	$1,176,514	$1,176,514
Real estate held for resale	-	562,822	-	562,822
	$ -	$ 562,822	$1,176,514	$1,739,336

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Impaired Loans	$ -	$ -	$1,084,399	$1,084,399
Real estate held for resale	-	713,297	-	713,297
	$ -	$713,297	$1,084,399	$1,797,696

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2012	$1,084,339	$ 713,297
Additions/Acquisitions	161,229	-
Dispositions/Proceeds	-	(700)
Provision for other than temporary losses	(69,054)	(149,775)
Balance at September 30, 2013	$ 1,176,514	$ 562,822

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2013, the Company had mortgage loans receivable totaling $28,168,626. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.44% at September 30, 2013. The Company had mortgage loans receivable totaling $30,020,399 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.48% at December 31, 2012.

The Company has a portfolio of secured church bonds at September 30, 2013 and December 31, 2012, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.25% to 10.00%. The aggregate value of secured church bonds equaled approximately $11,251,000 at September 30, 2013 with a weighted average interest rate of 7.56% and approximately $10,380,000 at December 31, 2012 with a weighted average interest rate of 7.62%. These bonds are due at various maturity dates through February 2039.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2013, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2013 through September 30, 2014	$ 1,064,090	$ 1,574,000
October 1, 2014 through December 31, 2014	1,589,223	158,000
2015	859,398	150,000
2016	960,286	163,500
2017	1,883,629	137,000
Thereafter	21,812,000	9,068,234
	28,168,626	11,250,734
Less loan loss and bond loss allowances	(909,368)	(2,000,000)
Less deferred origination income	(493,979)	______-__
Totals	$26,765,279	$ 9,250,734

The Company currently owns $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. The Company, along with all other bondholders, has a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by the Company. The Company has an aggregate allowance for losses of $1,800,000 for the First Mortgage Bonds at September 30, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties and is currently in negotiations to sell the remaining properties. However, there is no formal agreement as of September 30, 2013. The sale did not result in any distributions to bondholders since the trustee had expenses, primarily real-estate taxes, which exceeded the proceeds received from the sale.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

resumption of both principal and interest payments to both the first and second mortgage bondholders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at September 30, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.64% at September 30, 2013 and December 31, 2012. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $511,000 and $308,000 for the nine months ended September 30, 2013 and 2012, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at September 30, 2013 is as follows:

October 1, 2013 through September 30, 2014	$ 1,628,000
October 1, 2014 through December 31, 2014	519,000
2015	2,568,000
2016	3,146,000
2017	2,692,000
Thereafter	15,292,000

Totals	$25,845,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and concluded March 30, 2012. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At September 30, 2013, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000, of which 2,586 Series C certificates were issued through the Company’s stock exchange program (see Note 5).

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

5. STOCK REPURCHASE PROGRAM

The Company commenced a share repurchase plan on July 19, 2011 which offered to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by the Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an additional 10,750 shares requesting repurchase. The Company repurchased 0 and 75,313 shares during the nine months ended September 30, 2013 and 2012, respectively. The Program was terminated by the Board of Directors on December 24, 2012 since the total number of shares had been repurchased under the plan.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $93,000 and $153,000 during the three months ended September 30, 2013 and 2012, respectively, and $285,000 and $350,000 during the nine months ended September 30, 2013 and 2012, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2013 and December 31, 2012, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2013

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 1,618,846	$ 1,618,846	$ 1,183,787	$ 1,183,787
Accounts receivable	294,338	294,338	139,572	139,572
Interest receivable	133,252	133,252	134,083	134,083
Mortgage loans receivable	28,168,626	31,121,117	30,020,399	37,828,821
Bond portfolio	11,250,734	11,250,734	10,379,708	10,379,708
Secured investor certificates	28,845,000	31,862,966	26,166,000	28,668,404

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

September 30, 2013

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

We have completed public offerings of common stock and debt securities. In October 2008, we filed a registration statement with the Securities and Exchange Commission for a public offering of $20,000,000 worth of Series C Secured Investor Certificates, which were offered in multiples of $1,000 at interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The offering was declared effective by the Securities and Exchange Commission on March 30, 2010 and concluded March 30, 2012. At September 30, 2013, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000 of which 2,586 Series C certificates were issued in connection with our stock repurchase program.

We currently have sixty-five first mortgage loans aggregating $28,104,634 in principal amount, two second mortgage loans totaling $63,992 in principal amount and a first mortgage bond portfolio with par values aggregating $11,250,734. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2013 Nine Months Compared to Fiscal 2012 Nine Months

Our net income/loss for the nine months ended September 30, 2013 and 2012 was approximately $209,000 and ($783,000), respectively, on total interest and other income of approximately $2,276,000 and $2,329,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30,

2013, our loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.44%. Our bond portfolio has an average current yield of 7.56% as of September 30, 2013. As of September 30, 2012, the average, principal-adjusted interest rate on our portfolio of loans was 8.47% and our portfolio of bonds had an average current yield of 7.90%. The decrease in interest income was due to the scheduled repayment and maturation of mortgage loans and maturity of some of the bonds in our portfolio.

Interest expense was approximately $1,386,000 and $1,418,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in interest expense was due to the maturity of some of our secured investor certificates. Net interest margin remained unchanged at 39.10% resulting primarily from a decrease in interest and other income of approximately 2.30% which was offset by a decrease in interest expense of approximately 2.27%.

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

Allowance for losses on mortgage loans receivable increased during the nine months ended September 30, 2013 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2013 of approximately $61,000 compared to approximately $140,000 for the nine months ended September 30, 2012. At September 30, 2013, we provided approximately $909,000 for thirteen mortgage loans, of which four are three or more mortgage payments in arrears and one was in the foreclosure process. At December 31, 2012, we provided approximately $849,000 for fourteen mortgage loans, of which three were three or more mortgage payments in arrears and one was in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have two second mortgage loans totaling approximately $64,000 in principal amount outstanding. We do not lend to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the nine months ended September 30, 2013 increased to approximately $620,000 compared to $555,000 at September 30, 2012. The increase is the result of additional impairment for losses on real estate held for sale of $149,775.

Fiscal 2013 Third Quarter Compared to Fiscal 2012 Third Quarter

The Company had a net income of approximately $88,000 for the three months ended September 30, 2013 and had net loss of approximately $287,000 for the three months ended September 30, 2012, on total interest and other income of approximately $744,000 and $778,000, respectively. Interest expense was approximately $467,000 and $483,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease in net interest income was approximately $16,000. The decrease in our net interest income was due to the fact that fewer secured investor certificates were outstanding.

Operating expenses for the three months ended September 30, 2013 decreased to approximately $148,000 compared to $152,000 at September 30, 2012. The decrease in operating expenses is due to reduction in real estate impairment reserves for the three month period ended September 30, 2013.

Mortgage Loans and Real Estate Held for Sale

Four mortgage loans were paid in full during the nine months ended September 30, 2013 totaling approximately $1,324,000. Two new loans were funded during the nine months ended September 30, 2013 totaling approximately $815,000.

We currently own $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes is $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. We, along with all other bondholders, have a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds is recorded by us. We have an aggregate allowance for losses of $1,800,000 for the First Mortgage Bonds at September 30, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The trustee has sold one of the properties and is currently in negotiations to sell the remaining properties. However, there is no formal agreement as of September 30, 2013. The sale did not result in any distributions to bondholders since the trustee had expenses, primarily real-estate taxes, which exceeded the proceeds received from the sale.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bondholders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. We have an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at September 30, 2013 and December 31, 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment on our real estate held for sale of $149,775 and $0 for the nine month period ended September 30, 2013 and 2012, respectively. This additional impairment was to properly reflect the value of two of our properties we believe we will recover in a sale. No additional impairment was recorded for the three month period ended September 30, 2013 and 2012, respectively.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $13,293 and $0 in origination fees for the nine months ended September 30, 2013 and 2012, respectively.

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

Our Board of Directors declared a dividend of $.10 for each share held of record on October 28, 2013. The dividend, which was paid October 30, 2013, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at September 30, 2013 are primarily comprised of dividends declared as of September 30, 2013 but not yet paid and our secured investor certificates.

Our current capital is fully deployed into loans and first mortgage church bonds. We do not intend to fund a large number of any new loans until further notice at which time additional capital will need to be raised. Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; (iii) borrowed funds; and (iv) bonds that mature or we sell from our bond portfolio. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years. Nevertheless, we believe that it may be desirable, if not necessary, to sell additional securities in order to enhance our capacity to make mortgage loans on a continuous basis. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

In October 2008, we filed with the Securities and Exchange Commission a registration statement to offer $20,000,000 worth of Series C Secured Investor Certificates to qualified investors. The offering was declared effective by the Securities and Exchange Commission on March 30, 2009 and concluded March 30, 2012. These certificates provided a source of capital to fund additional loans to qualified borrowers, pay down existing maturing certificates and to pay off our line of credit. At September 30, 2013, approximately $7,932,000 had been collected from the issuance of 7,932 Series C certificates.

We commenced a share repurchase plan on July 19, 2011 which offered to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by our Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an additional 10,750 shares requesting repurchase. We repurchased 0 and 75,313 shares during the nine months ended September 30, 2013 and 2012, respectively. The Program was terminated by our Board of Directors on December 24, 2012 since the total number of shares had been repurchased under the plan.

During the nine months ended September 30, 2013, total assets decreased by approximately $659,000 due to a decrease in loans outstanding. Current liabilities increased by approximately $481,000 for the nine months ended September 30, 2013 due to an increase in current maturities of our secured investor certificates. Non-current liabilities decreased by approximately $846,000 for the nine months ended September 30, 2013 due to reduction of secured investor certificate outstanding.

For the nine months ended September 30, 2013, net cash provided by operating activities decreased to approximately $336,000 from $404,000 from the comparative period ended September 30, 2012, primarily due to an increase in impairment on real estate held for sale and an increase in accounts receivable.

For the nine months ended September 30, 2013, net cash provided by investing activities was approximately $981,000 compared to cash used for investing activities of approximately $(1,038,000) from the comparative nine months ended September 30, 2012, due to an increase in collections of mortgage loans which included four loan payoffs totaling approximately $1,324,000. This increase was offset by an additional investment in church bonds and new loans totaling approximately $1,948,000.

For the nine months ended September 30, 2013, net cash (used for) provided by financing activities decreased to approximately ($882,000) from $218,000 for the comparative nine months ended September 30, 2012, primarily due to a decrease in proceeds from secured investor certificate sales.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2013. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
27

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2013 filed with the Securities and Exchange Commission on November 14, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) the Notes to Financial Statements (Unaudited).
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

29