Form 10-K
period 2013-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2014-03-28
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year Ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,795,082, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2014
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2014 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

Item 1. Business.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and March 28, 2014, we have made 180 loans to 151 churches approximating $89,925,000, with the average principal amount of such loans being $500,000. Of the 180 loans we have made, 93 loans totaling $48,061,000 have been repaid early by the borrowing churches. We also own, as of December 31, 2013, $9,279,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 266 church bond financings, in which approximately $509,122,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,914,000.

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

All appraisals are prepared by independent third-party professionals who we approve based on their experience, reputation and education. All financial statements are prepared by independent third-party professionals or a qualified accountant that we hire that is independent of the borrower. Completed loan applications, together with a written summary are then presented to our Underwriting Committee. Our loan Underwriting Committee is comprised of the Advisor's President and Chief Financial Officer and Treasurer and certain members of its staff. Our Advisor may arrange for the provision of mortgage title insurance and for the services of professional independent third-party accountants and appraisers on behalf of borrowers in order to achieve pricing efficiencies on their behalf and to assure the efficient delivery of title commitments, preliminary title reports and title policies, and financial statements and appraisals that meet our underwriting criteria. Our Advisor may arrange for the direct payment for such professional services and for the direct reimbursement to it of such expenditures by borrowers and prospective borrowers. Upon closing and funding of mortgage loans, an origination fee based on the original principal amount of each loan may be charged, of which one-half is payable by the borrower to our Advisor, and the other one-half to us.

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

Public Offerings - Secured Investor Certificates

In October 2008, we filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates (File No. 333-154831). The offering was declared effective by the SEC on March 30, 2009. The Series C certificates were offered in multiples of $1,000 with interest rates ranging from 4.50% to 7.25%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. At December 31, 2013, approximately 7,932 Series C certificates had been issued for $7,932,000. This offering expired on March 30, 2012.

Previously, we offered Series A and Series B secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.63% at December 31, 2013 and 6.64% at December 31, 2012. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $632,000 and $671,000 for the year ended December 31, 2013 and 2012, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2013 and 2012. There were 17,736,000 and 18,234,000 Series B secured investor certificates outstanding as of December 31, 2013 and 2012, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 16, 2013. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 16, 2013, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2013, we have six first mortgage loans totaling approximately $3,236,500 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on one of these loans and expect to take possession of this church and list their property for sale. In addition, we have foreclosed and have taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,406,000 and have listed the properties for sale through local realtors. The fair value of the properties, which represents the carrying value, was $563,000 at December 31, 2013 after an impairment reserve of approximately $844,000.

As of December 31, 2012, we had seven first mortgage loans totaling approximately $3,829,000 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,407,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $713,000 at December 31, 2012.

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

Employees

We have no employees but we have two executive officers: Philip J. Myers, our Chief Executive Officer and President, and Scott J. Marquis, our Chief Financial Officer and Treasurer. Our daily operations and other material aspects of our business are managed by Church Loan Advisors, Inc. (the “Advisor”) on a “turn-key” basis using employees of the Advisor and/or its Affiliates. At present, certain officers and directors of the Advisor are providing services to us at no charge and which will not be reimbursed to them. These services include, among others, legal and analytic services relating to the execution of our business plan, development and preparation of reports to be filed under the Securities Exchange Act, and utilization of proprietary forms and documents utilized by the Advisor in connection with our business operations.

Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services. Philip J. Myers, our Chief Executive Officer, President and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings. The Advisor utilizes two employees of the advisor on a full-time basis and one member of its staff on a part-time or other basis. The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

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

The Mortgage Banking Industry Is Highly Competitive. We compete with a wide variety of lenders, including banks, credit unions, insurance companies, pension funds and fraternal organizations for mortgage loans. Many competitors have greater financial resources, larger staffs and longer operating histories than we have, and thus may be a more attractive lender to potential borrowers. We intend to compete by limiting our business “niche” to lending to churches and other non-profit religious organizations, offering loans with competitive and flexible terms, and emphasizing our expertise in the specialized industry segment of lending to churches and other non-profit religious organizations.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2013 by other broker-dealers at prices as low as $3.47 per share and as high as $4.68 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2013, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,406,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. None of these properties are generating revenue except for one where the Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The fair value of our real estate held for sale, which represents the carrying value, is approximately $563,000 as of December 31, 2013 after an impairment reserve of approximately $844,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the five properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004. The church congregation has disbanded and the church’s property, which consists of a single church building located in a residential area and a commercial store-front building, is currently unoccupied. We have taken possession of the church property and have listed the property for sale through a local realtor. The property is reflected in Real Estate Held for Sale at $0.

Foreclosure of a $419,000 loan was completed on a church located in Dayton, Ohio in August 2006. During 2009, this property was sold for $100,000 under a land sale contract, which is being recorded under the deposit method. The value of the property of $100,000 is reflected in Real Estate Held for Sale at December 31, 2013 pending full receipt of proceeds of the sale. At December 31, 2013, we have received $61,600, which is recorded as a deposit. Title to the property will transfer upon receipt of the final installment scheduled for December 2016.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church’s property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2013 at $129,000. We have also collected approximately $17,000 in personal guarantees from former board members of the Church which was a requirement for funding of their loan. This property is located in a residential area.

Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2013 at $45,000. This property is located in a residential area.

Foreclosure of a $145,000 loan was completed on a church located in Detroit, Michigan in June 2011. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2013 at $63,000. The property was a former bank building and is zoned as a commercial property.

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property ($360,000) versus the amount owed to us ($239,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2013. This property is located in a residential area.

On July 12, 2012, we completed the sale of a property held for sale. The purchase price of the property was $475,000. The purchaser provided a $20,000 cash down payment. We provided a $500,000 loan to the qualified church to purchase the property which is located in Baton Rouge, Louisiana. The terms of the loan were consistent with market terms for such financing. This property was acquired by us through foreclosure. We took possession of the property in March 2012. We recorded a gain of $95,645 in connection with this transaction. This amount has been recorded as a reduction of the provision for losses on mortgage loans receivable. This property is in a residential area.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of March 28, 2014, 1,677,798 shares of our common stock and $25,695,000 of secured investor certificates were issued and outstanding.

Lack of Liquidity and Absence of Public Market Price.

There is virtually no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not currently listed or traded on any exchange or market.

Our Common Stock, $.01 par value per share, occasionally traded on the over-the-counter market Pink Sheets under the symbol “ACMC.PK” from September 4, 2007 through December 31, 2013. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2013 and 2012. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Calendar Year 2013
First Quarter	$4.15	$3.47
Second Quarter	$4.05	$3.50
Third Quarter	$4.68	$3.63
Fourth Quarter	$4.30	$3.82

Calendar Year 2012
First Quarter	$4.00	$3.72
Second Quarter	$4.40	$3.40
Third Quarter	$3.99	$3.41
Fourth Quarter	$3.51	$3.45

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

Holders of Our Common Shares

As of March 28, 2014, we had 664 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2013 and 2012 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2013	2012	2013	2012
March 31st	$.100	$.090	4.00%	3.60%
June 30th	$.100	$.060	4.00%	2.40%
September 30th	$.100	$.100	4.00%	4.00%
December 31st	$.100	$.130	4.00%	5.20%
Totals:	$.400	$.380	4.00%	3.80%

As a Real Estate Investment Trust, we make regular quarterly distributions to shareholders. The amount of distributions to our shareholders must equal at least 90% of our “real estate investment trust taxable income” in order for us to retain REIT status. Shareholder distributions are estimated for our first three quarters each fiscal year and adjusted annually based upon our final year-end financial report. Cash available for distribution to our shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any permitted temporary investments made by us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of REIT status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2013, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Financial Condition

Our total assets decreased from $40,030,571 at December 31, 2012 to $39,206,557 at December 31, 2013. The primary reason for the decrease in total assets from December 31, 2012 through December 31, 2013 was an early payoff of six loans and early redemption of bonds we own. The funds were used to meet principal payments due on maturing certificates. Stockholders’ equity decreased from $13,564,816 at December 31, 2012 to $13,260,612 at December 31, 2013. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $671,000. Our primary liabilities at December 31, 2013 and 2012 were our secured investor certificates, which were $25,695,000 and $26,166,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2014. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

Comparison of the Fiscal Years ended December 31, 2013 and 2012

The following table shows the results of our operations for fiscal 2013 and 2012:

	For the Year Ended December 31,

Statement of Operations Data	2013	2012

Interest and other income	$3,146,620	$3,161,111
Interest expense	1,848,050	1,882,663
Net interest income	1,298,570	1,278,448
Total provision for losses on mortgage loans and bonds	100,959	1,174,836
Net interest income after provision for mortgage and bonds losses	1,197,611	103,612
Operating expenses	833,490	703,710
Total operating expenses	833,490	703,710
Operating income (loss)	364,121	(600,098)
Other income	2,794	5,104
Net income (loss)	$366,915	$(594,994)
Basic and diluted earnings per share	$0.22	$(0.34)

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 71 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 6.16% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net income for our year ended December 31, 2013 was $366,915 on total interest and other income of $3,146,620 compared to net income of $(594,994) on total interest and other income of $3,161,111 for the year ended December 31, 2012.

The increase in net income was primarily due to decrease in the provision for losses on bonds related to our St. Agnes church bonds and the natural amortization of the loan portfolio, which reduced our interest-earning assets during 2013.

Net interest income earned on the Company's portfolio of loans was $1,298,570 for the year ended December 31, 2013, compared to $1,278,448 for 2012. The increase in net interest income was due to the decrease in interest expense of approximately $35,000. Excluded from revenue for the year ended December 31, 2013 is $5,000 of origination income, or “points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2013 were $833,490 compared to $703,710 for our fiscal year ended December 31, 2012. The increase in operating expenses was primarily a result of an increase in the additional realized loss on our St. Agnes bonds.

Our Board of Directors declared dividends of $.100 for each share of record on April 26, 2013, $.100 for each share of record on July 25, 2013, $.100 for each shares of record on October 25, 2013 and $.100 for each shares of record on January 28, 2014. Based on the quarters ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 and assuming a share purchase price of $10.00, the dividends paid represented a 4.00% annual yield in 2013. 100% of the dividends paid to shareholders for the tax year 2013 were non-dividend distributions due to the realized loss on our St. Agnes bonds. The Company expects dividends paid in 2014 to be 100% non-dividend distributions due to the realized loss on our St. Agnes bonds.

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

Currently, our bond portfolio comprises 26% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $9,279,000 as of December 31, 2013 and was approximately $10,380,000 as of December 31, 2012. We earned approximately $675,000 on our bond portfolio in 2013 and approximately $627,000 in 2012.

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

We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2014. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

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

At December 31, 2013, we reserved $949,693 against fourteen mortgage loans, of which six churches were three or more mortgage payments in arrears. At December 31, 2012, we reserved $848,734 against fourteen mortgage loans, of which three churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $1,543,000 and $1,521,000 at December 31, 2013 and 2012, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

As of December 31, 2013, we had six first mortgage loans that are three or more payments in arrears. Two other loans were declared to be in default and one loan is in the process of being foreclosed.

The first impaired loan has an outstanding balance of approximately $577,000. This loan is in the foreclosure process. We currently have a buyer for the property and plan to sell and close on the property in 2014.

The second impaired loan has an outstanding balance of approximately $544,000. This loan has been declared in default. The Church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. The Church is occupying the building and we are continually assessing our options with a local realtor.

The third impaired loan has an outstanding balance of approximately $422,000. This loan has been declared to be in default. Due to the value of the property ($780,000) versus the amount owed to us, we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of their equity. The church is paying us monthly rent until the property is refinanced or sold.

The fourth impaired loan has an outstanding balance of approximately $458,000. The Church is working to bring its account current.

The fifth loan has an outstanding balance of approximately $626,000. The Church had a fire in 2012 and the building was not usable until it was refurbished from insurance proceeds. The Church is back in the building and is working to bring its account current.

The sixth loan has an outstanding balance of approximately $487,000. The Church missed seven payments in 2013. The Church is working to bring its account current.

The seventh loan has an outstanding balance of approximately $293,000. The Church missed two payments in 2013 and one payments in 2012. The Church is working to bring its account current.

The eighth loan has an outstanding balance of approximately $681,000. The Church missed three payments in 2013. The Church is working to bring its account current.

The ninth loan has an outstanding balance of $678,000. The Church did not miss any payments in 2013. The Church is working to bring its account current.

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

We expect to foreclose on one property in 2014 and will incur costs to secure and prepare this property for sale. We seek to exhaust all options available to us to before proceeding to foreclosure. We do not presently expect any foreclosures other than this Church in 2014.

Bond Loss Policy

The allowance for losses on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We owned $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes was $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The Church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the Church was subsequently foreclosed upon.

In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The Company, along with all other bondholders, had a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds was recorded by the Company.

In September 2011, one of the parcels was sold by the trustee for $1,300,000. In June 2013 the second of three properties was sold for $335,000 and in November 2013 the main Sanctuary Dome and Fellowship Center was sold for $3,500,000. The liquidation of the collateral serving as security for the bonds was completed and all final funds were distributed (after costs) to the bondholders. This final payment was a return of $71.90 of principal on each original $1,000 bond investment. The Company received a final payment of approximately $160,000. This payment represents a realized loss of $1,875,000 on $2,035,000 original principal amount. The Company had a $1,800,000 aggregate allowance for losses previously recorded against the bonds. A final $75,000 expense was recorded as of December 31, 2013. The $160,000 received by the Company represents the final payment on St. Agnes.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 12, 2014, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 12, 2014, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 12, 2014, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 12, 2014, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 12, 2014, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Description of Share Exchange Program and related Shareholder Letter and Reservation Form dated February 2, 2010	5
4.8	Description of Share Repurchase Program and related Shareholder Letter and Repurchase Form dated July 13, 2011	6
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 99.1), filed February 2, 2010.
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K (including Exhibit 10.1) filed July 19, 2011.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Filed herewith.
30

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2014	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/28/2014
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/28/2014
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/28/2014
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/28/2014
Kirbyjon H. Caldwell, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

American Church Mortgage Company

Minnetonka, MN

We have audited the accompanying balance sheets of American Church Mortgage Company ("the Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 28, 2014

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31
ASSETS	2013	2012

Current Assets
Cash and equivalents	$ 3,143,377	$ 1,183,787
Accounts receivable	197,687	139,572
Interest receivable	129,972	134,083
Current maturities of mortgage loans receivable, net of
allowance of $25,269 and $49,976 and deferred
origination fees of $24,007 and $60,685 at December
31, 2013 and 2012, respectively	660,490	1,656,692
Current maturities of bond portfolio	796,000	1,236,000
Prepaid expenses	6,638	5,467
Total current assets	4,934,164	4,355,601

Mortgage Loans Receivable, net of current maturities,
allowance of $924,424 and $798,758 and deferred
origination fees of $324,861 and $453,849 at December
31, 2013 and 2012, respectively	24,716,310	27,000,439

Bond Portfolio, net of current maturities	8,283,442	7,143,708

Real Estate Held for Sale	562,722	713,297

Deferred Offering Costs,
net of accumulated amortization of $728,012 and $937,352
at December 31, 2013 and 2012, respectively	709,919	817,526
Total Assets	$ 39,206,557	$ 40,030,571

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012

Current Liabilities
Current maturities of secured investor certificates	$ 1,876,000	$ 1,103,000
Accounts payable	21,565	20,041
Dividends payable	167,780	218,114
Total current liabilities	2,065,345	1,341,155

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	15,887,000	17,131,000
Secured Investor Certificates, Series C	7,932,000	7,932,000
Total liabilities	25,945,945	26,465,755

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
December 31, 2013 and 2012	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(5,869,624)	(5,565,420)
Total stockholders’ equity	13,260,612	13,564,816

Total liabilities and stockholders' equity	$ 39,206,557	$ 40,030,571

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31
	2013	2012

Interest and Other Income	$ 3,146,620	$ 3,161,111

Interest Expense	1,848,050	1,882,663

Net Interest Income	1,298,570	1,278,448

Provision for losses on mortgage loans receivable	100,959	174,836
Provision for losses on bonds	-	1,000,000
Provision for Losses on Mortgage Loans Receivable and Bonds	100,959	1,174,836

Net Interest Income after Provision for Mortgage and Bond Losses	1,197,611	103,612

Operating Expenses
Other operating expenses	833,490	703,710

Operating Income (Loss)	364,121	(600,098)

Other Income	2,794	5,104

Net Income (Loss)	$ 366,915	$ (594,994)

Basic and Diluted Income Per Share	$ 0.22	$ (0.34)

Dividends Declared Per Share	$ 0.40	$ 0.38

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,745,880

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2011	1,778,411	$ 17,784	$ 19,514,904	$ (4,317,556)

Repurchase and exchange of 100,613 shares
of common stock	(100,613)	(1,006)	(401,446)	-

Net loss	-	-	-	(594,994)

Dividends declared	-	-	-	(652,870)

Balance, December 31, 2012	1,677,798	16,778	19,113,458	(5,565,420)

Net Income	-	-	-	366,915

Dividends declared	-	-	-	(671,119)

Balance, December 31, 2013	1,677,798	$ 16,778	$ 19,113,458	$ (5,869,624)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31
	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$ 366,915	$ (594,994)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Impairment on real estate held for sale	149,775	-
Provision for losses on mortgage loans receivable	100,959	174,836
Provision for losses on bond portfolio	-	1,000,000
Amortization of loan origination discounts	(165,666)	(75,596)
Amortization of deferred costs	118,297	114,688
Change in assets and liabilities
Accounts receivable	(58,115)	(5,889)
Interest receivable	4,111	1,907
Prepaid expenses	(1,171)	(2,295)
Accounts payable	1,524	(51,159)
Net cash provided by operating activities	516,629	561,498

Cash Flows from Investing Activities
Investment in mortgage loans	(1,091,943)	(1,574,019)
Collections of mortgage loans	4,436,981	1,416,741
Investment in bonds	(1,146,840)	(40,000)
Proceeds from bonds	447,106	657,215
Proceeds from disposition of real estate held for sale	800	1,025
Net cash provided by investing activities	2,646,104	460,962

Cash Flows from Financing Activities
Proceeds from secured investor certificates	-	1,250,000
Payments on secured investor certificate maturities	(471,000)	(626,000)
Payments for deferred costs	(10,690)	(77,399)
Stock exchanges and redemptions	-	(402,452)
Dividends paid	(721,453)	(594,813)
Net cash used for financing activities	(1,203,143)	(450,664)

Net Increase in Cash and Equivalents	1,959,590	571,796

Cash and Equivalents - Beginning of Year	1,183,787	611,991

Cash and Equivalents - End of Year	$ 3,143,377	$ 1,183,787

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

Years Ended December 31
	2013	2012

Supplemental Cash Flow Information

Dividends payable	$ 167,780	$ 218,114

Loan origination fees	$ 13,293	$ 109,500

Interest paid	$ 1,729,753	$ 1,882,663

Stock purchased through stock repurchase program	-	100,613 shares

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $160,808 and $282,329 in a money market fund account at December 31, 2013 and 2012, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $796,000 and $1,236,000 in bonds as current assets as of December 31, 2013 and 2012, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2014 and 2013, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2013, the Company reserved $949,693 for fourteen mortgage loans, of which six are three or more mortgage payments in arrears, two are declared to be in default and one loan is in the foreclosure process. At December 31, 2012, the Company reserved $848,734 for fourteen mortgage loans, of which three were three or more mortgage payments in arrears. One of the loans was in the foreclosure process.

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2013	2012
Balance at beginning of year	$848,734	$812,809
Provision for losses on mortgage loans receivable	100,959	174,836
Charge-offs	—	(138,911)
Balance at end of year	$949,693	$848,734

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,543,000 and $1,521,000 at December 31, 2013 and 2012, respectively, which the Company believes is adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $493,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2013. Approximately $437,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2012.

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

Loans totaling approximately $3,237,000 and $2,308,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2013 and 2012, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2013, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,406,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $563,000 as of December 31, 2013 after total impairment of approximately $844,000.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (Note 3), which totaled $200,000 for the years ended December 31, 2013 and 2012.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2013	Fair Value	Level 3

Bond portfolio	$9,079,442	$9,079,442

		Fair Value Measurement
December 31, 2012	Fair Value	Level 3

Bond portfolio	$8,379,708	$8,379,708

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2012	$8,379,708
Purchases	1,146,840
Proceeds	(447,106)
Balance at December 31, 2013	$9,079,442

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The resulting impairment charges were $149,775 and $0 for the years ended December 31, 2013 and 2012, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Impaired Loans	$—	$—	$1,049,673	$1,049,673
Real estate held for resale	—	562,722	—	562,722
	$—	$562,722	$1.049,673	$1,612,395

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Impaired Loans	$—	$—	$1,084,399	$1,084,399
Real estate held for resale	—	713,297	—	713,297
	$—	$713,297	$1,084,399	$1,797,696

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2012	$1,084,339	$713,297
Additions/Acquisitions	183,719	—
Dispositions/Proceeds	(133,891)	(800)
Impairment for other than temporary losses	(84,494)	(149,775)
Balance at December 31, 2013	$1,049,673	$562,722

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2013, the Company had first mortgage loans receivable totaling $26,675,361. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.44% at December 31, 2013. The Company had first mortgage loans receivable totaling $30,020,399 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.48% at December 31, 2012.

The Company has a portfolio of secured church bonds at December 31, 2013 and December 31, 2012, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 5.50% to 9.75%. The aggregate par value of secured church bonds equaled approximately $9,279,442 at December 31, 2013 with a weighted average interest rate of 7.54% and approximately $10,379,708 at December 31, 2012 with a weighted average interest rate of 7.62%. These bonds are due at various maturity dates through February 2039. The Company has recorded an aggregate allowance for losses of $200,000 and $2,000,000 at December 31, 2013 and 2012, respectively, for the First Mortgage Bonds issued by Agape Assembly Baptist Church and St. Agnes Missionary Baptist Church bond series. These bond series in the aggregate constitute approximately 12% and 30% of the bond portfolio at December 31, 2013 and 2012, respectively. The Company had maturities and redemptions of bonds of approximately $2,240,000 and $657,000 of bonds in 2013 and 2012, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2013, is as follows:

	Mortgage Loans	Bond Portfolio

2014	$ 709,766	$ 796,000
2015	1,859,491	150,000
2016	1,278,663	133,500
2017	1,812,054	137,000
2018	2,192,663	255,000
Thereafter	18,822,724	7,807,942
	26,675,361	9,279,442
Less loan loss and bond loss allowances	(949,693)	(200,000)
Less deferred origination income	(348,868)	____-____
Totals	$25,376,800	$ 9,079,442

As of December 31, 2012 and during the year ended December 31, 2013 the Company owned $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes was $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The Company, along with all other bondholders, had a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds was recorded by the Company. In September 2011, one of the parcels was sold for $1,300,000. In June 2013 the second of three properties was sold for $335,000 and in November 2013 the main Sanctuary Dome and Fellowship Center was sold for $3,500,000. The liquidation of the collateral serving as security for the bonds was completed and all final funds were distributed (after costs) to the bondholders. This final payment was a return of $71.90 of principal on each original $1,000 bond investment. The Company received a final payment of approximately $160,000. This payment represents a realized loss of $1,875,000 on $2,035,000 original principal amount. The Company had a $1,800,000 aggregate allowance for losses previously recorded against the bonds. A final loss, included in other operating expenses, of $75,000 was recorded as of December 31, 2013. The $160,000 received by the Company represents the final payment on St. Agnes.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at December 31, 2013 and 2012, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

On December 6, 2013, a loan that was declared to be in default was sold by the borrower. The purchaser provided a $20,000 cash down payment. The Company provided $180,000 loan to a qualified church to purchase the property which is located in Palmdale, California. The terms were consistent with market terms for such financing. The Company had an aggregate allowance for losses of $27,000 for this property. However, no loss occurred in the sale of the property.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.63% and 6.64% at December 31, 2013 and 2012, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals total approximately $632,000 and $671,000 during 2013 and 2012, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2013 is as follows:

2014	$ 1,876,000
2015	2,568,000
2016	3,146,000
2017	2,702,000
2018	3,642,000
Thereafter	11,761,000

Totals	$25,695,000

In October 2008, the Company filed a registration statement with the Securities and Exchange Commission to offer $20,000,000 worth of Series C secured investor certificates. The offering was declared effective by the SEC on March 30, 2009 and concluded March 30, 2012. The certificates were offered in multiples of $1,000 with interest rates ranging from 3.00% to 7.50%, subject to changing market rates, and maturities from 4 to 7 and 13 to 20 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At September 30, 2013, approximately 7,932 Series C certificates had been issued and were outstanding for $7,932,000.

5. STOCK REPURCHASE PROGRAM

The Company commenced a share repurchase plan (“the plan”) on July 19, 2011 which offered to shareholders on an ongoing, first-come, first-served basis (until terminated or modified by the Board of Directors) the repurchase of an aggregate of up to 250,000 shares of common stock at $4.00 per share. The aggregate amount of shares was modified by the Board of Directors on December 14, 2012. The modification increased the aggregate number of shares to 260,750 to accommodate a shareholder who had an additional 10,750 shares requesting repurchase. The Company repurchased 75,313 shares during the nine months ended September 30, 2012. The plan was terminated by the Board of Directors on December 24, 2012 since the total number of shares had been repurchased under the plan.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $383,000 and $458,000 during the years ended December 31, 2013 and 2012, respectively.

7. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2013, the Company had pretax income of $366,915 and distributions to shareholders in the form of dividends during the tax year of $671,119. The tax based on statutory rates to the Company, pre-dividends would have been $124,751 in 2013. In 2012, the Company had pretax loss of $(594,994) and distributions to shareholders in the form of dividends during the tax year of $652,870. The tax based on statutory rates to the Company, pre-dividends, would have been $(202,298) in 2012. The Company paid out 100% of taxable income in dividends in 2013 and 2012.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2013	2012

Tax based on statutory rates	$124,751	$(202,298)
Tax effect on realized losses on properties	(637,500)	(47,230)
Benefit of REIT distributions	512,749	249,528

Total tax provision	$—	$—

The components of deferred income taxes are as follows:

	2013	2012

Loan origination fees	$118,615	$175,010
Loan and bond loss provisions	390,896	968,570
Real-estate impairment	286,839	235,915
Valuation allowance	(796,350)	(1,379,495)

Total income tax	$—	$—

The total deferred tax assets are as follows:

	2013	2012

Deferred tax assets	$796,350	$1,379,495
Tax asset valuation allowance	(796,350)	(1,379,495)

Net deferred tax assets	$—	$—

The change in the valuation allowance was approximately $(583,000) and $345,000 for 2013 and 2012, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2013 and 2012, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 3,143,377	$ 3,143,377	$ 1,183,787	$ 1,183,787
Accounts receivable	197,687	197,687	139,572	139,572
Interest receivable	129,972	129,972	134,083	134,083
Mortgage loans receivable	26,675,361	28,950,766	30,020,399	37,828,821
Bond portfolio	9,279,442	9,279,442	10,379,708	10,379,708
Secured investor certificates	25,695,000	36,312,309	26,166,000	28,668,404

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the fiscal year ended December 31, 2013.

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

