Form 10-Q/A
period 2014-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2014-06-24
CIK 934543

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2014, which was originally filed with the Securities and Exchange Commission on May 15, 2014, (the “Original Filing”), is being filed solely to properly disclose the Company’s Liabilities and Stockholders’ Equity side of its balance sheet. The Original Filing contained a duplicate page of the Asset side of the balance sheet and did not include the Liabilities and Stockholders’ Equity side of the balance sheet. This Amendment and the re-file of the balance sheet is not a change in the financial report. The purpose of this Amendment is to correct a clerical filing error.

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

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2014

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2014	December 31, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$ 2,362,606	$ 3,143,377
Accounts receivable	208,831	197,687
Interest receivable	128,431	129,972
Current maturities of mortgage loans receivable, net of
allowance of $25,532 and $25,269 and deferred
origination fees of $23,530 and $24,007 at March
31, 2014 and December 31, 2013, respectively	645,272	660,490
Current maturities of bond portfolio	904,000	796,000
Prepaid expenses	15,256	6,638
Total current assets	4,264,396	4,934,164

Mortgage Loans Receivable, net of current maturities,
allowance of $945,104 and $924,424 and deferred
origination fees of $319,052 and $324,861 at March 31,
2014 and December 31, 2013, respectively	24,437,617	24,716,310

Bond Portfolio, net of current maturities	8,922,888	8,283,442

Real Estate Held for Sale	562,422	562,722

Deferred Offering Costs,
net of accumulated amortization of $754,246 and $728,012
at March 31, 2014 and December 31, 2013, respectively	692,484	709,919
Total Assets	$ 38,879,807	$ 39,206,557

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2014	December 31, 2013
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 1,716,000	$ 1,876,000
Accounts payable	30,778	21,565
Dividends payable	151,002	167,780
Total current liabilities	1,897,780	2,065,345

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	15,855,000	15,887,000
Secured Investor Certificates, Series C	7,847,000	7,932,000
Total liabilities	25,661,380	25,945,945

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
March 31, 2014 and December 31, 2013	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(5,911,809)	(5,869,624)
Total stockholders’ equity	13,218,427	13,260,612

Total liabilities and stockholders' equity	$ 38,879,807	$ 39,206,557

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

Dated: June 22, 2014

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

26