Form 10-Q
period 2014-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2014-08-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………………..…………	2 - 3

Statements of Operations…….…………………………….………………………………	4 - 5

Statements of Cash Flows……..…………………………………………………………….	6 - 7

Notes to Financial Statements…..……………………………………………….…………	8 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….…………………………………………….	19 – 24

Items 4. Controls and Procedures……………..…………………………………………….	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings………………………………………………………………….	25

Item 1A. Risk Factors………………………………….…………………………………..	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………..	25

Item 3. Defaults Upon Senior Securities……………………………………………….…….	25

Item 4. Mine Safety Disclosures…………………………..…………...……………………	25

Item 5. Other Information……………………………………………….……………….	25

Item 6. Exhibits……………………………………………….…………………………….	25 - 26

Signatures……………………………………………………….…………………..………	27

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

June 30, 2014

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$ 2,707,875	$ 3,143,377
Accounts receivable	216,851	197,687
Interest receivable	127,873	129,972
Current maturities of mortgage loans receivable, net of
allowance of $28,107 and $25,269 and deferred
origination fees of $21,704 and $24,007 at June
30, 2014 and December 31, 2013, respectively	648,259	660,490
Current maturities of bond portfolio	894,750	796,000
Prepaid expenses	10,037	6,638
Total current assets	4,605,645	4,934,164

Mortgage Loans Receivable, net of current maturities,
allowance of $994,031 and $924,424 and deferred
origination fees of $309,936 and $324,861 at June 30,
2014 and December 31, 2013, respectively	23,383,317	24,716,310

Bond Portfolio, net of current maturities	9,092,648	8,283,442

Real Estate Held for Sale	517,422	562,722

Deferred Offering Costs,
net of accumulated amortization of $782,070 and $728,012
at June 30, 2014 and December 31, 2013, respectively	668,303	709,919
Total Assets	$ 38,267,335	$ 39,206,557

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2014	December 31, 2013
	(Unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 2,221,000	$ 1,876,000
Accounts payable	41,428	21,565
Dividends payable	134,224	167,780
Total current liabilities	2,396,652	2,065,345

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	15,710,000	15,887,000
Secured Investor Certificates, Series C, net of current maturities	6,997,000	7,932,000
Total liabilities	25,165,252	25,945,945

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
June 30, 2014 and December 31, 2013	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(6,028,153)	(5,869,624)
Total stockholders’ equity	13,102,083	13,260,612

Total liabilities and stockholders' equity	$ 38,267,335	$ 39,206,557

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 1,436,322	$ 1,531,795

Interest Expense	888,084	919,057

Net Interest Income	548,238	612,738

Provision for Losses on Mortgage Loans Receivable	72,445	19,181

Net Interest Income after Provision for Mortgage and Bond Losses	475,793	593,557

Operating Expenses
Other operating expenses	312,921	322,543
Real estate impairment	45,000	149,775
	357,921	472,318

Operating Income	117,872	121,239

Other Income	8,825	193

Net Income	$ 126,697	$ 121,432

Basic and Diluted Income Per Share	$ 0.08	$ 0.07

Dividends Declared Per Share	$ 0.08	$ 0.20

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of these Statements.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 720,188	$ 757,697

Interest Expense	441,017	461,458

Net Interest Income	279,171	296,239

Provision for Losses on Mortgage Loans Receivable	51,502	12,841

Net Interest Income after Provision for Mortgage and Bond Losses	227,669	283,398

Operating Expenses
Other operating expenses	173,470	173,679
Real estate impairment	45,000	-
	218,470	173,679

Operating Income	9,199	109,719

Other Income	8,680	73

Net Income	$ 17,879	$ 109,792

Basic and Diluted Income Per Share	$ 0.01	$ 0.07

Dividends Declared Per Share	$ 0.08	$ 0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$ 126,697	$ 121,432
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	45,000	149,775
Provision for losses on mortgage loans receivable	72,445	19,181
Amortization of loan origination discounts	(17,228)	(18,261)
Amortization of deferred costs	54,059	57,253
Change in assets and liabilities
Accounts receivable	(19,164)	(69,226)
Interest receivable	2,099	2,277
Prepaid expenses	(3,399)	(6,473)
Accounts payable	19,863	5,615
Net cash provided by operating activities	280,372	261,573

Cash Flows from Investing Activities
Investment in mortgage loans	(1,075,000)	(86,842)
Collections of mortgage loans	2,365,306	2,118,293
Investment in bonds	(1,360,250)	(734,000)
Proceeds from bonds	452,294	161,430
Net cash provided by investing activities	382,350	1,458,881

Cash Flows from Financing Activities
Payments on secured investor certificate maturities	(767,000)	(246,000)
Payments for deferred costs	(12,443)	(1,635)
Dividends paid	(318,781)	(385,894)
Net cash (used for) financing activities	(1,098,224)	(633,529)

Net (Decrease) Increase in Cash and Equivalents	(435,502)	1,086,925

Cash and Equivalents - Beginning of Period	3,143,377	1,183,787

Cash and Equivalents - End of Period	$ 2,707,875	$ 2,270,712

Notes to Unaudited Financial Statements are an integral part of this Statement.

6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 134,224	$ 167,780

Interest paid	$ 834,026	$ 919,057

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

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

June 30, 2014

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $996 and $160,808 in money market fund accounts at June 30, 2014 and December 31, 2013, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $907,000 and $796,000 in bonds as current assets as of June 30, 2014 and December 31, 2013, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2014 and 2013, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At June 30, 2014, the Company provided $1,022,138 for fifteen mortgage loans, of which seven are three or more mortgage payments in arrears, two loans are declared to be in default and one loan is in the foreclosure process. At December 31, 2013, the Company provided $949,693 for fourteen mortgage loans, of which six were three or more mortgage payments in arrears, two loans declared to be in default and one loan is in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

A summary of transactions in the allowance for credit losses for the six months ended June 30, 2014 is as follows:

Balance at December 31, 2013	$ 949,693
Provision for additional losses	72,445
Charge-offs	-
Balance at June 30, 2014	$ 1,022,138

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,529,000 and $1,543,000 at June 30, 2014 and December 31, 2013, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans.

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

Loans totaling approximately $3,667,000 and $3,237,000 exceeded 90 days past due but continued to accrue interest at June 30, 2014 and December 31, 2013, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

Real Estate Held for Sale

As of June 30, 2014, the Company had five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,406,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $517,000 as of June 30, 2014 after an impairment of approximately $889,000. There was an increase in impairment on real estate held for sale during the quarter ended June 30, 2014 totaling $45,000.

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

June 30, 2014

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded impairment for losses on our Agape bonds (see Note 3), which totaled $200,000 for the both periods ended June 30, 2014 and December 31, 2013.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
June 30, 2014	Fair Value	Level 3

Bond portfolio	$9,987,398	$9,987,398

		Fair Value Measurement
December 31, 2013	Fair Value	Level 3

Bond portfolio	$9,079,442	$9,079,442

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2013	$9,079,442
Purchases	1,360,250
Proceeds	(452,294)
Balance at June 30, 2014	$9,987,398

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The impairment for losses on real estate held for sale were $45,000 and $149,775 for the periods ended June 30, 2014 and 2013, respectively. The fair value of impaired loans was based upon the Company’s loan loss policy, which is a Level 3 input. The Company provided an additional impairment of $72,445 and $19,181 for loan losses at June 30, 2014 and 2013, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value at June 30, 2014
Impaired Loans	$ -	$ -	$1,016,256	$1,016,256
Real estate held for resale	-	517,422	-	517,422
	$ -	$ 517,422	$1,016,256	$1,533,678

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Impaired Loans	$ -	$ -	$1,049,673	$1,049,673
Real estate held for resale	-	562,722	-	562,722
	$ -	$562,722	$1,049,673	$1,612,395

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2013	$1,049,673	$562,722
Additions/Acquisitions	—	—
Dispositions/Proceeds	(14,330)	(300)
Provision for other than temporary losses	(19,087)	(45,000)
Balance at June 30, 2014	$1,016,256	$517,422

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2014, the Company had mortgage loans receivable totaling $25,385,354. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.41% at June 30, 2014. The Company had mortgage loans receivable totaling $26,675,361 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.44% at December 31, 2013.

The Company has a portfolio of secured church bonds at June 30, 2014 and December 31, 2013, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.25% to 9.75%. The aggregate value of secured church bonds equaled approximately $10,187,000 at June 30, 2014 with a weighted average interest rate of 7.37% and approximately $9,279,000 at December 31, 2013 with a weighted average interest rate of 7.54%. These bonds are due at various maturity dates through February 2039.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2014, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2014 through June 30, 2015	$ 698,071	$ 894,750
July 1, 2015 through December 31, 2015	1,316,274	5,500
2016	1,202,183	133,500
2017	1,727,964	144,000
2018	2,100,262	266,000
Thereafter	18,340,600	8,743,648
	25,385,354	10,187,398
Less loan loss and bond loss allowances	(1,022,138)	(200,000)
Less deferred origination income	(331,640)	______-__
Totals	$24,031,576	$ 9,987,398

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

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

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds both at June 30, 2014 and December 31, 2013, which effectively reduces the bonds to the fair value amount management believes will be recovered.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.61% and 6.63% at June 30, 2014 and December 31, 2013, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $458,000 and $350,000 for the six months ended June 30, 2014 and 2013, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2014 is as follows:

July 1, 2014 through June 30, 2015	$ 2,221,000
July 1, 2015 through December 31, 2015	1,211,000
2016	3,129,000
2017	2,696,000
2018	3,765,000
Thereafter	11,906,000

Totals	$24,928,000

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $88,000 and $94,000 for the three months ended June 30, 2014 and 2013, respectively. The Company paid the Advisor $178,000 and $192,000 for the six months ended June 30, 2014 and 2013, respectively

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on relevant information available to management as of June 30, 2014 and December 31, 2013, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2014

exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 2,707,875	$ 2,707,875	$ 3,143,377	$ 3,143,377
Accounts receivable	216,851	216,851	197,687	197,687
Interest receivable	127,873	127,873	129,972	129,972
Mortgage loans receivable	25,385,354	29,687,265	26,675,361	28,950,766
Bond portfolio	10,187,398	10,187,398	9,279,442	9,279,442
Secured investor certificates	24,928,000	33,766,268	25,695,000	36,312,309

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

June 30, 2014

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

We currently have sixty-two first mortgage loans aggregating $25,322,543 in principal amount, two second mortgage loans totaling $62,811 in principal amount and a first mortgage bond portfolio with par values aggregating $10,187,398. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2014 Six Months Compared to Fiscal 2013 Six Months

Our net income/loss for the six months ended June 30, 2014 and 2013 was approximately $127,000 and $121,000, respectively, on total interest and other income of approximately $1,436,000 and $1,532,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2014, our loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.41%. Our bond portfolio has an average current yield of 7.37% as of June 30, 2014. As of June 30, 2013, the average, principal-adjusted interest rate on our portfolio of loans was 8.49% and our portfolio of bonds had an average current yield of 7.60%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and redemption of some of the bonds in our portfolio.

Interest expense was approximately $888,000 and $919,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease in interest expense was due to the maturity of some of our secured investor certificates. Net interest margin decreased from 40.00% to 38.17% resulting primarily from a decrease in interest and other income of approximately 6.23% which was offset by a decrease in interest expense of approximately 3.37%.

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

Allowance for losses on mortgage loans receivable increased during the six months ended June 30, 2014 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the six months ended June 30, 2014 of approximately $72,000 compared to approximately $19,000 for the six months ended June 30, 2013. At June 30, 2014, we provided approximately $1,022,138 for fifteen mortgage loans, of which seven are three or more mortgage payments in arrears, two loans have been declared to be in default and one was in the foreclosure process. At December 31, 2013, we provided approximately $950,000 for fourteen mortgage loans, of which six were three or more mortgage payments in arrears, two loans have been declared to be in default and one was in the foreclosure process.

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

Operating expenses for the six months ended June 30, 2014 decreased to approximately $358,000 compared to $472,000 at June 30, 2013. The decrease is the result of a reduction in our interest expense on our secured investor certificates.

Mortgage Loans and Real Estate Held for Sale

Two mortgage loans were paid in full during the six months ended June 30, 2014. Two new loans were funded during the six months ended June 30, 2014. One loan was for $475,000 and one was a refinancing and reduction of the loan balance from approximately $1,200,000 to $600,000.

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

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment on our real estate held for sale of $45,000 and $149,775 for the six month period ended June 30, 2014 and 2013, respectively. This additional impairment was to properly reflect the value of two of our properties we believe we will recover in a sale.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned approximately $20,000 and $0 in origination fees for the six months ended June 30, 2014 and 2013, respectively.

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

Our Board of Directors declared a dividend of $.08 for each share held of record on July 31, 2014. The dividend, which was paid August 1, 2014, represents a 3.20% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at June 30, 2014 are primarily comprised of dividends declared as of June 30, 2014 but not yet paid and our secured investor certificates.

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

During the six months ended June 30, 2014, total assets decreased by approximately $939,000 due to a decrease in loans outstanding. Current liabilities increased by approximately $331,000 for the six months ended June 30, 2014 due to an increase in current maturities of our secured investor certificates. Non-current liabilities decreased by approximately $1,100,000 for the six months ended June 30, 2014 due to a reduction of secured investor certificate outstanding.

For the six months ended June 30, 2014, net cash provided by operating activities increased to approximately $280,000 from $262,000 from the comparative period ended June 30, 2013, primarily due to an increase in accounts receivable and loan loss reserves.

For the six months ended June 30, 2014, net cash provided by investing activities was approximately $382,000 compared to cash provided by investing activities of approximately $1,459,000 from the comparative six months ended June 30, 2013, this decrease was due to an increase in collections of mortgage loans of approximately $2,365,000 and by an additional investment in church bonds totaling approximately $1,360,000.

For the six months ended June 30, 2014, net cash (used for) financing activities increased to approximately ($1,098,000) from ($633,000) for the comparative six months ended June 30, 2014, primarily due to an increase in payments on our secured investor certificate maturities.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2014. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

As of the end of the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
25

101*	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2014 filed with the Securities and Exchange Commission on August 14, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

27