Form 10-K
period 2014-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2015-03-31
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year Ended December 31, 2014

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,053,430, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2015 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

Item 1. Business.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and March 31, 2015, we have made 185 loans to 157 churches approximating $95,165,653, with the average principal amount of such loans being $512,000. Of the 185 loans we have made, 96 loans totaling $50,814,456 have been repaid early by the borrowing churches. We also own, as of December 31, 2014, $9,009,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 271 church bond financings, in which approximately $510,944,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,885,000.

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

Loan Funding and Bank Borrowing

Our mortgage loans (and our purchases of Church Bonds) are funded with available cash.

Currently, we have no borrowings with a commercial lender or bank. However, we may borrow up to 300% of our stockholders’ equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates (File No. 333-154831). The offering was declared effective by the SEC on August 12, 2014. The Series D certificates are offered in multiples of $1,000 with interest rates ranging from 4.00% to 7.00%, subject to changing market rates, and maturities from 4 and 7 to 15 years. At December 31, 2014, approximately 3,447 Series D certificates had been issued for $3,447,000.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.58% at December 31, 2014 and 6.63% at December 31, 2013. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $989,000 and $632,000 for the years ended December 31, 2014 and 2013, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2014 and 2013. There were $16,763,000 and $17,736,000 representing 16,763 and 17,736 in outstanding Series B secured investor certificates as of December 31, 2014 and 2013, respectively and there were $7,536,000 and $7,932,000 representing 7,536 and 7,932 in outstanding Series C secured investor certificates at December 31, 2014 and 2013, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 17, 2014. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 17, 2014, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2014, we had fourteen first mortgage loans totaling approximately $6,815,249 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on two of these loans and expect to take possession of these two churches and list their property for sale. In addition, we have foreclosed and have taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,406,000 and have listed the properties for sale through local realtors. The fair value of the properties, which represents the carrying value, was $517,000 at December 31, 2014 after an impairment reserve of approximately $889,000.

As of December 31, 2013, we had six first mortgage loans totaling approximately $3,236,500 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,406,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $563,000 at December 31, 2013.

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

Our Business May Be Adversely Affected if Our Borrowers Become Insolvent or Bankrupt. If any of our borrowers become insolvent or bankrupt, the borrower’s mortgage payments will be delayed and may cease entirely. Although the broader economic indicators suggest there has been notable improvement in key indicators the economic recovery has been less noticeable in the communities in which the majority of our loans and properties are located. Because our borrowers are churches and other religious organizations who generally receive financing through charitable contributions, if their members experience a decrease in pay or lose their jobs and are unable to secure new ones, they may make fewer or no contributions to our borrowers, which could result in the borrower’s inability to make mortgage payments or make them on time. In those situations, we may be forced to foreclose on the mortgage and take legal title to the real estate and incur expenses related to the foreclosure and disposition of the property. Such increased expenses paired with possible lower real estate values (having been reduced by the foregoing expenses) could adversely affect the Company’s results of operations.

We Have Fluctuating Earnings. As a mortgage lender, we make provision for losses relating to our loan portfolio and sometimes take impairment charges due to our borrowers defaulting or declaring bankruptcy. Since the economic recovery has not dramatically affected the communities in which we lend, increases in the occurrence of such events resulted in greater fluctuation of our earnings, which reduced our net income. Our earnings are also impacted by non-performing assets and the carrying cost of maintaining such assets (taxes, insurance and maintenance). Inconsistent earnings could adversely affect the Company’s financial condition and results of operations.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2014 by other broker-dealers at prices as low as $3.88 per share and as high as $5.75 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2014, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,406,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. None of these properties are generating revenue except for one where the Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The fair value of our real estate held for sale, which represents the carrying value, is approximately $517,000 as of December 31, 2014 after an impairment reserve of approximately $889,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the five properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004. The church congregation has disbanded and the church’s property, which consists of a single church building located in a residential area and a commercial store-front building, is currently unoccupied. We have taken possession of the church property and have listed the property for sale through a local realtor. The property is reflected in Real Estate Held for Sale at $0. This property is located in a residential area.

Foreclosure of a $419,000 loan was completed on a church located in Dayton, Ohio in August 2006. During 2009, this property was sold for $100,000 under a land sale contract, which is being recorded under the deposit method. The value of the property of $100,000 is reflected in Real Estate Held for Sale at December 31, 2014 pending full receipt of proceeds of the sale. At December 31, 2014, we have received $61,600, which is recorded as a deposit. Title to the property will transfer upon receipt of the final installment scheduled for December 2016. We are in the process of re-acquiring the property since the buyer has not met their payment obligations. Once we re-acquire the property it will again be listed for sale with a local realtor. This property is located in a residential area.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church’s property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2014 at $129,000. We have also collected approximately $17,000 in personal guarantees from former board members of the Church which was a requirement for funding of their loan. This property is located in a residential area.

Foreclosure of a $385,000 loan was completed on a church located in Anderson, Indiana in May 2008. We have taken possession of the property and are in the process of donating the property to a local economic development company. The property is included in Real Estate Held for Sale at December 31, 2014 at $0. This property is located in a residential area.

Foreclosure of a $145,000 loan was completed on a church located in Detroit, Michigan in June 2011. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2014 at $63,000. The property was a former bank building and is zoned as a commercial property.

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property ($360,000) versus the amount owed to us ($238,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2014. This property is located in a residential area.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of March 31, 2015, 1,677,798 shares of our common stock and $27,746,000 of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally traded on the over-the-counter market Pink Sheets under the symbol “ACMC.PK” from September 4, 2007 through December 31, 2014. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2014 and 2013. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2014 or 2013.

	High	Low
Calendar Year 2014
First Quarter	$4.50	$3.88
Second Quarter	$5.75	$4.32
Third Quarter	$5.08	$3.95
Fourth Quarter	$4.85	$4.25

Calendar Year 2013
First Quarter	$4.15	$3.47
Second Quarter	$4.05	$3.50
Third Quarter	$4.68	$3.63
Fourth Quarter	$4.30	$3.82

Holders of Our Common Shares

As of March 31, 2015, we had 645 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2014 and 2013 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2014	2013	2014	2013
March 31st	$.090	$.100	3.60%	4.00%
June 30th	$.080	$.100	3.20%	4.00%
September 30th	$.100	$.100	4.00%	4.00%
December 31st	$.100	$.100	4.00%	4.00%
Totals:	$.370	$.400	3.70%	4.00%

As a Real Estate Investment Trust, we make regular quarterly distributions to shareholders. The amount of distributions to our shareholders must equal at least 90% of our “real estate investment trust taxable income” in order for us to retain REIT status. Shareholder distributions are estimated for our first three quarters of each fiscal year and adjusted annually based upon our final year-end financial report. Cash available for distribution to our shareholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any permitted temporary investments made by us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of REIT status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2014, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares.

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

Financial Condition

Our total assets increased from $39,206,557 at December 31, 2013 to $40,708,780 at December 31, 2014. The primary reason for the increase in total assets from December 31, 2013 through December 31, 2014 was an increase in mortgage loans outstanding. Stockholders’ equity decreased from $13,260,612 at December 31, 2013 to $12,710,971 at December 31, 2014. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $621,000. Our primary liabilities at December 31, 2014 and 2013 were our secured investor certificates, which were $27,746,000 and $25,695,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2015. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

Comparison of the Fiscal Years ended December 31, 2014 and 2013

The following table shows the results of our operations for fiscal 2014 and 2013:

	For the Year Ended December 31,

Statement of Operations Data	2014	2013

Interest and other income	$2,782,206	$3,146,620
Interest expense	1,822,354	1,848,050
Net interest income	959,852	1,298,570
Total provision for losses on mortgage loans and bonds	227,538	100,959
Net interest income after provision for mortgage and bonds losses	732,314	1,197,611
Operating expenses	670,553	833,490
Total operating expenses	670,553	833,490
Operating income	61,761	364,121
Other income	9,383	2,794
Net income	$71,144	$366,915
Basic and diluted earnings per share	$0.04	$0.22

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 75 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 6.12% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net income for our year ended December 31, 2014 was $71,144 on total interest and other income of $2,782,206 compared to net income of $366,915 on total interest and other income of $3,146,620 for the year ended December 31, 2013. The decrease in net income was primarily due to the natural amortization of the loan portfolio, which reduced our interest-earning assets during 2014.

Net interest income earned on the Company's portfolio of loans was $959,852 for the year ended December 31, 2014, compared to $1,298,750 for 2013. The decrease in net interest income was due to the decrease in interest income of approximately $364,000. Excluded from revenue for the year ended December 31, 2014 is $156,906 of origination income, or “points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2014 were $670,533 compared to $833,490 for our fiscal year ended December 31, 2013. The decrease in operating expenses was primarily a result of a decrease in overall operating expenses involving legal, accounting and advisory fees.

Our Board of Directors declared dividends of $.090 for each share of record on April 28, 2014, $.080 for each share of record on July 31, 2014, $.100 for each shares of record on October 28, 2014 and $.100 for each shares of record on January 27, 2015. Based on the quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 and assuming a share purchase price of $10.00, the dividends paid represented a 3.70% annual yield in 2014. 100% of the dividends paid to shareholders for the tax year 2014 were non-dividend distributions due to the realized (carry-forward) loss on a $2,035,000 bond issue in 2012 in which we recorded a $1,875,000 loss. We expect dividends paid in 2015 to be 100% non-dividend distributions due to the realized (carry-forward) loss on this bond issue.

We choose to distribute income from ongoing operations in the form of dividends to shareholders. As a Real Estate Investment Trust we are required to distribute up to 95% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to shareholders for the periods ended December 31, 2014 and 2013. Any amount distributed to shareholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2014	December 31, 2013

Net Taxable Income	$457,156	$451,984
Net Income From Operations	$611,142	$645,079
Total Dividend Distributions	$620,785	$671,119
Principal Distribution	$9,643	$26,040
Number of Shares Outstanding	1,667,798	1,667,798
Amount of Principal Distributed per Share	$0.01	$0.02

Liquidity and Capital Resources

Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of cash, and (ii) making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and auditing fees, communications costs with our shareholders, and the expenses of our transfer agent and registrar.

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

Currently, our bond portfolio comprises 24% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $9,009,000 as of December 31, 2014 and was approximately $9,279,000 as of December 31, 2013. We earned approximately $734,000 on our bond portfolio in 2014 and approximately $675,000 in 2013.

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

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 of Series “D” Secured Investor Certificates. The Securities and Exchange Commission declared our registration statement effective on August 12, 2014. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 7.00%, subject to changing market rates. Certificates are being offered with maturities from 4 and 7 to 15 years.

The certificates are collateralized by certain mortgage loans receivable approximately the same value. Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; and (ii) the repayment of existing loans and bonds and potential sale of bonds. We continually review the market for other sources of capital such as a new line of credit.

We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2015. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

The table below shows the principal amount of loans and bonds to be paid during 2015 and the number of secured investor certificates maturing in 2015. We may need to obtain additional funds from other sources to meet our certificate maturity obligations.

Fiscal Year 2015

Contractual maturity schedule mortgage loans	$1,135,129
Contractual maturity schedule bond portfolio	805,000
Total	$1,940,139

Contractual maturity schedule secured investor certificates	$2,340,000
Additional funds required to pay maturing certificates	$399,861

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $989,000 and $632,000 during 2014 and 2013, respectively. These renewals represent 53% and 57% of the maturing certificates. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2015. In addition, at December 31, 2014 we have approximately $3,800,000 in cash on hand to pay maturing certificates which we believe will be sufficient to support any shortfall arising for the mismatch between contractual maturities of assets and liabilities.

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

At December 31, 2014, we reserved $1,177,231 against seventeen mortgage loans, of which fourteen churches were three or more mortgage payments in arrears. At December 31, 2013, we reserved $949,693 against fourteen mortgage loans, of which six churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $2,174,000 and $1,543,000 at December 31, 2014 and 2013, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

As of December 31, 2014, we had fourteen first mortgage loans that are three or more payments in arrears. Four of these loans were declared to be in default and one loan of the loans is in the process of being foreclosed.

The first impaired loan has an outstanding balance of approximately $577,000. The church is located in Chicago, Illinois. This loan is in the foreclosure process. We currently have a buyer for the property and plan to sell and close on the property in 2015.

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

The fourth impaired loan has an outstanding balance of approximately $490,000. The church is located in Miami, Florida. This loan has been declared to be in default. We plan to foreclose on this property in 2015. The church is located in a residential area.

The fifth impaired loan has an outstanding balance of approximately $164,000. The church is located in Detroit, Michigan. This loan has been declared to be in default. We plan to foreclose on this property in 2015.

The sixth impaired loan has an outstanding balance of $426,000. The church is located in Raleigh, North Carolina. The church has missed six mortgage payments since the loan was funded in November 2004. However, the church did not miss any payments in 2014. We are working with the Church to bring its payments current.

The seventh impaired loan has an outstanding balance of $295,000. The church is located in Seagoville, Texas. The church has missed five payments since the loan was funded in August 2006 of which two payments were missed in 2014. We are working with the church to bring its payments current.

The eighth impaired loan has an outstanding balance of $691,000. The church is located in Dallas, Texas. The church has missed six payments since the loan was funded in September 2008 of which three were missed in 2014. We are working with the church to bring its payments current.

The ninth impaired loan has an outstanding balance of $680,000. The church is located in Linton, Indiana. The church has missed four payments since the loan was funded in September 2007. We are working with the church to bring its payments current.

The tenth impaired loan has an outstanding balance of $660,000. The church is located in Indianapolis, Indiana. The church has missed nineteen payments since the loan was funded in November 2004, of which four payments were missed in 2014. The church had a fire in 2010 which was fully covered by insurance, but the church was out of their building for over a year. The church lost membership since the fire and we are working to restructure and provided forbearance to their loan in 2015.

The eleventh impaired loan has an outstanding balance of $430,000. The church is located in Atlanta, Georgia. The church has missed ten payments since the loan was funded in January 2000, of which nine payments were missed in 2014. The church has sold their property to a local developer and we will recover all of our principal on this loan in the first quarter of 2015.

The twelfth impaired loan has an outstanding balance of $468,000. The church is located in Cincinnati, Ohio. The Church has missed five payments since the loan was funded in April 2011, of which three payments were missed in 2014. We are working with the church to bring its payments current.

The thirteenth impaired loan has an outstanding balance of $735,000. The church is located in Richmond Hills, Texas. The church has missed four payments since the loan was funded in November 2004, of which two payments were missed in 2014. We are working with the church to bring its payments current.

The fourteenth impaired loan has an outstanding balance of $255,000. The church is located in Kirbyville, Texas. The church has missed thee payments since the loan was funded in June 2003, of which one payment was missed in 2014. We are working with the church to bring its payments current.

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

The Company’s Advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any, to reserve amounts in excess of its current policy. Any additional reserve amounts will be equal to or greater

The Company’s Advisor, on an ongoing basis, will review reserve amounts under the policy stated above and determine the need, if any to reserve amounts in excess of it current policy. Any additional reserve amounts will be equal to or greater than its current reserve policy. Allowance for mortgage loans are calculated on the remaining principal balance on the date of calculation and recorded on a quarterly basis.

We expect to foreclose on three properties in 2015 and will incur costs to secure and prepare these properties for sale. We seek to exhaust all options available to us to before proceeding to foreclosure.

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by the communication if the church, or lack thereof, if we should foreclose on the property. We saw an increase in delinquent payments in 2014 that we conclude was aberrational and not an ongoing or worsening problem that will occur in 2015. However, we can provide no assurance that these delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church to meet their payment obligations.

We have determined to modify our loan loss reserve policy to remove a borrower from accrual status if the borrowing church misses three payments over a twenty four month period.

Bond Loss Policy

The allowance for losses on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We currently own $557,160 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000.

Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. We have recorded an impairment of $200,000 against the $1,054,160 Agape bonds we own, which effectively reduces the bonds to the fair value amount management believes will be recovered. We are investors in the bonds issued by Agape, not the loan originator. We are not accruing any missed payments from the bonds.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework, 1992 Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 11, 2015, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 11, 2015, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 11, 2015, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 11, 2015, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 11, 2015, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/31/2015
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/31/2015
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/31/2015
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/31/2015
Kirbyjon H. Caldwell, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, and Board of Directors

American Church Mortgage Company

Minnetonka, MN

We have audited the accompanying balance sheets of American Church Mortgage Company as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 31, 2015

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2014	2013

Current Assets
Cash and equivalents	$ 3,767,102	$ 3,143,377
Accounts receivable	245,125	197,687
Interest receivable	128,900	129,972
Current maturities of mortgage loans receivable, net of
allowance of $45,759 and $25,269 and deferred
origination fees of $45,085 and $24,007 at December
31, 2014 and 2013, respectively	1,044,286	660,490
Current maturities of bond portfolio	805,500	796,000
Prepaid expenses	5,879	6,638
Total current assets	5,996,792	4,934,164

Mortgage Loans Receivable, net of current maturities,
allowance of $1,131,472 and $924,424 and deferred
origination fees of $417,257 and $324,861 at December
31, 2014 and 2013, respectively	25,330,471	24,716,310

Bond Portfolio, net of current maturities	8,003,103	8,283,442

Real Estate Held for Sale	517,422	562,722

Deferred Offering Costs,
net of accumulated amortization of $844,443 and $728,012
at December 31, 2014 and 2013, respectively	860,992	709,919
Total Assets	$ 40,708,780	$ 39,206,557

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013

Current Liabilities
Current maturities of secured investor certificates	$ 2,340,000	$ 1,876,000
Accounts payable	22,429	21,565
Dividends payable	167,780	167,780
Total current liabilities	2,530,209	2,065,345

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	14,423,000	15,887,000
Secured Investor Certificates, Series C	7,536,000	7,932,000
Secured Investor Certificates, Series D	3,447,000	-
Total liabilities	27,997,809	25,945,945

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
December 31, 2014 and 2013	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(6,419,265)	(5,869,624)
Total stockholders’ equity	12,710,971	13,260,612

Total liabilities and stockholders' equity	$ 40,708,780	$ 39,206,557

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2014	2013

Interest and Other Income	$ 2,782,206	$ 3,146,620

Interest Expense	1,822,354	1,848,050

Net Interest Income	959,852	1,298,570

Provision for Losses on Mortgage Loans Receivable	227,538	100,959

Net Interest Income after Provision for Mortgage and Bond Losses	732,314	1,197,611

Operating Expenses
Other operating expenses	670,553	833,490

Operating Income	61,761	364,121

Other Income	9,383	2,794

Net Income	$ 71,144	$ 366,915

Basic and Diluted Income Per Share	$ 0.04	$ 0.22

Dividends Declared Per Share	$ 0.40	$ 0.40

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2012	1,677,798	$ 16,778	$ 19,113,458	$ (5,565,420)

Net Income	-	-	-	366,915

Dividends declared	-	-	-	(671,119)

Balance, December 31, 2013	1,677,798	16,778	19,113,458	(5,869,624)

Net Income	-	-	-	71,144

Dividends declared	-	-	-	(620,785)

Balance, December 31, 2014	1,677,798	$ 16,778	$ 19,113,458	$ (6,419,265)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2014	2013

Cash Flows from Operating Activities
Net income	$ 71,144	$ 366,915
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	45,000	149,775
Provision for losses on mortgage loans receivable	227,538	100,959
Amortization of loan origination discounts	113,474	(165,666)
Amortization of deferred costs	116,432	118,297
Change in assets and liabilities
Accounts receivable	(47,438)	(58,115)
Interest receivable	1,072	4,111
Prepaid expenses	759	(1,171)
Accounts payable	874	1,524
Net cash provided by operating activities	528,855	516,629

Cash Flows from Investing Activities
Investment in mortgage loans	(4,025,903)	(1,091,943)
Collections of mortgage loans	2,687,224	4,436,981
Investment in bonds	(1,983,250)	(1,146,840)
Proceeds from bonds	2,254,089	447,106
Proceeds from disposition of real estate held for sale	-	800
Net cash (used for) provided by investing activities	(1,067,840)	2,646,104

Cash Flows from Financing Activities
Proceeds from secured investor certificates	3,447,000	-
Payments on secured investor certificate maturities	(1,396,000)	(471,000)
Payments for deferred costs	(267,505)	(10,690)
Dividends paid	(620,785)	(721,453)
Net cash provided by (used for) financing activities	1,162,710	(1,203,143)

Net Increase in Cash and Equivalents	623,725	1,959,590

Cash and Equivalents - Beginning of Year	3,143,377	1,183,787

Cash and Equivalents - End of Year	$ 3,767,102	$ 3,143,377

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

Years Ended December 31,
	2014	2013

Supplemental Cash Flow Information

Dividends payable	$ 167,780	$ 167,780

Loan origination fees	$ 164,845	$ 13,293

Interest paid	$ 1,705,923	$ 1,729,753

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $569,505 and $160,808 in a money market fund account at December 31, 2014 and 2013, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $805,500 and $796,000 in bonds as current assets as of December 31,

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

2014 and 2013, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2015 and 2014, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2014, the Company reserved $1,177,231 for seventeen mortgage loans, of which nine are three or more mortgage payments in arrears, four are declared to be in default and one loan is in the foreclosure process. At December 31, 2013, the Company reserved $949,693 for fourteen mortgage loans, of which six were three or more mortgage payments in arrears, two were declared to be in default and one loan was in the foreclosure process.

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2014	2013
Balance at beginning of year	$ 949,693	$ 848,734
Provision for losses on mortgage loans receivable	227,538	100,959
Balance at end of year	$ 1,177,231	$ 949,693

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,174,000 and $1,543,000 at December 31, 2014 and 2013, respectively, which the Company believes is adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $638,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2014. Approximately $493,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2013.

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

December 31, 2014 and 2013

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

Loans totaling approximately $4,641,000 and $3,237,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2014 and 2013, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2014, we have five properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,406,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $517,000 as of December 31, 2014 after total impairment of approximately $889,000.

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

Foreclosure was completed in 2006 on a church located in Dayton, Ohio. The Company owns and took possession of the church and listed the property for sale through a local realtor. A sale contract was executed for this property with a Church in July 2009. The Company agreed to sell the property for $100,000 under a three year land contract which was extended in January 2013 to December 31, 2016. An initial payment of $20,000 was received in July 2009. A payment of $25,000 was received in April 2010. Payments of $7,300 and $5,300 were received in August and October 2011, respectively. A payment of $4,000 was received in August 2012. Beginning December 31, 2012, a

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

payment of $1,000 is due the 30th of each month until a final balloon payment of approximately $8,500 is due and payable on December 31, 2016. As title has not transferred to the buyer, the sale is not considered complete. Upon receipt of final payment, title to the property will transfer to the buyer and the sale will be considered fully consummated. The Company is in the process of re-acquiring the property since the buyer has not met their payment obligations.

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

Notes to Financial Statements

December 31, 2014 and 2013

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

Subsequent Events

There are no subsequent events to disclose for the period ended December 31, 2014.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (Note 3), which totaled $200,000 for the years ended December 31, 2014 and 2013.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2014	Fair Value	Level 3

Bond portfolio	$8,808,603	$8,808,603

		Fair Value Measurement
December 31, 2013	Fair Value	Level 3

Bond portfolio	$9,079,442	$9,079,442

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2013	$9,079,442
Purchases	1,983,250
Proceeds	(2,254,089)
Balance at December 31, 2014	$8,808,603

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The resulting impairment charges were $45,000 and $149,775 for the years ended December 31, 2014 and 2013, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Impaired Loans	$—	$—	$1,536,006	$1,536,006
Real estate held for resale	—	517,422	—	517,422
	$—	$517,422	$1,536,006	$2,053,428

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Impaired Loans	$—	$—	$1,049,673	$1,049,673
Real estate held for resale	—	562,722	—	562,722
	$—	$562,722	$1,049,673	$1,612,395

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2013	$1,049,673	$562,722
Additions/Acquisitions	631,255	—
Dispositions/Proceeds	—	(300)
Impairment for other than temporary losses	(144,922)	(45,000)
Balance at December 31, 2014	$1,536,006	$517,422

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2014, the Company had first mortgage loans receivable totaling $28,014,033. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2014. The Company had first mortgage loans receivable totaling $26,675,361 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.44% at December 31, 2013.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

The Company has a portfolio of secured church bonds at December 31, 2014 and December 31, 2013, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.50% to 9.75%. The aggregate par value of secured church bonds equaled approximately $9,008,603 at December 31, 2014 with a weighted average interest rate of 7.15% and approximately $9,279,442 at December 31, 2013 with a weighted average interest rate of 7.54%. These bonds are due at various maturity dates through July 2039. The Company has recorded an aggregate allowance for losses of $200,000 at both December 31, 2014 and 2013, respectively, for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 12% of the bond portfolio at both December 31, 2014 and 2013. The Company had maturities and redemptions of bonds of approximately $2,254,000 and $2,240,000 of bonds in 2014 and 2013, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2014, is as follows:

	Mortgage Loans	Bond Portfolio

2015	$ 1,135,129	$ 805,500
2016	3,275,198	76,000
2017	1,767,510	70,000
2018	1,516,909	266,000
2019	1,246,150	330,000
Thereafter	19,073,434	7,461,103
	28,014,330	9,008,603
Less loan loss and bond loss allowances	(1,177,231)	(200,000)
Less deferred origination income	(462,342)	___-____
Totals	$26,374,757	$8,808,603

During the year ended December 31, 2013 the Company owned $2,035,000 First Mortgage Bonds issued by St. Agnes Missionary Baptist Church located in Houston, Texas. The total principal amount of First Mortgage Bonds issued by St. Agnes was $13,375,000. St. Agnes defaulted on its payment obligations to bondholders in June 2007. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the three properties that secure the First Mortgage Bonds in November 2007, which was dismissed in September 2008, and the church was subsequently foreclosed upon. In March 2009, a lease was signed with St. Agnes to permit it to remain in the property while submitting lease payments to bondholders as partial interest payments. Lease payments began in the second quarter of 2009, however St. Agnes failed to make all required lease payments and was evicted from the property in the first quarter of 2010. The Company, along with all other bondholders, had a superior lien over all other creditors. No accrual for interest receivable from the First Mortgage Bonds was recorded by the Company. In September 2011, one of the parcels was sold for $1,300,000. In June 2013, the second of three properties was sold for $335,000 and in November 2013 the main Sanctuary Dome and Fellowship Center was sold for $3,500,000. The liquidation of the collateral serving as security for the bonds was completed and all final funds were distributed (after

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

costs) to the bondholders. This final payment was a return of $71.90 of principal on each original $1,000 bond investment. The Company received a final payment of approximately $160,000 in December 2013. This payment represents a realized loss of $1,875,000 on $2,035,000 original principal amount. The Company had a $1,800,000 aggregate allowance for losses previously recorded against the bonds. A final loss, included in other operating expenses, of $75,000 was recorded as of December 31, 2013. The $160,000 received by the Company represents the final payment on St. Agnes.

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at December 31, 2014 and 2013, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.58% and 6.63% at December 31, 2014 and 2013, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $989,000 and $632,000 during 2014 and 2013, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

The estimated maturity schedule for the secured investor certificates at December 31, 2014 is as follows:

2015	$ 2,340,000
2016	3,120,000
2017	2,803,000
2018	4,092,000
2019	1,893,000
Thereafter	13,498,000

Totals	$27,746,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 7.00%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2014, approximately 3,447 Series D certificates had been issued and were outstanding for $3,447,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $461,000 and $383,000 during the years ended December 31, 2014 and 2013, respectively.

6. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2014, the Company had pretax income of $71,144 and distributions to shareholders in the form of dividends during the tax year of $620,785. The tax based on statutory rates to the Company, pre-dividends would have been $24,189 in 2014. In 2013, the Company had pretax income of $366,915 and distributions to shareholders in the form of dividends during the tax year of $671,119. The tax based on statutory rates to the Company, pre-dividends, would have been $124,751 in 2013. The Company paid out 100% of taxable income in dividends in 2014 and 2013.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2014	2013

Tax based on statutory rates	$24,189	$124,751
Tax effect on realized losses on properties	—	(637,500)
Benefit of REIT distributions	(24,189)	512,749

Total tax provision	$—	$—

The components of deferred income taxes are as follows:

	2014	2013

Loan origination fees	$157,196	$118,615
Loan and bond loss provisions	468,289	390,896
Real-estate impairment	302,139	286,839
Valuation allowance	(927,624)	(796,350)

Total income tax	$—	$—

The change in the valuation allowance was approximately $131,000 and $(583,000) for 2014 and 2013, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2014 and 2013, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 3,767,102	$ 3,767,102	$ 3,143,377	$ 3,143,377
Accounts receivable	245,125	245,125	197,687	197,687
Interest receivable	128,900	128,900	129,972	129,972
Mortgage loans receivable	28,014,330	34,117,383	26,675,361	28,950,766
Bond portfolio	9,008,603	9,008,603	9,279,442	9,279,442
Secured investor certificates	27,746,000	37,500,487	25,695,000	36,312,309

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the fiscal year ended December 31, 2014.

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2014 and 2013

observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

Secured investor certificates

The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates.