Form 10-Q
period 2015-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2015-05-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.………………………………………………………………….…………	2 - 3

Statements of Operations…….………………………….…………………………………	4

Statements of Cash Flows……..…………………………………………………………..	5 - 6

Notes to Financial Statements …………………………………………………………….	7 - 17

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations……………………………………………………..	18– 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk…………………..	22

Items 4. Controls and Procedures……………..…………………………………………	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings……………………………………………………………….	24

Item 1A. Risk Factors………………………………….………………………………...	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………………..	24

Item 3. Defaults Upon Senior Securities…………………………………………..…….	24

Item 4. Mine Safety Disclosures………………………..…………………………..……	24

Item 5. Other Information……………………………………………………………….	24

Item 6. Exhibits………………………………………………….……………………….	24

Signatures…………………………………………………….…………………..………	26

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2015

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)

Current Assets
Cash and equivalents	$ 4,835,549	$ 3,767,102
Accounts receivable	188,350	245,125
Interest receivable	160,458	128,900
Current maturities of mortgage loans receivable, net of
allowance of $43,396 and $45,759 and deferred
origination fees of $33,808 and $45,085 at March
31, 2015 and December 31, 2014, respectively	702,476	1,044,286
Current maturities of bond portfolio	48,500	805,500
Prepaid expenses	15,073	5,879
Total current assets	5,950,406	5,996,792

Mortgage Loans Receivable, net of current maturities,
allowance of $1,172,404 and $1,131,472 and deferred
origination fees of $467,135 and $417,257 at March
31, 2015 and December 31, 2014, respectively	24,859,324	25,330,471

Bond Portfolio, net of current maturities	8,642,290	8,003,103

Real Estate Held for Sale	517,422	517,422

Deferred Offering Costs,
net of accumulated amortization of $876,771 and $844,443
at March 31, 2015 and December 31, 2014, respectively	855,052	860,992
Total Assets	$ 40,824,494	$ 40,708,780

Notes to Unaudtied Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2015	December 31, 2014
	(Unaudited)

Current Liabilities
Current maturities of secured investor certificates	$ 1,975,000	$ 2,340,000
Accounts payable	27,103	22,429
Dividends payable	151,002	167,780
Total current liabilities	2,153,105	2,530,209

Deposit on real estate held for sale	61,600	61,600

Secured Investor Certificates, Series B, net of current maturities	14,574,000	14,423,000
Secured Investor Certificates, Series C	7,434,000	7,536,000
Secured Investor Certificates, Series D	4,058,000	3,447,000
Total liabilities	28,280,705	27,997,809

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
March 312, 2015 and December 31, 2014, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(6,586,447)	(6,419,265)
Total stockholders’ equity	12,543,789	12,710,971

Total liabilities and stockholders' equity	$ 40,824,494	$ 40,708,780

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 711,713	$ 716,133

Interest Expense	489,650	447,067

Net Interest Income	222,063	269,066

Provision for losses on mortgage loans receivable	83,234	20,943

Net Interest Income after Provision for Mortgage Losses	138,829	248,123

Operating Expenses	159,062	139,451

Operating (Loss) Income	(20,233)	108,672

Other Income	4,053	145

Net (Loss) Income	$ (16,180)	$ 108,817

Basic and Diluted (Loss) Income Per Share	$ (0.01)	$ 0.06

Dividends Declared Per Share	$ 0.09	$ 0.09

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$ (16,180)	$ 108,817
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	(54,253)	-
Provision for losses on mortgage loans receivable	83,234	20,943
Amortization of loan origination discounts	48,188	(6,286)
Amortization of deferred costs	32,328	26,235
Change in assets and liabilities
Accounts receivable	56,775	(11,144)
Interest receivable	(31,558)	1,541
Prepaid expenses	(9,194)	(8,618)
Accounts payable	4,674	9,213
Net cash provided by operating activities	114,014	140,701

Cash Flows from Investing Activities
Investment in mortgage loans	(708,379)	(475,000)
Collections of mortgage loans	1,444,166	754,554
Investment in bonds	(4,053)	(1,010,000)
Proceeds from bonds	121,866	262,554
Net cash provided by (used for) investing activities	853,600	(467,892)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	611,000	-
Payments on secured investor certificate maturities	(316,000)	(277,000)
Payments for deferred costs	(26,387)	(8,800)
Dividends paid	(167,780)	(167,780)
Net cash provided by (used for) financing activities	100,833	(453,580)

Net Increase (Decrease) in Cash and Equivalents	1,068,447	(780,771)

Cash and Equivalents - Beginning of Period	3,767,102	3,143,377

Cash and Equivalents - End of Period	$ 4,835,549	$ 2,362,606

Notes to Unaudited Financial Statements are an integral part of this Statement.

5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 151,002	$ 151,002

Interest paid	$ 457,322	$ 420,832

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2014. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

March 31, 2015

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $77,546 and $569,505 in money market fund accounts at March 31, 2015 and December 31, 2014, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $48,500 and $805,500 in bonds as current assets as of March 31, 2015 and December 31, 2014, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2015 and 2014, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2015, the Company provided $1,206,212 for seventeen mortgage loans, of which eight totaling approximately $3,974,000 are three or more mortgage payments in arrears, two loans totaling approximately $944,000 are declared to be in default and three loans totaling approximately $1,201,000 are in the foreclosure process. At December 31, 2014, the Company provided $1,177,231 for seventeen mortgage loans, of which nine totaling approximately $4,641,000 were three or more mortgage payments in arrears, four loans totaling approximately $1,598,000 were declared to be in default and one loan totaling approximately $577,000 is in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2015 is as follows:

Balance at December 31, 2014	$ 1,177,231
Provision for additional losses	83,234
Charge-offs	(54,253)
Balance at March 31, 2015	$ 1,206,212

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,145,000 and $2,174,000 at March 31, 2015 and December 31, 2014, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $661,000 and $638,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at March 31, 2015 and December 31, 2014, respectively. The average recorded investment of impaired loans was $650,000 as of March 31, 2015 and December 31, 2014, respectively.

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

Loans totaling approximately $3,974,000 and $4,641,000 exceeded 90 days past due and no longer are accruing interest at March 31, 2015 and December 31, 2014, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

of past due payments. The recorded investment in loans on nonaccrual status was approximately $6,118,000 and $6,815,000 at March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, on loan was modified under a troubled debt restructure in the amount of $668,000. The modified terms provided forbearance on missed payments as well as a reduction in the interest rate charged on the loan balance.

Real Estate Held for Sale

As of March 31, 2015, the Company had four properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,021,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company disposed of one property valued at approximately $385,000 as of March 31, 2015. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $517,000 as of March 31, 2015 after an impairment of approximately $503,000. There was no impairment on real estate held for sale during the quarter ended March 31, 2015.

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

March 31, 2015

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $200,000 for the both periods ended March 31, 2015 and December 31, 2014.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2015	Fair Value	Level 3

Bond portfolio	$8,690,790	$8,690,790

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2014	$8,808,603
Purchases	4,053
Proceeds	(121,866)
Balance at March 31, 2015	$8,690,790

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The impairment for losses on real estate held for sale were $0 for both periods ended March 31, 2015 and 2014, respectively. The fair value of impaired loans was based upon the Company’s loan loss policy, which is Level 3 input. The Company provided an additional impairment of $83,234 and $20,943 for loan losses at March 31, 2015 and 2014, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value at March 31, 2015
Impaired Loans	$—	$—	$1,513,726	$1,513,726
Real estate held for resale	—	517,422	—	517,422
	$—	$517,422	$1,513,726	$2,031,148

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Impaired Loans	$ -	$ -	$1,536,006	$1,536,006
Real estate held for resale	-	517,422	-	517,422
	$ -	$517,422	$1,536,006	$2,053,428

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2014	$1,536,006	$517,422
Additions/Acquisitions	—	—
Dispositions/Proceeds	—	—
Provision for other than temporary losses	(22,280)	—
Balance at March 31, 2015	$1,513,726	$517,422

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2015, the Company had mortgage loans receivable totaling $27,278,543. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.38% at March 31, 2015. The Company had mortgage loans receivable totaling $28,014,033 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2014.

The Company has a portfolio of secured church bonds at March 31, 2015 and December 31, 2014, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.50% to 9.75%. The aggregate value of secured church bonds equaled approximately $8,691,000 at March 31, 2015 with a weighted average interest rate of 6.95% and approximately $9,008,603 at December 31, 2014 with a weighted average interest rate of 7.15%. These bonds are due at various maturity dates through January 2040.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2015, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2015 through March 31, 2016	$ 779,680	$ 48,500
April 1, 2016 through December 31, 2016	4,122,624	45,000
2017	1,693,015	70,000
2018	1,389,074	106,000
2019	1,090,443	100,000
Thereafter	18,203,707	8,521,290
	27,278,543	8,890,790
Less loan loss and bond loss allowances	(1,206,212)	(200,000)
Less deferred origination income	(510,531)	______-__
Totals	$25,561,800	$ 8,690,790

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds both at March 31, 2015 and December 31, 2014, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.58% at both March 31, 2015 and December 31, 2014. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $148,000 and $352,000 for the three months ended March 31, 2015 and 2014, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2015 is as follows:

April 1, 2015 through March 31, 2016	$ 1,975,000
April 1, 2016 through December 31, 2016	3,021,000
2017	2,803,000
2018	4,101,000
2019	2,018,000
Thereafter	14,123,000

Totals	$28,041,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $94,000 and $90,000 during the three months ended March 31, 2015 and 2014, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2015 and December 31, 2014, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 4,835,549	$ 4,835,549	$ 3,767,102	$ 3,767,102
Accounts receivable	188,350	188,350	245,125	245,125
Interest receivable	160,458	160,458	128,900	128,900
Mortgage loans receivable	27,278,707	35,794,751	28,014,330	34,117,383
Bond portfolio	8,890,790	8,890,790	9,008,603	9,008,603
Secured investor certificates	28,041,000	36,392,904	27,746,000	37,500,487

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2015

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2014 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have sixty-five first mortgage loans aggregating $27,755,888 in principal amount, two second mortgage loans totaling $61,569 in principal amount and a first mortgage bond portfolio with par values aggregating $8,891,793. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2015 Three Months Ended March 31, 2015 Compared to Fiscal 2014 Three Months Ended March 31, 2014

Our net (loss) income for the three months ended March 31, 2015 and 2014 was approximately $(16,180) and $109,000, respectively, on total interest and other income of approximately $712,000 and $716,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2015, our loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.38%. Our bond portfolio has an average current yield of 6.95% as of March 31, 2015. As of March 31, 2014, the average, principal-adjusted interest rate on our portfolio of loans was 8.45% and our portfolio of bonds had an average current yield of 7.40%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and redemption of certain bonds in our portfolio.

Interest expense was approximately $490,000 and $447,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense was due to the issuance of our Series D Secured Investor Certificates. Net interest margin decreased from 37.57% to 31.20% resulting primarily from a decrease in interest and other income of approximately 0.62% and an increase in interest expense of approximately 9.52%.

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

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2015 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the three months ended March 31, 2015 of approximately $28,981 compared to approximately $20,943 for the three months ended March 31, 2014. At March 31, 2015, we provided approximately $1,205,000 for seventeen mortgage loans, of which eight are three or more mortgage payments in arrears, two loans are declared to be in default and three were in the foreclosure process. At December 31, 2014, we provided approximately $1,177,000 for seventeen mortgage loans, of which nine were three or more mortgage payments in arrears, four were declared to be in default and one was in the foreclosure process.

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

Operating expenses for the three months ended March 31, 2015 increased to approximately $213,000 compared to $139,000 at March 31, 2014. The increase was the result of a realized loss of approximately $54,000 on a loan which paid off and an increase in our interest costs for additional secured investor certificates.

Mortgage Loans and Bond Portfolio

Two mortgage loans were paid off during the three months ended March 31, 2015. One of the loans paid in full while we realized a loan loss of approximately $54,000 on the other. No new loans were funded during the three months ended March 31, 2015.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The Church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We have an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds both at March 31, 2015 and December 31, 2014, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for both the three month periods ended March 31, 2015 and 2014. We disposed of one property valued at approximately $385,000 for the period ended March 31, 2015.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $60,000 and $5,000 in origination fees for the three months ended March 31, 2015 and 2014, respectively.

We paid a dividend of $.10 for each share held of record on January 27, 2015. The dividend, which was paid January 30, 2015, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.09 for each share held of record on April 27, 2015. The dividend, which was paid April 30, 2015, represents a 3.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at March 31, 2015 are primarily comprised of dividends declared as of March 31, 2015 but not yet paid and our secured investor certificates.

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

During the three months ended March 31, 2015, total assets increased by approximately $116,000 due to an increase in our cash position due to the sale of additional secured investor certificates. Current liabilities decreased by approximately $377,000 for the three months ended March 31, 2015 due to the renewal of secured investor certificates which decreased current maturities of our secured investor certificates. Non-current liabilities increased by approximately $660,000 for the three months ended March 31, 2015 due to an increase of secured investor certificates outstanding.

For the three months ended March 31, 2015, net cash provided by operating activities decreased to approximately $114,000 from $141,000 from the comparative period ended March 31, 2014, primarily due to an increase in impairment on real estate held for sale and an increase in accounts receivable.

For the three months ended March 31, 2015, net cash provided by investing activities was approximately $854,000 compared to cash (used for) investing activities of approximately $(468,000) from the comparative three months ended March 31, 2014, due to an increase in collections of mortgage loans totaling approximately $690,000.

For the three months ended March 31, 2015, net cash provided by financing activities increased to approximately $101,000 from $(454,000) for the comparative three months ended March 31, 2014, primarily due to an increase in proceeds from the sale of secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2015. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
23

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2015 filed with the Securities and Exchange Commission on May 15, 2015, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2015

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)