Form 10-Q
period 2015-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2015-11-16
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.……………………………………………………………………..…………	2 - 3

Statements of Operations…….…………………………….…………………………………	4 - 5

Statements of Cash Flows……..……………………………………………………………..	6 - 7

Notes to Financial Statements…..……………………………………………….……………	8 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….…………………………………………….	19 – 23

Items 4. Controls and Procedures……………..……………………………………………..	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………………….	25

Item 1A. Risk Factors………………………………….……………………………………...	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………..	25

Item 3. Defaults Upon Senior Securities………………………………………………..…….	25

Item 4. Mine Safety Disclosures……………………………..………………………………	25

Item 5. Other Information………………………………………………………………….	25

Item 6. Exhibits……………………………………………….…………………………….	25 - 26

Signatures……………………………………………………………………..………	27

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2015

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)

Current Assets
Cash and equivalents	$ 6,203,705	$ 3,767,102
Accounts receivable	190,981	245,125
Interest receivable	162,909	128,900
Current maturities of mortgage loans receivable, net of
allowance of $55,553 and $45,759 and deferred
origination fees of $21,470 and $45,085 at September
30, 2015 and December 31, 2014, respectively	1,079,922	1,044,286
Current maturities of bond portfolio	50,000	805,500
Prepaid expenses	8,696	5,879
Total current assets	7,696,213	5,996,792

Mortgage Loans Receivable, net of current maturities,
allowance of $1,102,766 and $1,131,472 and deferred
origination fees of $299,099 and $417,257 at September
30, 2015 and December 31, 2014, respectively	21,527,915	25,330,471

Bond Portfolio, net of current maturities	10,022,381	8,003,103

Real Estate Held for Sale	890,527	517,422

Deferred Offering Costs,
net of accumulated amortization of $942,138 and $844,443
at September 30, 2015 and December 31, 2014, respectively	867,489	860,992
Total Assets	$ 41,004,525	$ 40,708,780

Notes to unaudtied Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2015	December 31, 2014
	(Unaudited)

Current Liabilities
Current maturities of secured investor certificates	$ 1,678,000	$ 2,340,000
Accounts payable	73,260	22,429
Dividends payable	67,112	167,780
Total current liabilities	1,818,372	2,530,209

Deposit on real estate held for sale	-	61,600

Secured Investor Certificates, Series B, net of current maturities	15,125,000	14,423,000
Secured Investor Certificates, Series C, net of current maturities	6,457,000	7,536,000
Secured Investor Certificates, Series D	5,045,000	3,447,000
Total liabilities	28,445,372	27,997,809

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
September 30, 2015 and December 31, 2014, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(6,571,083)	(6,419,265)
Total stockholders’ equity	12,559,153	12,710,971

Total liabilities and stockholders' equity	$ 41,004,525	$ 40,708,780

Notes to unaudtied Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Interest and Other Income	$2,254,675	$2,116,967

Interest Expense	1,493,017	1,326,705

Net Interest Income	761,658	790,262

Provision for Losses on Mortgage Loans Receivable	142,120	183,317

Net Interest Income after Provision for Mortgage Losses	619,538	606,945

Operating Expenses
Other operating expenses	473,406	458,536
Real estate impairment	—	45,000
	473,406	503,536

Operating Income	146,132	103,409

Other Income	4,053	9,206

Net Income	$150,185	$112,615

Basic and Diluted Income Per Share	$0.09	$0.07

Dividends Declared Per Share	$0.18	$0.28

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to unaudtied Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 728,782	$ 680,645

Interest Expense	503,441	438,620

Net Interest Income	225,341	242,025

Provision for Losses on Mortgage Loans Receivable	46,108	110,872

Net Interest Income after Provision for Mortgage and Bond Losses	179,233	131,153

Operating Expenses	154,616	145,615

Operating Income	24,617	(14,462)

Other Income	-	380

Net Income (Loss)	$ 24,617	$ (14,082)

Basic and Diluted Income Per Share	$ 0.01	$ (0.01)

Dividends Declared Per Share	$ 0.04	$ 0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to unaudtied Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$ 150,185	$ 112,615
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	103,623	45,000
Provision for losses on mortgage loans receivable	142,120	183,317
Amortization of loan origination discounts	(141,773)	27,444
Amortization of deferred costs	97,695	77,120
Change in assets and liabilities
Accounts receivable	54,144	(70,008)
Interest receivable	(34,009)	(7,376)
Prepaid expenses	(2,817)	(2,438)
Accounts payable	50,831	3,738
Net cash provided by operating activities	419,999	369,412

Cash Flows from Investing Activities
Investment in mortgage loans	(1,242,335)	(1,234,841)
Collections of mortgage loans	4,470,581	2,529,305
Investment in bonds	(1,406,053)	(1,983,250)
Proceeds from bonds	142,275	1,078,693
Net cash provided by investing activities	1,964,468	389,907

Cash Flows from Financing Activities
Proceeds from the sale of secured investor certificates	1,593,000	1,361,000
Payments on secured investor certificate maturities	(1,034,000)	(1,076,000)
Payments for deferred costs	(104,192)	(143,230)
Dividends paid	(402,672)	(453,005)
Net cash provided by (used for) financing activities	52,136	(311,235)

Net Increase in Cash and Equivalents	2,436,603	448,084

Cash and Equivalents - Beginning of Period	3,767,102	3,143,377

Cash and Equivalents - End of Period	$ 6,203,705	$ 3,591,461

Notes to unaudtied Financial Statements are an integral part of this Statement.

6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 67,112	$ 167,780

Loan origination fees	$ -	$ 70,145

Interest paid	$ 1,395,322	$ 1,326,705

Notes to unaudtied Financial Statements are an integral part of this Statement.

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had approximately $115,049 and $569,505 in money market fund accounts at September 30, 2015 and December 31, 2014, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $50,000 and $805,500 in bonds as current assets as of September 30, 2015 and December 31, 2014, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2016 and 2015, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2015, the Company provided $1,158,319 for eighteen mortgage loans, of which nine totaling approximately $3,906,869 are three or more mortgage payments in arrears, two loans totaling approximately $1,003,976 are declared to be in default and two loans totaling approximately $596,809 are in the foreclosure process. At December 31, 2014, the Company provided $1,177,231 for seventeen mortgage loans, of which nine totaling approximately $4,641,000 were three or more mortgage payments in arrears, four loans totaling approximately $1,598,000 were declared to be in default and one loan totaling approximately $577,000 is in the foreclosure process.

A summary of transactions in the allowance for credit losses for the nine months ended September 30, 2015 is as follows:

Balance at December 31, 2014	$ 1,177,231
Provision for additional losses	138,964
Charge-offs	(157,876)
Balance at September 30, 2015	$ 1,158,319

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,600,785 and $2,174,000 at September 30, 2015 and December 31, 2014, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $549,000 and $638,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at September 30, 2015 and December 31, 2014, respectively.

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

Loans totaling approximately $3,907,000 and $4,641,000 exceeded 90 days past due and no longer are accruing interest at September 30, 2015 and December 31, 2014, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments. The recorded investment in loans on nonaccrual status was approximately $5,508,000 and $6,815,000 at September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, two loans were modified under a troubled debt restructure in the amount of $1,099,600. The modified terms provided forbearance on missed payments as well as a reduction in the interest rate charged on the loan balance.

Real Estate Held for Sale

As of September 30, 2015, the Company had four properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding balances totaling approximately $1,498,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $891,000 as of September 30, 2015 net of an impairment reserve of approximately $607,000. There was no additional impairment on real estate held for sale during the nine and three months ended September 30, 2015. We sold one property that was being held for sale and acquired one property held for sale during the nine month period ended September 30, 2015.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $200,000 for the both the nine month period ended September 30, 2015 and the year ended December 31, 2014.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2015	Fair Value	Level 3

Bond portfolio	$10,072,381	$10,072,381

		Fair Value Measurement
December 31, 2014	Fair Value	Level 3

Bond portfolio	$8,808,603	$8,808,603

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2014	$8,808,603
Purchases	1,406,053
Proceeds	(142,275)
Balance at September 30, 2015	$10,072,381

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 2 input. The impairment for losses on real estate held for sale were $0 and $45,000 for the nine month periods ended September 30, 2015 and 2014, respectively. The fair value of impaired loans was based upon the Company’s loan loss policy, which is Level 3 input. The Company provided an additional provision of $142,120 and $183,317 for loan losses at September 30, 2015 and 2014, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value at September 30, 2015
Impaired loans	$—	$—	$1,086,661	$1,086,661
Real estate held for resale	—	890,527	—	890,527
	$—	$890,527	$1,086,661	$1,977,188

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Impaired loans	$—	$—	$1,536,006	$1,536,006
Real estate held for resale	—	517,422	—	517,422
	$—	$517,422	$1,536,006	$2,053,428

The change in Level 2 and Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Fair Value Measurement Level 3	Fair Value Measurement Level 2

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2014	$1,536,006	$517,422
Additions/Acquisitions	462,922	576,728
Dispositions/Proceeds	(824,214)	(100,000)
Provision for other than temporary losses	(88,053)	(103,623)
Balance at September 30, 2015	$1,086,661	$890,527

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2015, the Company had mortgage loans receivable totaling $24,086,725. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.36% at September 30, 2015. The Company had mortgage loans receivable totaling $28,014,330 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.40% at December 31, 2014.

The Company has a portfolio of secured church bonds at September 30, 2015 and December 31, 2014, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 4.00% to 9.75%. The aggregate value of secured church bonds equaled approximately $10,272,381 at September 30, 2015 with a weighted average interest rate of 6.93% and approximately $9,008,603 at December 31, 2014 with a weighted average interest rate of 7.15%. These bonds are due at various maturity dates through April 2040.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2015, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2015 through September 30, 2016	$ 1,156,944	$ 50,000
October 1, 2016 through December 31, 2016	1,341,529	34,000
2017	1,671,118	78,000
2018	1,365,477	116,000
2019	1,065,014	110,000
Thereafter	17,486,643	9,884,381
	24,086,725	10,272,381
Less loan loss and bond loss allowances	(1,158,319)	(200,000)
Less deferred origination income	(320,569)	______-__
Totals	$22,607,837	$ 10,072,381

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds both at September 30, 2015 and December 31, 2014, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.56% and 6.58% at September 30, 2015 and December 31, 2014, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $172,000 and $740,000 for the nine months ended September 30, 2015 and 2014, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at September 30, 2015 is as follows:

October 1, 2015 through September 30, 2016	$ 1,678,000
October 1, 2016 through December 31, 2016	2,067,000
2017	2,803,000
2018	4,116,000
2019	2,232,000
Thereafter	15,409,000

Totals	$28,305,000

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $264,000 and $267,000 during the nine months ended September 30, 2015 and 2014, respectively. The Company paid the Advisor management fees of approximately $80,000 and $90,000 during the three months ended September 30, 2015 and 2014, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2015 and December 31, 2014, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$6,203,705	$6,203,705	$3,767,102	$3,767,102
Accounts receivable	190,981	190,981	245,125	245,125
Interest receivable	162,909	162,909	128,900	128,900
Mortgage loans receivable	24,086,725	29,116,943	28,014,330	34,117,383
Bond portfolio	10,072,381	10,072,381	9,008,603	9,008,603
Secured investor certificates	28,305,000	36,284,927	27,746,000	37,500,487

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

We currently have sixty-three first mortgage loans aggregating $24,086,725 in principal amount, two second mortgage loans totaling $60,677 in principal amount and a first mortgage bond portfolio with par values aggregating $10,272,381. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2015 Nine Months Compared to Fiscal 2014 Nine Months

Our net income for the nine months ended September 30, 2015 and 2014 was approximately $150,000 and $113,000, respectively, on total interest and other income of approximately $2,255,000 and $2,117,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2015, our loans receivable have interest rates ranging from 1.00% to 10.25%, with an average, principal-adjusted interest rate of 8.36%. Our bond portfolio has an average current yield of 6.93% as of September 30, 2015. As of September 30, 2014, the average, principal-adjusted interest rate on our portfolio of loans was 8.41% and our portfolio of bonds had an average current yield of 7.24%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and redemption of some of the bonds in our portfolio.

Interest expense was approximately $1,493,000 and $1,327,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense was due to the sale and issuance of our secured investor certificates. Net interest margin decreased from 37.33% to 33.78% resulting primarily from an increase in interest and other income of approximately 6.50% which was offset by an increase in interest expense of approximately 12.54%.

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

Allowance for losses on mortgage loans receivable increased during the nine months ended September 30, 2015 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2015 of approximately $142,000 compared to approximately $183,000 for the nine months ended September 30, 2014. At September 30, 2015, we provided approximately $1,158,319 for eighteen mortgage loans, of which nine are three or more mortgage payments in arrears, two loans have been declared to be in default and two are in the foreclosure process. At December 31, 2014, we provided approximately $1,177,231 for seventeen mortgage loans, of which nine were three or more mortgage payments in arrears, two loans have been declared to be in default and two were in the foreclosure process.

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

Historically, loans in our portfolio are outstanding for an average of six years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and has demonstrated they can meet their mortgage debt obligations.

Operating expenses for the nine months ended September 30, 2015 decreased to approximately $473,000 compared to $504,000 at September 30, 2014. The decrease is primarily the result of no additional real estate impairment reserve in 2015.

Mortgage Loans and Real Estate Held for Sale

Four mortgage loans paid off during the nine months ended September 30, 2015. Three of the loans paid in full while we realized a loan loss of approximately $54,000 on the fourth loan. No new loans were funded during the nine months ended September 30, 2015.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We have an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds both at September 30, 2015 and December 31, 2014, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held For Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment on our real estate held for sale of $0 and $45,000 for the nine month period ended September 30, 2015 and 2014, respectively. This additional impairment was to properly reflect the value of two of our properties we believe we will recover in a sale.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned approximately $0 and $70,000 in origination fees for the nine months ended September 30, 2015 and 2014, respectively.

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

Our Board of Directors declared a dividend of $.04 for each share held of record on November 2, 2015. The dividend, which was paid November 3, 2014, represents a 1.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at September 30, 2015 are primarily comprised of current maturities of our secured investor certificates.

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

In July 2014, we filed with the Securities and Exchange Commission a registration statement to offer $10,000,000 worth of Series D Secured Investor Certificates to qualified investors. The offering was declared effective August 12, 2014. At September 30, 2015, approximately $5,045,000 has been collected from the issuance of 5,045 Series D certificates (less underwriting fees). The proceeds are being used to fund new mortgage loans and pay down maturing certificates. We may also use proceeds from the sale of secured investor certificates to pay dividends, if needed.

During the nine months ended September 30, 2015, total assets increased by approximately $296,000 due to a decrease in loans outstanding which was offset by an increase in cash. Current liabilities decreased by approximately $712,000 for the nine months ended September 30, 2015 due to a decrease in current maturities of our secured investor certificates. Non-current liabilities increased by $448,000 for the nine months ended September 30, 2015 due to an increase of secured investor certificates outstanding.

For the nine months ended September 30, 2015, net cash provided by operating activities increase to approximately $420,000 from $369,000 from the comparative period ended September 30, 2014, primarily due to an increase in increase in impairment on real estate held for sale.

For the nine months ended September 30, 2015, net cash provided by investing activities was approximately $1,964,000 compared to cash provided by investing activities of approximately $390,000 from the comparative nine months ended September 30, 2014. This increase was due to an increase in collections from mortgage loans of approximately $4,577,000.

For the nine months ended September 30, 2015, net cash provided by (used for) financing activities decreased to approximately $52,000 from ($311,000) for the comparative nine months ended September 30, 2014, primarily due to an increase in issuance of our secured investor certificates.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2015. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

As of the end of the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
25

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2015 filed with the Securities and Exchange Commission on November 14, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2015

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

27