Form 10-K
period 2015-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2016-03-30
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year Ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,459,522, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2016 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include, among other things, interest rate fluctuations as they affect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made or bonds purchased by us, which could adversely affect our ability to make distributions to our shareholders or payments due on our secured investor certificates; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein, including the risks described in Item 1A.

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

Item 1. Business.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and March 31, 2015, we have made 186 loans to 158 churches approximating $96,842,253, with the average principal amount of such loans being $521,000. Of the 186 loans we have made, 101 loans totaling $55,655,862 have been repaid early by the borrowing churches. We also own, as of December 31, 2015, $10,714,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 283 church bond financings, in which approximately $534,239,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,887,000.

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

Public Offerings - Secured Investor Certificates

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates (File No. 333-154831). The offering was declared effective by the SEC on August 12, 2014. The Series D certificates are offered in multiples of $1,000 with interest rates ranging from 4.00% to 7.00%, subject to changing market rates, and maturities from 4 and 7 to 15 years. At December 31, 2015, approximately 5,329 Series D certificates had been issued for $5,329,000.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.57% at December 31, 2015 and 6.58% at December 31, 2014. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $958,000 and $989,000 for the years ended December 31, 2015 and 2014, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2015 and 2014. There were $16,012,000 and $16,763,000 representing 16,012 and 16,763 in outstanding Series B secured investor certificates as of December 31, 2015 and 2014, respectively and there were $6,905,000 and $7,536,000 representing 6,905 and 7,536 in outstanding Series C secured investor certificates at December 31, 2015 and 2014, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 16, 2015. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 16, 2015, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2015, we had eighteen first mortgage loans totaling approximately $5,502,740 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on three of these loans and expect to take possession of these three churches and list their property for sale. In addition, we have foreclosed and have taken possession of four properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,497,000 and have listed the properties for sale through local realtors. The fair value of the properties, which represents the carrying value, was $697,000 at December 31, 2015 after an impairment reserve of approximately $800,000.

As of December 31, 2014, we had fourteen first mortgage loans totaling approximately $6,815,249 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of five properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,406,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $517,000 at December 31, 2014.

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

Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services. Philip J. Myers, our Chief Executive Officer, President and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings. The Company utilizes two employees of the Advisor on a full-time basis and one member of its staff on a part-time or other basis. The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2015 by other broker-dealers at prices as low as $2.10 per share and as high as $4.49 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2015, we have four properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,497,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The property we received a deed in lieu of foreclosure is available for sale, however it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. None of these properties are generating revenue except for one where the Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each foreclosed property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The property we received a deed in lieu of foreclosure is being carried at the fair market value. The fair value of our real estate held for sale, which represents the carrying value, is approximately $697,000 as of December 31, 2015 after an impairment reserve of approximately $800,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the four properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

Foreclosure of a $216,000 loan was completed on a church located in Battle Creek, Michigan in May 2004. The church congregation has disbanded and the church’s property, which consists of a single church building, is currently unoccupied. We have taken possession of the church property and have listed the property for sale through a local realtor. The property is reflected in Real Estate Held for Sale at $0. This property is located in a residential area.

Foreclosure of a $332,000 loan was completed on a church located in Tyler, Texas in June 2005. The church congregation has disbanded and the church’s property is currently unoccupied. We have taken possession of the church and have listed the property for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2015 at $128,000. We have also collected approximately $17,000 in personal guarantees from former board members of the Church which was a requirement for funding of their loan. This property is located in a residential area.

Foreclosure of a $145,000 loan was completed on a church located in Detroit, Michigan in June 2011. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2015 at $63,000. The property was a former bank building and is zoned as a commercial property.

Foreclosure of a $587,000 loan was completed on a church located in Chicago, Illinois in May 2015. The Company took possession of the property in November 2015 and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2015 at $280,000. The property is located in a residential area.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of March 30, 2016, 1,677,798 shares of our common stock and $28,717,000 of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2015 and 2014. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2015 or 2014.

	High	Low
Calendar Year 2015
First Quarter	$4.49	$3.86
Second Quarter	$4.29	$4.00
Third Quarter	$4.00	$3.32
Fourth Quarter	$3.70	$2.10

Calendar Year 2014
First Quarter	$4.50	$3.88
Second Quarter	$5.75	$4.32
Third Quarter	$5.08	$3.95
Fourth Quarter	$4.85	$4.25

Holders of Our Common Shares

As of March 30, 2016, we had 619 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2015 and 2014 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2015	2014	2015	2014
March 31	$.090	$.090	3.60%	3.60%
June 30	$.050	$.080	2.00%	3.20%
September 30	$.040	$.100	1.60%	4.00%
	2015	2014	2015	2014
December 31	$.075	$.100	3.00%	4.00%
Totals:	$.255	$.370	2.50%	3.70%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2015, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to shareholders for the tax year 2015 were non-dividend distributions due to the realized (carry-forward) loss on a $2,035,000 bond issue in 2012 in which we recorded a $1,875,000 loss and additional realized losses on two first mortgage loans. We expect dividends paid in 2016 to be 100% non-dividend distributions due to the realized (carry-forward) loss on this bond issue and the two first mortgage loans.

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

Financial Condition

Our total assets decreased from $40,708,780 at December 31, 2014 to $40,646,151 at December 31, 2015. The primary reason for the decrease in total assets from December 31, 2014 through December 31, 2015 was a decrease in mortgage loans outstanding. Stockholders’ equity decreased from $12,710,971 at December 31, 2014 to $12,244,898 at December 31, 2015. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $428,000. Our primary liabilities at December 31, 2015 and 2014 were our secured investor certificates, which were $28,246,000 and $27,746,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid until the 30th day of the ensuing month. We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2016. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

Comparison of the Fiscal Years ended December 31, 2015 and 2014

The following table shows the results of our operations for fiscal 2015 and 2014:

	For the Year Ended December 31,

Statement of Operations Data	2015	2014

Interest and other income	$2,936,326	$2,782,206
Interest expense	1,997,249	1,822,354
Net interest income	939,077	959,852
Total provision for losses on mortgage loans and bonds	188,634	227,538
Net interest income after provision for mortgage and bonds losses	750,443	732,314
Operating expenses	792,730	670,553
Total operating expenses	792,730	670,553
Operating (loss) income	(42,287)	61,761
Other income	4,053	9,383
Net (loss) income	$(38,234)	$71,144
Basic and diluted (loss) earnings per share	$(0.02)	$0.04

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 79 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 5.851% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net (loss) income for our year ended December 31, 2015 was $(38,234) on total interest and other income of $2,936,326 compared to net income of $71,144 on total interest and other income of $2,782,206 for the year ended December 31, 2014. The decrease in net income was primarily due to the payoff of first mortgage loans, which reduced our interest-earning assets during 2015.

Net interest income earned on the Company's portfolio of loans was $939,077 for the year ended December 31, 2015, compared to $959,852 for 2014. The decrease in net interest income was due to the increase in interest expense of approximately $175,000. Excluded from revenue for the year ended December 31, 2015 is $49,781 of origination income, or

“points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2015 were $792,730 compared to $670,533 for our fiscal year ended December 31, 2014. The increase in operating expenses was primarily a result of an increase in overall operating expenses involving legal, accounting and interest expense on our Secured Investor Certificates.

Our Board of Directors declared dividends of $.090 for each share of record on April 27, 2015, $.050 for each share of record on July 28, 2015, $.040 for each shares of record on November 5, 2015 and $.075 for each shares of record on January 26, 2016. Based on the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 and assuming a share purchase price of $10.00, the dividends paid represented a 2.55% annual yield in 2015. 100% of the dividends paid to shareholders for the tax year 2015 were non-dividend distributions due to the realized (carry-forward) loss on a $2,035,000 bond issue in 2012 in which we recorded a $1,875,000 loss and additional realized losses on two first mortgage loans. We expect dividends paid in 2016 to be 100% non-dividend distributions due to the realized (carry-forward) loss on this bond issue and the two first mortgage loans.

We choose to distribute income from ongoing operations in the form of dividends to shareholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to shareholders for the periods ended December 31, 2015 and 2014. Any amount distributed to shareholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2015	December 31, 2014

Net Taxable Income	$159,097	$457,156
Net Income From Operations (before items)	$347,054	$611,142
Total Dividend Distributions	$427,839	$620,785
Principal Distribution	$140,463	$9,643
Number of Shares Outstanding	1,667,798	1,667,798
Amount of Principal Distributed per Share	$0.05	$0.01

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

Currently, our bond portfolio comprises 30% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $10,713,000 as of December 31, 2015 and was approximately $9,009,000 as of December 31, 2014. We earned approximately $625,000 on our bond portfolio in 2015 and approximately $734,000 in 2014.

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

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 of Series “D” Secured Investor Certificates. The Securities and Exchange Commission declared our registration statement effective on August 12, 2014. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 7.00%, subject to changing market rates. Certificates are being offered with maturities from 4 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivables approximately the same value. Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; and (ii) the repayment of existing loans and bonds and potential sale of bonds. We continually review the market for other sources of capital such as a new line of credit.

We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2016. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

The table below shows the principal amount of loans and bonds to be paid during 2016 and the number of secured investor certificates maturing in 2016. We have approximately $4,377,000 in cash on hand to pay maturing certificates. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio or future public offerings of our share and/or our certificates.

Fiscal Year 2016

Contractual maturity schedule mortgage loans	$1,215,226
Contractual maturity schedule bond portfolio	84,000
Total	$1,299,226

Contractual maturity schedule secured investor certificates	$3,120,000
Additional funds required to pay maturing certificates	$1,820,774

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $958,000 and $989,000 during 2015 and 2014, respectively. These renewals represent 41% and 53% of the maturing certificates. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2016. In addition, at December 31, 2015 we have approximately $4,377,000 in cash on hand to pay maturing certificates which we believe will be sufficient to support any shortfall arising for the mismatch between contractual maturities of assets and liabilities.

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

At December 31, 2015, we reserved $1,204,833 against eighteen mortgage loans, of which thirteen churches were three or more mortgage payments in arrears. Two of these loans were declared to be in default and three loans are in the process of being foreclosed. At December 31, 2014, we reserved $1,177,231 against seventeen mortgage loans, of which fourteen churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $1,779,000 and $2,174,000 at December 31, 2015 and 2014, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the thirteen loans with payments in arrears, the first impaired loan has an outstanding balance of approximately $164,000. The church is located in Detroit, Michigan. This loan is in the foreclosure process. We plan to foreclose on this property in the first quarter of 2016 and list the property for sale through a local realtor. The church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The second impaired loan has an outstanding balance of $433,000. The church is located in Atlanta, Georgia. This loan is in the foreclosure process. We plan to take possession of the property in the first quarter of 2016 and list the property for sale through a local realtor. The church is located in a residential area.

The third impaired loan has an outstanding balance of $178,000. The church is located in Detroit, Michigan. This loan is in the foreclosure process. We plan to take possession of the property in 2016 and list the property for sale through a local realtor. The church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The fourth impaired loan has an outstanding balance of approximately $460,000. The church is located in Miami, Florida. This loan has been declared to be in default. The church has resumed making monthly interest only payments. We plan on restructuring this loan in 2016 if the church continues to make monthly payments. The church is located in a residential area.

The fifth impaired loan has an outstanding balance of approximately $544,000. This loan has been declared in default. The church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. The church is occupying the building and paying rent. We are continually assessing our options with a local realtor. This church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The sixth impaired loan has an outstanding balance of $408,000. The church is located in Raleigh, North Carolina. The church has missed six mortgage payments since the loan was funded in November 2004. However, the church did not miss any payments in 2015. We are working with the church to bring its payments current.

The seventh impaired loan has an outstanding balance of $297,000. The church is located in Seagoville, Texas. The church has missed seven payments since the loan was funded in August 2006 of which one payment was missed in 2015. We are working with the church to bring its payments current.

The eighth impaired loan has an outstanding balance of $691,000. The church is located in Dallas, Texas. The church has missed six payments since the loan was funded in September 2008. However, the church did not miss any payments in 2015. We are working with the church to bring its payments current.

The ninth impaired loan has an outstanding balance of $671,000. The church is located in Linton, Indiana. The church has missed three payments since the loan was funded in September 2007. However, the church did not miss any payments in 2015. We are working with the church to bring its payments current.

The tenth impaired loan has an outstanding balance of $458,000. The church is located in Cincinnati, Ohio. The church has missed five payments since the loan was funded in April 2011. However the church did not miss any payments in 2015. We are working with the church to bring its payments current.

The eleventh impaired loan has an outstanding balance of $730,000. The church is located in Richmond Hills, Texas. The church has missed five payments since the loan was funded in November 2004, of which two payments were missed in 2015. We are working with the church to bring its payments current.

The twelfth impaired loan has an outstanding balance of $251,000. The church is located in Kirbyville, Texas. The church has missed thee payments since the loan was funded in June 2003. However, the church did not miss any payments in 2015. We are working with the church to bring its payments current.

The thirteenth impaired loan has an outstanding balance of $219,000. The church is located in Atlanta, Georgia. The church has missed thee payments since the loan was funded in June 2003, of which one payment was missed in 2015. We are working with the church to bring its payments current.

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

We expect to foreclose on three properties in 2016 and will incur costs to secure and prepare these properties for sale. We seek to exhaust all options available to us to before proceeding to foreclosure.

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by communication with the church, or lack thereof, if we should foreclose on the property. We did not foresee a substantial increase in delinquent payments in 2016. We contribute this to a more stable economy and lower unemployment. However, we can provide no assurance that these delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church to meet their payment obligations.

Our loan loss reserve policy requires removal of a borrower from accrual status if the borrowing church misses three payments over a twenty four month period.

Bond Loss Policy

The allowance for losses on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We currently own $548,832 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000.

Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. We have recorded an impairment of $200,000 against the $1,045,832 Agape bonds we own, which effectively reduces the bonds to the fair value amount management believes will be recovered. We are investors in the bonds issued by Agape, not the loan originator. We are not accruing any missed payments from the bonds.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework, 2013 Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2016, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2016, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2016, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2016, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on June 16, 2016, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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

Dated: March 30, 2016	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/30/2016
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/30/2016
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/30/2016
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/30/2016
Kirbyjon H. Caldwell, Director
31

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, and Board of Directors

American Church Mortgage Company

Minnetonka, MN

We have audited the accompanying balance sheets of American Church Mortgage Company as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2015	2014

Current Assets
Cash and equivalents	$4,377,110	$3,767,102
Accounts receivable	189,609	245,125
Interest receivable	172,169	128,900
Current maturities of mortgage loans receivable, net of
allowance of $57,663 and $45,759 and deferred
origination fees of $23,406 and $45,085 at December
31, 2015 and 2014, respectively	1,134,157	1,044,286
Current maturities of bond portfolio	84,000	805,500
Prepaid expenses	19,904	5,879
Total current assets	5,976,949	5,996,792

Mortgage Loans Receivable, net of current maturities,
allowance of $1,147,170 and $1,131,472 and deferred
origination fees of $311,938 and $417,257 at December
31, 2015 and 2014, respectively	22,680,542	25,330,471

Bond Portfolio, net of current maturities	10,429,428	8,003,103

Real Estate Held for Sale	697,422	517,422

Deferred Offering Costs, net of accumulated amortization
of $974,991 and $844,443 at December 31 2015 and
2014, respectively	861,810	860,992
Total Assets	$40,646,151	$40,708,780

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014

Current Liabilities
Current maturities of secured investor certificates	$3,120,000	$2,340,000
Accounts payable	29,417	22,429
Dividends payable	125,836	167,780
Total current liabilities	3,275,253	2,530,209

Deposit on real estate held for sale	—	61,600

Secured Investor Certificates, Series B, net of current maturities	13,074,000	14,423,000
Secured Investor Certificates, Series C, net of current maturities	6,723,000	7,536,000
Secured Investor Certificates, Series D	5,329,000	3,447,000
Total liabilities	28,401,253	27,997,809

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares
issued and outstanding, 1,677,798 shares at
December 31, 2015 and 2014	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(6,885,338)	(6,419,265)
Total stockholders’ equity	12,244,898	12,710,971

Total liabilities and stockholders' equity	$40,646,151	$40,708,780

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2015	2014

Interest and Other Income	$2,936,326	$2,782,206

Interest Expense	1,997,249	1,822,354

Net Interest Income	939,077	959,852

Provision for Losses on Mortgage Loans Receivable	188,634	227,538

Net Interest Income after Provision for Mortgage and Bond Losses	750,443	732,314

Operating Expenses
Other operating expenses	792,730	670,553

Operating (Loss) Income	(42,287)	61,761

Other Income	4,053	9,383

Net (Loss) Income	$(38,234)	$71,144

Basic and Diluted (Loss) Income Per Share	$(0.02)	$0.04

Dividends Declared Per Share	$0.23	$0.40

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2013	1,677,798	$ 16,778	$ 19,113,458	$ (5,869,624)

Net Income	-	-	-	71,144

Dividends declared	-	-	-	(620,785)

Balance, December 31, 2014	1,677,798	16,778	19,113,458	(6,419,265)

Net (loss)	-	-	-	(38,234)

Dividends declared	-	-	-	(427,839)

Balance, December 31, 2015	1,677,798	$ 16,778	$ 19,113,458	$ (6,885,338)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2015	2014

Cash Flows from Operating Activities
Net (loss) income	$(38,234)	$71,144
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Impairment on real estate held for sale	296,727	45,000
Provision for losses on mortgage loans receivable	188,634	227,538
Accreation of loan origination discounts	(126,998)	113,474
Amortization of deferred costs	130,548	116,432
Change in assets and liabilities
Accounts receivable	55,516	(47,438)
Interest receivable	(43,269)	1,072
Prepaid expenses	(14,025)	759
Accounts payable	43,536	874
Net cash provided by operating activities	492,435	528,855

Cash Flows from Investing Activities
Investment in mortgage loans	(2,922,335)	(4,025,903)
Collections of mortgage loans	4,845,882	2,687,224
Investment in bonds	(1,850,053)	(1,983,250)
Proceeds from bonds	145,228	2,254,089
Net cash provided by (used for) investing activities	218,722	(1,067,840)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	1,877,000	3,447,000
Payments on secured investor certificate maturities	(1,377,000)	(1,396,000)
Payments for deferred costs	(131,366)	(267,505)
Dividends paid	(469,783)	(620,785)
Net cash (used for) provided by financing activities	(101,149)	1,162,710

Net Increase in Cash and Equivalents	610,008	623,725

Cash and Equivalents - Beginning of Year	3,767,102	3,143,377

Cash and Equivalents - End of Year	$4,377,110	$3,767,102

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

Years Ended December 31,
	2015	2014

Supplemental Cash Flow Information

Dividends payable	$ 125,836	$ 167,780

Loan origination fees	$ 109,997	$ 164,845

Interest paid	$ 1,866,701	$ 1,705,923

Loans transferred to real estate held for sale	$ 473,105	$ -

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $2,233,533 and $569,505 in a money market fund account at December 31, 2015 and 2014, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $84,000 and $805,500 in bonds as current assets as of December 31, 2015 and 2014, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2015 and 2014, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy reserves for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2015, the Company reserved $1,204,833 for eighteen mortgage loans. Thirteen of these loans are three or more mortgage payments in arrears of which two are declared to be in default and three loans are in the foreclosure process. The total principal amount of these thirteen loans totals approximately $5,503,000 at December 31, 2015. At December 31, 2014, the Company reserved $1,177,231 for seventeen mortgage loans. Fourteen of these loans are three or more mortgage payments in arrears of which four were declared to be in default and one loan was in the foreclosure process. The total principal amount of these fourteen mortgage loans totals approximately $6,815,000

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2015	2014
Balance at beginning of year	$ 1,177,231	$ 949,693
Provision for losses on mortgage loans receivable	188,634	227,538
Charge-offs	(161,032)	-
Balance at end of year	$ 1,204,833	$ 1,177,231

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,779,000 and $2,174,000 at December 31, 2015 and 2014, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $581,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2015. Approximately $638,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2014.

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status. No interest income was recognized on non-accrual loans for the years ended December 31, 2015 and 2014.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $3,724,000 and $4,641,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2015 and 2014, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2015, we have four properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $1,497,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $697,000 as of December 31, 2015 after total impairment of approximately $800,000.

Foreclosure was completed in 2004 on a church located in Battle Creek, Michigan. The church congregation disbanded and the church property is currently unoccupied. The Company owns and took possession of the church and has listed the property for sale through a local realtor.

Foreclosure was also completed on a church located in Tyler, Texas in 2005. The church congregation is now meeting in a different location and the church property is currently unoccupied. The Company owns and took possession of the church and we are currently in negotiations to sell the property.

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

Foreclosure was completed in 2015 on a church located in Chicago, Illinois. The Company took possession of the property in November 2015 and listed it for sale through a local realtor.

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

Income (loss) Per Common Share

No adjustments were made to income (loss) for the purpose of calculating earnings (loss) per share, as there were no potential dilutive shares outstanding.

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

Subsequent Events

The Company has evaluated events and transaction through March 30, 2016, the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the December 31, 2015 financial statements.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (Note 3), which totaled $200,000 for the years ended December 31, 2015 and 2014.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2015	Fair Value	Level 3

Bond portfolio	$10,513,428	$10,513,428

		Fair Value Measurement
December 31, 2014	Fair Value	Level 3

Bond portfolio	$8,808,603	$8,808,603

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2014	$8,808,603
Purchases	1,850,053
Proceeds	(145,228)
Balance at December 31, 2015	$10,513,428

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $193,104 and $45,000 for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Impaired Loans	$—	$—	$1,030,039	$1,030,039
Real estate held for resale	—	—	697,422	697,422
	$—	$—	$1,727,461	$1,727,461

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Impaired Loans	$—	$—	$1,536,652	$1,536,652
Real estate held for resale	—	517,422	—	517,422
	$—	$517,422	$1,536,652	$2,053,428

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2014	$1,536,006	$517,422
Additions/Acquisitions	433,310	576,727
Dispositions/Proceeds	(631,109)	(203,623)
Impairment for other than temporary losses	(308,168)	(193,104)
Balance at December 31, 2015	$1,030,652	$697,422

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2015, the Company had first mortgage loans receivable totaling $25,354,876. The loans bear interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.35% at December 31, 2015. The Company had first mortgage loans receivable totaling $28,014,033 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.44% at December 31, 2014.

The Company has a portfolio of secured church bonds at December 31, 2015 and December 31, 2014, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 4.00% to 9.75%. The aggregate par value of secured church bonds equaled approximately $10,713,428 at December 31, 2015 with a weighted average interest rate of 6.92% and approximately $9,008,603 at December 31, 2014 with a weighted average interest rate of 7.15%. These bonds are due at various maturity dates through April 2040. The Company has recorded an aggregate allowance for losses of $200,000 at both December 31, 2015 and 2014, respectively, for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 10% of the bond portfolio at both December 31, 2015 and 2014. The Company had maturities and redemptions of bonds of approximately $145,000 and $2,254,000 in 2015 and 2014, respectively and are included in other operating expenses of the Statement of Operations.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2015, is as follows:

	Mortgage Loans	Bond Portfolio

2016	$ 1,215,226	$ 84,000
2017	2,708,164	78,000
2018	1,371,126	116,000
2019	1,052,335	110,000
2020	1,347,601	112,000
Thereafter	17,660,424	10,213,428
	25,354,876	10,713,428

Less loan loss and bond loss allowances	(1,204,833)	(200,000)
Less deferred origination income	(335,344)	___-____
Totals	$23,814,699	$10,513,428

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $200,000 for the First and Second Mortgage Bonds at December 31, 2015 and 2014, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.44% and 6.58% at December 31, 2015 and 2014, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $958,000 and $989,000 during 2015 and 2014, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2015 is as follows:

2016	$ 3,120,000
2017	2,803,000
2018	4,116,000
2019	2,333,000
2020	4,058,000
Thereafter	11,816,000

Totals	$28,246,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 7.00%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2015, approximately 5,329 Series D certificates had been issued and were outstanding for $5,329,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $393,000 and $461,000 during the years ended December 31, 2015 and 2014, respectively.

6. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2015, the Company had pretax loss of $(38,234) and distributions to shareholders in the form of dividends during the tax year of $469,783. The tax benefit based on statutory rates to the Company, pre-dividends would have been $(13,000) in 2015. In 2014, the Company had pretax income of $71,144 and distributions to shareholders in the form of dividends during the tax year of $620,785. The tax based on statutory rates to the Company, pre-dividends, would have been $24,189 in 2014. The Company paid out 100% of taxable income in dividends in 2015 and 2014.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2015	2014

Tax based on statutory rates	$(13,000)	$24,189
Tax effect on realized losses on properties	—	—
Benefit of REIT distributions	13,000	(24,189)

Total tax provision	$—	$—

The components of deferred income tax assets are as follows:

	2015	2014

Loan origination fees	$114,017	$157,196
Loan and bond loss provisions	477,643	468,289
Real-estate impairment	271,984	302,139
Valuation allowance	(863,644)	(927,624)

Deferred income tax asset, net	$—	$—

The change in the valuation allowance was approximately $(64,000) and $131,000 for 2015 and 2014, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2015 and 2014, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 4,377,110	$ 4,377,110	$ 3,767,102	$ 3,767,102
Accounts receivable	189,609	189,609	245,125	245,125
Interest receivable	172,169	172,169	128,900	128,900
Mortgage loans receivable	25,354,876	29,054,399	28,014,330	28,014,330
Bond portfolio	10,713,428	10,713,428	9,008,603	9,008,603
Secured investor certificates	28,246,000	36,995,152	27,746,000	37,500,487

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced a decrease in interest rates resulting in the fair value of the mortgage loans rising during the fiscal year ended December 31, 2015.

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

