Form 10-Q
period 2016-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2016-05-13
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.………………………………………………………………….…………	2 - 3

Statements of Operations…….………………………….…………………………………	4

Statements of Cash Flows……..…………………………………………………………..	5 - 6

Notes to Financial Statements …………………………………………………………….	7- 16

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations……………………………………………………..	17– 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk…………………..	21

Items 4. Controls and Procedures……………..…………………………………………	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings……………………………………………………………….	23

Item 1A. Risk Factors………………………………….………………………………...	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………………..	23

Item 3. Defaults Upon Senior Securities…………………………………………..…….	23

Item 4. Mine Safety Disclosures………………………..…………………………..……	23

Item 5. Other Information……………………………………………………………….	23

Item 6. Exhibits………………………………………………….……………………….	23

Signatures…………………………………………………….…………………..………	25

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)

Current Assets
Cash and equivalents	$ 4,861,399	$ 4,377,110
Accounts receivable	197,865	189,609
Interest receivable	167,919	172,169
Current maturities of mortgage loans receivable, net of
allowance of $56,576 and $57,663 and deferred
origination fees of $21,658 and $23,406 at March
31, 2016 and December 31, 2015, respectively	1,119,563	1,134,157
Current maturities of bond portfolio	63,000	84,000
Prepaid expenses	14,517	19,904
Total current assets	6,424,263	5,976,949

Mortgage Loans Receivable, net of current maturities,
allowance of $1,152,450 and $1,147,170 and deferred
origination fees of $319,686 and $311,923 at March
31, 2016 and December 31, 2015, respectively	22,850,306	22,680,542

Bond Portfolio, net of current maturities	10,350,428	10,429,428

Real Estate Held for Sale	404,322	697,422

Deferred Offering Costs,
net of accumulated amortization of $1,006,796 and $974,991
at March 31, 2016 and December 31, 2015, respectively	850,029	861,810
Total Assets	$ 40,879,348	$ 40,646,151

Notes to Unaudtied Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2016	December 31, 2015
	(Unaudited)

Current Liabilities
Current maturities of secured investor certificates	$ 4,492,000	$ 3,120,000
Accounts payable	23,230	29,417
Dividends payable	100,668	125,836
Total current liabilities	4,615,898	3,275,253

Deposit on real estate held for sale	-	-

Secured Investor Certificates, Series B, net of current maturities	11,802,000	13,074,000
Secured Investor Certificates, Series C	6,574,000	6,723,000
Secured Investor Certificates, Series D	5,843,000	5,329,000
Total liabilities	28,834,898	28,401,253

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
March 31, 2016 and December 31, 2015, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,085,786)	(6,885,338)
Total stockholders’ equity	12,044,450	12,244,898

Total liabilities and stockholders' equity	$ 40,879,348	$ 40,646,151

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 676,564	$ 711,713

Interest Expense	499,319	489,650

Net Interest Income	177,245	222,063

Provision for losses on mortgage loans receivable	52,099	83,234
Provision for losses on bond portfolio	60,000	-
	112,099	83,234

Net Interest Income after Provision for Mortgage Losses	65,146	138,829

Operating Expenses	164,926	159,062

Operating (Loss) Income	(99,780)	(20,233)

Other Income	-	4,053

Net (Loss)	$ (99,780)	$ (16,180)

Basic and Diluted (Loss) Per Share	$ (0.06)	$ (0.01)

Dividends Declared Per Share	$ 0.06	$ 0.09

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$ (99,780)	$ (16,180)
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	19,173	(54,253)
Provision for losses on mortgage loans receivable	52,099	83,234
Provision for losses on bond portfolio	60,000	-
Amortization of loan origination discounts	6,000	48,188
Amortization of deferred costs	31,805	32,328
Change in assets and liabilities
Accounts receivable	(8,256)	56,775
Interest receivable	4,250	(31,558)
Prepaid expenses	5,387	(9,194)
Accounts payable	34,046	4,674
Net cash provided by operating activities	104,724	114,014

Cash Flows from Investing Activities
Investment in mortgage loans	(690,497)	(708,379)
Collections of mortgage loans	710,923	1,444,166
Investment in bonds	-	(4,053)
Proceeds from bonds	40,000	121,866
Net cash provided by investing activities	60,426	853,600

Cash Flows from Financing Activities
Proceeds from secured investor certificates	514,000	611,000
Payments on secured investor certificate maturities	(49,000)	(316,000)
Payments for deferred costs	(20,025)	(26,387)
Dividends paid	(125,836)	(167,780)
Net cash provided by financing activities	319,139	100,833

Net Increase in Cash and Equivalents	484,289	1,068,447

Cash and Equivalents - Beginning of Period	4,377,110	3,767,102

Cash and Equivalents - End of Period	$ 4,861,399	$ 4,835,549

Notes to Unaudited Financial Statements are an integral part of this Statement.

5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 100,668	$ 151,002

Interest paid	$ 499,319	$ 457,322

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$ 380,250	$ -

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2015. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

March 31, 2016

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $2,345,016 and $2,233,533 in money market fund accounts at March 31, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $63,000 and $84,000 in bonds as current assets as of March 31, 2016 and December 31, 2015, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2017 and 2016, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2016, the Company provided $1,209,026 for seventeen mortgage loans, of which eight totaling approximately $3,494,000 are three or more mortgage payments in arrears, two loans totaling approximately $1,226,000 are declared to be in default and two loans totaling approximately $611,000 are in the foreclosure process. At December 31, 2015, the Company provided $1,205,000 for eighteen mortgage loans, of which eight totaling approximately $3,724,000 were three or more mortgage payments in arrears, two loans totaling approximately $1,004,000 were declared to be in default and three loans totaling approximately $775,000 were in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2016 is as follows:

Balance at December 31, 2015	$1,204,833
Provision for additional losses	52,099
Reclassified to real estate held for sale	(29,806)
Charge-offs	(18,100)
Balance at March 31, 2016	$1,209,026

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,837,000 and $1,779,000 at March 31, 2016 and December 31, 2015, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $579,000 and $581,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at March 31, 2016 and December 31, 2015, respectively.

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

Loans totaling approximately $3,494,000 and $3,724,000 exceeded 90 days past due but continued to accrue interest at March 31, 2016 and December 31, 2015, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

Real Estate Held for Sale

As of March 31, 2016, the Company had three properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $763,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $405,000 as of March 31, 2016 after an impairment of approximately $358,000. There was an additional impairment of approximately $19,000 for one property that was acquired through foreclosure during the quarter ended March 31, 2015.

The Company sold two properties during the quarter ended March 31, 2016. The two properties were sold for approximately $380,000. The Company provided seller financing to the borrower’s. The Company realized an additional loss of approximately $52,000 on both properties as of March 31, 2016.

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

March 31, 2016

Deferred Financing Costs

The Company defers the costs related to obtaining financing. These costs are amortized over the life of the financing using the straight line method, which approximates the effective interest method.

Income (Loss) Per Common Share

No adjustments were made to income for the purpose of calculating earnings (loss) per share, as there were no potential dilutive shares outstanding.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $260,000 and $200,000 for the periods ended March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2016	Fair Value	Level 3

Bond portfolio	$10,413,428	$10,413,428

		Fair Value Measurement
December 31, 2015	Fair Value	Level 3

Bond portfolio	$10,513,428	$10,513,428

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

are callable at par by the issuer at any time, and the anticipated cash flows of the bonds, and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2015	$10,513,428
Proceeds	(40,000)
Additional Bond Fund Reserve	(60,000)
Balance at March 31, 2015	$10,413,428

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $19,173 and $193,104 for the periods ended March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value at March 31, 2016
Impaired Loans	$—	$—	$1,257,771	$1,257,771
Real estate held for resale	—	—	404,322	404,322
	$—	$—	$1,662,093	$1,662,093

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Impaired Loans	$—	$—	$1,197,302	$1,197,302
Real estate held for resale	—	—	697,422	697,422
	$—	$—	$1,894,724	$1,894,724

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

 The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2015	$1,197,302	$697,422
Additions/Acquisitions	221,683	134,173
Dispositions/Proceeds	(134,173)	(408,100)
Provision for other than temporary losses	(27,041)	(19,173)
Balance at March 31, 2016	$1,257,771	$404,322

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2016, the Company had mortgage loans receivable totaling $25,520,239. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.28% at March 31, 2016. The Company had mortgage loans receivable totaling $25,354,876 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.35% at December 31, 2015.

The Company has a portfolio of secured church bonds at March 31, 2016 and December 31, 2015, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.50% to 9.55%. The aggregate value of secured church bonds equaled approximately $10,673,000 at March 31, 2016 with a weighted average interest rate of 6.79% and approximately $10,713,000 at December 31, 2015 with a weighted average interest rate of 6.92%. These bonds are due at various maturity dates through April 2040.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2016, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2016 through March 31, 2017	$ 1,197,796	$ 64,000
April 1, 2017 through December 31, 2017	2,668,013	92,000
2018	1,377,619	131,000
2019	1,044,283	135,000
2020	1,401,704	146,000
Thereafter	17,830,824	10,105,428
	25,520,239	10,673,428
Less loan loss and bond loss allowances	(1,209,026)	(260,000)
Less deferred origination income	(341,344)	______-__
Totals	$23,969,869	$ 10,413,428

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $260,000 and $200,000 for the First and Second Mortgage Bonds both at March 31, 2016 and December 31, 2015, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.57% and 6.44% at March 31, 2015 and December 31, 2015, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $50,000 and $148,000 for the three months ended March 31, 2016 and 2015, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2016 is as follows:

April 1, 2016 through March 31, 2017	$ 4,492,000
April 1, 2017 through December 31, 2017	1,332,000
2018	4,116,000
2019	2,333,000
2020	4,058,000
Thereafter	12,380,000

Totals	$28,711,000

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $81,000 and $94,000 during the three months ended March 31, 2016 and 2015, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2016 and December 31, 2015, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 4,861,399	$ 4,861,399	$ 4,377,110	$ 4,377,110
Accounts receivable	197,865	197,865	189,609	189,609
Interest receivable	167,919	167,919	172,169	172,169
Mortgage loans receivable	23,969,869	31,261,113	23,814,699	29,054,399
Bond portfolio	10,413,428	10,413,428	10,513,428	10,513,428
Secured investor certificates	28,711,000	37,537,145	28,246,000	36,995,152

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2016

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2015 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have sixty-three first mortgage loans aggregating $25,460,425 in principal amount, two second mortgage loans totaling $59,814 in principal amount and a first mortgage bond portfolio with par values aggregating $10,105,428. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2016 Three Months Ended March 31, 2016 Compared to Fiscal 2015 Three Months Ended March 31, 2015

Our net (loss) for the three months ended March 31, 2016 and 2016 was approximately $(99,780) and $(16,180), respectively, on total interest and other income of approximately $677,000 and $712,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2016, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.28%. Our bond portfolio has an average current yield of 6.79% as of March 31, 2016. As of March 31, 2015, the average, principal-adjusted interest rate on our portfolio of loans was 8.38% and our portfolio of bonds had an average current yield of 6.95%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $499,000 and $490,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense was due to the issuance of our Series D Secured Investor Certificates. Net interest margin decreased from 31.20% to 26.20% resulting primarily from a decrease in interest and other income of approximately 4.94% and an increase in interest expense of approximately 1.97%.

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

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2016 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the three months ended March 31, 2016 of approximately $33,999 compared to approximately $28,981 for the three months ended March 31, 2015. At March 31, 2016, we provided approximately $1,209,000 for seventeen mortgage loans, of which eight are three or more mortgage payments in arrears, two loans are declared to be in default and two were in the foreclosure process. At December 31, 2015, we provided approximately $1,205,000 for seventeen mortgage loans, of which eight were three or more mortgage payments in arrears, two were declared to be in default and three were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have two second mortgage loans totaling approximately $60,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

Historically, loans in our portfolio are outstanding for an average of seven years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Operating expenses for the three months ended March 31, 2016 increased to approximately $165,000 compared to $159,000 at March 31, 2015. The increase was the result of an increase in our delinquency costs on our real estate held for sale.

Mortgage Loans and Bond Portfolio

Three new loans were funded during the three months ended March 31, 2015. Two of the loans were provided seller financing by us on real estate we held for sale totaling approximately $380,000. The third loan was additional funding to a current loan in the amount of $200,000.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The Church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We have an aggregate allowance for losses of $260,000 and $200,000 for the First and Second Mortgage Bonds at March 31, 2016 and December 31, 2015, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment of approximately $19,000 for one property that was acquired through foreclosure during the quarter ended March 31, 2016. We did not record any additional impairment on our real estate held for sale for the three month period ended March 31, 2015.

We sold two properties during the quarter ended March 31, 2016. The two properties sold for approximately $380,000. We provided seller financing to the buyer’s. We realized a loss of approximately $518,000 on both properties for the period ended March 31, 2015.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $6,000 and $60,000 in origination fees for the three months ended March 31, 2016 and 2015, respectively.

We paid a dividend of $.06 for each share held of record on May 1, 2016. The dividend, which was paid May 3, 2016, represents a 4.00% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.09 for each share held of record on April 27, 2015. The dividend, which was paid April 30, 2015, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at March 31, 2016 are primarily comprised of dividends declared as of March 31, 2016 but not yet paid and our secured investor certificates.

Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; and (iii) bonds that mature or we sell from our bond portfolio. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years. We continually review the market for other sources of capital such as a new line of credit. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

During the three months ended March 31, 2016, total assets increased by approximately $233,000 due to an increase in our cash position due to the sale of additional secured investor certificates. Current liabilities increased by approximately $1,341,000 for the three months ended March 31, 2016 due to the increase in current maturities of our secured investor certificates. Non-current liabilities increased by approximately $434,000 for the three months ended March 31, 2016 due to an increase of secured investor certificates outstanding.

For the three months ended March 31, 2016, net cash provided by operating activities decreased to approximately $105,000 from $114,000 from the comparative period ended March 31, 2015, primarily due to an decrease in loan origination discounts.

For the three months ended March 31, 2016, net cash provided by investing activities was approximately $60,000 compared to $854,000 from the comparative three months ended March 31, 2015, due to a decrease in collections of mortgage loans.

For the three months ended March 31, 2016, net cash provided by financing activities increased to approximately $319,000 from $101,000 for the comparative three months ended March 31, 2015, primarily due to an decrease in payments on maturing secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2016. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2016 filed with the Securities and Exchange Commission on May 13, 2016, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2016

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

