Form 10-Q
period 2016-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2016-08-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.………………………………………………………………….…………	2 - 3

Statements of Operations…….………………………….…………………………………	4 - 5

Statements of Cash Flows……..…………………………………………………………..	6 – 7

Notes to Financial Statements …………………………………………………………….	8- 17

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations……………………………………………………..	18– 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk…………………..	23

Items 4. Controls and Procedures……………..…………………………………………	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings……………………………………………………………….	24

Item 1A. Risk Factors………………………………….………………………………...	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………………..	24

Item 3. Defaults Upon Senior Securities…………………………………………..…….	24

Item 4. Mine Safety Disclosures………………………..…………………………..……	24

Item 5. Other Information……………………………………………………………….	24

Item 6. Exhibits………………………………………………….……………………….	24

Signatures…………………………………………………….…………………..………	26

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

June 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2016	December 31, 2015
	(Unaudited)

Current Assets
Cash and equivalents	$ 4,422,274	$ 4,377,110
Accounts receivable	206,467	189,609
Interest receivable	174,580	172,169
Current maturities of mortgage loans receivable, net of
allowance of $59,201 and $57,663 and deferred
origination fees of $21,701 and $23,406 at June
30, 2016 and December 31, 2015, respectively	1,102,477	1,134,157
Current maturities of bond portfolio	104,000	84,000
Prepaid expenses	9,132	19,904
Total current assets	6,018,930	5,976,949

Mortgage Loans Receivable, net of current maturities,
allowance of $1,210,752 and $1,147,170 and deferred
origination fees of $319,643 and $311,923 at June
30, 2016 and December 31, 2015, respectively	22,594,951	22,680,542

Bond Portfolio, net of current maturities	11,175,428	10,429,428

Real Estate Held for Sale	340,872	697,422

Deferred Offering Costs,
net of accumulated amortization of $1,039,073 and $974,991
at June 30, 2016 and December 31, 2015, respectively	858,250	861,810
Total Assets	$ 40,988,431	$ 40,646,151

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2016	December 31, 2015
	(Unaudited)

Current Liabilities
Current maturities of secured investor certificates	$ 4,639,000	$ 3,120,000
Accounts payable	27,340	29,417
Dividends payable	100,668	125,836
Total current liabilities	4,767,008	3,275,253

Deposit on real estate held for sale	-	-

Secured Investor Certificates, Series B, net of current maturities	10,792,000	13,074,000
Secured Investor Certificates, Series C	6,820,000	6,723,000
Secured Investor Certificates, Series D	6,840,000	5,329,000
Total liabilities	29,219,008	28,401,253

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
June 30, 2016 and December 31, 2015, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,360,813)	(6,885,338)
Total stockholders’ equity	11,769,423	12,244,898

Total liabilities and stockholders' equity	$ 40,988,431	$ 40,646,151

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 1,338,230	$ 1,525,893

Interest Expense	1,005,657	989,576

Net Interest Income	332,573	536,317

Provision for losses on mortgage loans receivable	144,476	96,011
Provision for losses on bond portfolio	120,000	-
	264,476	96,011

Net Interest Income after Provision for Mortgage Losses	68,097	440,306

Operating Expenses	342,236	320,990

Operating (Loss) Income	(274,139)	119,316

Other Income	-	4,053

Net (Loss)	$ (274,139)	$ 123,369

Basic and Diluted (Loss) Per Share	$ (0.16)	$ 0.07

Dividends Declared Per Share	$ 0.06	$ 0.08

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 661,666	$ 814,163

Interest Expense	506,338	499,926

Net Interest Income	155,328	314,237

Provision for losses on mortgage loans receivable	92,377	12,777
Provision for losses on bond portfolio	60,000	-
	152,377	12,777

Net Interest Income after Provision for Mortgage Losses	2,951	301,460

Operating Expenses	177,310	161,928

Operating (Loss) Income	(174,359)	139,532

Other Income	-	-

Net (Loss)	$ (174,359)	$ 139,532

Basic and Diluted (Loss) Per Share	$ (0.10)	$ 0.08

Dividends Declared Per Share	$ 0.06	$ 0.08

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$ (274,139)	$ 123,369
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	(62,043)	-
Provision for losses on mortgage loans receivable	144,476	96,011
Provision for losses on bond portfolio	120,000	-
Amortization of loan origination discounts	6,000	(69,094)
Amortization of deferred costs	64,082	66,293
Change in assets and liabilities
Accounts receivable	(16,858)	72,497
Interest receivable	(2,411)	(34,325)
Prepaid expenses	10,772	(8,517)
Accounts payable	38,156	19,149
Net cash (used for) provided by operating activities	28,035	265,383

Cash Flows from Investing Activities
Investment in mortgage loans	(690,497)	(1,058,803)
Collections of mortgage loans	1,035,652	3,553,540
Investment in bonds	(930,000)	(1,300,053)
Proceeds from bonds	44,000	134,866
Net cash (used for) provided by investing activities	(540,845)	1,329,550

Cash Flows from Financing Activities
Proceeds from secured investor certificates	996,000	1,257,000
Payments on secured investor certificate maturities	(151,000)	(625,000)
Payments for deferred costs	(60,522)	(77,138)
Dividends paid	(226,504)	(318,781)
Net cash provided by financing activities	557,974	236,081

Net Increase in Cash and Equivalents	45,164	1,831,014

Cash and Equivalents - Beginning of Period	4,377,110	3,767,102

Cash and Equivalents - End of Period	$ 4,422,274	$ 5,598,116

Notes to Unaudited Financial Statements are an integral part of this Statement.

6

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2016

For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 100,668	$ 83,890

Interest paid	$ 942,575	$ 923,283

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$ 340,872	$ -

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $1,878,283 and $2,233,533 in money market fund accounts at June 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $104,000 and $84,000 in bonds as current assets as of June 30, 2016 and December 31, 2015, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2017 and 2016, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At June 30, 2016, the Company provided $1,269,953 for seventeen mortgage loans, of which seven totaling approximately $3,483,402 are three or more mortgage payments in arrears, two loans totaling $1,225,659 are declared to be in default and two loans totaling $610,758 are in the foreclosure process. At December 31, 2015, the Company provided $1,205,000 for eighteen mortgage loans, of which eight totaling approximately $3,724,000 were three or more mortgage payments in arrears, two loans totaling approximately $1,004,000 were declared to be in default and three loans totaling approximately $775,000 were in the foreclosure process.

A summary of transactions in the allowance for credit losses for the six months ended June 30, 2016 is as follows:

Balance at December 31, 2015	$ 1,204,833
Provision for additional losses	144,476
Reclassified to real estate held for sale	(29,806)
Charge-offs	(49,550)
Balance at June 30, 2016	$ 1,269,953

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,836,000 and $1,779,000 at June 30, 2016 and December 31, 2015, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $640,000 and $581,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at June 30, 2016 and December 31, 2015, respectively.

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

Loans totaling approximately $3,484,000 and $3,724,000 exceeded 90 days past due but continued to accrue interest at June 30, 2016 and December 31, 2015, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of June 30, 2016, the Company had two properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $618,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $341,000 as of June 30, 2016 after an impairment of approximately $277,000.

The Company sold one property acquired through foreclosure for approximately $32,000 for the quarter ended June 30, 2016.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $320,000 and $200,000 for the periods ended June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
June 30, 2016	Fair Value	Level 3

Bond portfolio	$11,279,428	$11,279,428

		Fair Value Measurement
December 31, 2015	Fair Value	Level 3

Bond portfolio	$10,513,428	$10,513,428

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2015	$10,513,428
Purchases	930,000
Proceeds	(44,000)
Additional Bond Fund Reserve	(120,000)
Balance at June 30, 2016	$11,279,428

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $48,979 and $193,104 for the periods ended June 30, 2016 and December 31, 2015, respectively. A reduction in impairment charges of approximately $62,000 occurred due to the sale of one property held for sale for the quarter ended June 30, 2016.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value at June 30, 2016
Impaired Loans	$—	$—	$1,196,884	$1,196,884
Real estate held for resale	—	—	340,872	340,872
	$—	$—	$1,537,756	$1,537,756

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Impaired Loans	$—	$—	$1,197,302	$1,197,302
Real estate held for resale	—	—	697,422	697,422
	$—	$—	$1,894,724	$1,894,724

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2015	$1,197,302	$697,422
Additions/Acquisitions	221,683	134,173
Dispositions/Proceeds	(134,173)	(471,550)
Provision for other than temporary losses	(87,968)	(19,173)
Balance at June 30, 2016	$1,196,844	$340,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2016, the Company had mortgage loans receivable totaling $25,385,516. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.28% at June 30, 2016. The Company had mortgage loans receivable totaling $25,354,876 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.35% at December 31, 2015.

The Company has a portfolio of secured church bonds at June 30, 2016 and December 31, 2015, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.50% to 9.55%. The aggregate value of secured church bonds equaled approximately $11,599,000 at June 30, 2016 with a weighted average interest rate of 6.78% and approximately $10,713,000 at December 31, 2015 with a weighted average interest rate of 6.92%. These bonds are due at various maturity dates through April 2040.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2016, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2016 through June 30, 2017	$ 1,183,379	$ 104,000
July 1, 2017 through December 31, 2017	2,470,916	56,000
2018	1,377,619	139,000
2019	1,044,283	144,000
2020	1,401,704	156,000
Thereafter	17,830,824	11,000,428
	25,308,725	11,599,428
Less loan loss and bond loss allowances	(1,269,953)	(320,000)
Less deferred origination income	(341,344)	______-__
Totals	$23,697,428	$ 11,279,428

The Company currently owns $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. Agape has missed two quarterly interest payments to all bondholders for the six month period ended June 30, 2016. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $320,000 and $200,000 for the First and Second Mortgage Bonds both at June 30, 2016 and December 31, 2015, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.66% and 6.44% at March 31, 2016 and December 31, 2015, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $174,000 and $356,000 for the three months ended June 30, 2016 and 2015, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2016 is as follows:

July 1, 2016 through June 30, 2017	$ 4,149,000
July 1, 2017 through December 31, 2017	884,000
2018	4,116,000
2019	2,333,000
2020	4,058,000
Thereafter	13,551,000

Totals	$29,091,000

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $80,000 and $91,000 for the three months ended June 30, 2016 and 2015, respectively and management fees of approximately $160,000 and $185,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of June 30, 2016 and December 31, 2015, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 4,422,274	$ 4,422,274	$ 4,377,110	$ 4,377,110
Accounts receivable	206,487	206,487	189,609	189,609
Interest receivable	174,580	174,580	172,169	172,169
Mortgage loans receivable	23,697,428	31,019,647	25,354,876	29,054,399
Bond portfolio	11,279,428	11,279,428	10,713,428	10,713,428
Secured investor certificates	29,091,000	39,371,898	28,246,000	36,995,152

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

We currently have sixty-three first mortgage loans aggregating $25,326,191 in principal amount, two second mortgage loans totaling $59,325 in principal amount and a first mortgage bond portfolio with par values aggregating $11,599,428. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2016 Six Months Ended June 30, 2016 Compared to Fiscal 2015 Six Months Ended June 30, 2015

Our net (loss) income for the six months ended June 30, 2016 and 2015 was approximately $(274,139) and $123,369, respectively, on total interest and other income of approximately $1,338,230 and $1,525,893, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2016, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.28%. Our bond portfolio has an average current yield of 6.78% as of June 30, 2016. As of June 30, 2015, the average, principal-adjusted interest rate on our portfolio of loans was 8.41% and our portfolio of bonds had an average current yield of 7.37%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $1,005,657 and $989,576 for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense was due to the issuance of our Series D Secured Investor Certificates. Net interest margin decreased from 35.14% to 24.85% resulting primarily from a decrease in interest and other income of approximately 14.02% and an increase in interest expense of approximately 1.62%.

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

Allowance for losses on mortgage loans receivable increased during the six months ended June 30, 2016 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the six months ended June 30, 2016 of approximately $94,926 compared to approximately $41,578 for the six months ended June 30, 2015. At June 30, 2016, we provided approximately $1,270,000 for seventeen mortgage loans, of which seven are three or more mortgage payments in arrears, two loans are declared to be in default and two were in the foreclosure process. At December 31, 2015, we provided approximately $1,205,000 for eighteen mortgage loans, of which eight were three or more mortgage payments in arrears, two were declared to be in default and three were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have two second mortgage loans totaling approximately $59,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the six months ended June 30, 2016 increased to approximately $342,000 compared to $321,000 at June 30, 2015. The increase was the result of an increase in interest expense on our Secured Investor Certificates.

Fiscal 2016 Second Quarter Compared to Fiscal 2015 Second Quarter

The Company had a net loss of approximately ($174,000) for the three months ended June 30, 2016 and had net income of approximately $139,000 for the three months ended June 30, 2015, on total interest and other income of approximately $662,000 and $814,000, respectively. Interest expense was approximately $506,000 and $500,000 for the three months ended June 30, 2016 and 2015, respectively. The decrease in net interest income was approximately $159,000. In addition, the Company experienced an increase in provisions for losses on its bond portfolio of approximately $60,000 for the three month period ended June 30, 2016.

Operating expenses for the three months ended June 30, 2016 increased to approximately $177,000 compared to $162,000 at June 30, 2015. The increase in operating expenses is due to increases in real estate impairment, legal fees and costs associated with real estate held for sale.

Mortgage Loans and Bond Portfolio

Three new loans were funded during the six months ended June 30, 2016. Two of the loans were provided seller financing by us on real estate we held for sale totaling approximately $380,000. The third loan was additional funding to a current loan in the amount of $200,000.

We currently own $637,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The Church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. Agape has missed two quarterly interest payments to all bondholders for the six month period ended June 30, 2106. We, along with all other bondholders, have a superior lien over all other creditors. We have an aggregate allowance for losses of $320,000 and $200,000 for the First and Second Mortgage Bonds at June 30, 2016 and December 31, 2015, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment of approximately $19,000 for one property that was acquired through foreclosure during the six months ended June 30, 2016. We did not record any additional impairment on our real estate held for sale for the six month period ended June 30, 2016.

We sold two properties during the six month period ended June 30, 2016. The two properties sold for approximately $380,000. We provided seller financing to the buyers. We realized a loss of approximately $518,000 on both properties for the six month period ended June 30, 2016.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $6,000 and $60,000 in origination fees for the six months ended June 30, 2016 and 2015, respectively.

We paid a dividend of $.06 for each share held of record on May 1, 2016. The dividend, which was paid May 3, 2016, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.06 for each share held of record on July 30, 2016. The dividend, which was paid August 1, 2016, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities at June 30, 2016 are primarily comprised of dividends declared as of June 30, 2016 but not yet paid and our secured investor certificates.

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

During the six months ended June 30, 2016, total assets increased by approximately $342,000 due to an increase in our cash position due to the sale of additional secured investor certificates. Current liabilities increased by approximately $1,492,000 for the six months ended June 30, 2016 due to the increase in current maturities of our secured investor certificates. Non-current liabilities increased by approximately $818,000 for the six months ended June 30, 2016 due to an increase of secured investor certificates outstanding.

For the six months ended June 30, 2016, net cash (used for) provided by operating activities decreased to approximately $(3,415) from $265,383 from the comparative period ended June 30, 2015, primarily due to an increase in our provision for losses on our bond portfolio.

For the six months ended June 30, 2016, net cash (used for) provided by investing activities was approximately (509,000) compared to 1,330,000 from the comparative six months ended June 30, 2015, due to a decrease in collections of mortgage loans.

For the six months ended June 30, 2016, net cash provided by financing activities increased to approximately $558,000 from $236,000 for the comparative six months ended June 30, 2015, primarily due to an decrease in payments on maturing secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2016. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
24

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2016 filed with the Securities and Exchange Commission on August 12, 2016, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

26