Form 10-Q
period 2016-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2016-11-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2016
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.……………………………………………………………………..…………	2 - 3

Statements of Operations…….…………………………….…………………………………	4 - 5

Statements of Cash Flows……..……………………………………………………………..	6 - 7

Notes to Financial Statements…..……………………………………………….……………	8 - 18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations………….…………………………………………….	19 – 23

Items 4. Controls and Procedures……………..……………………………………………..	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………………….	25

Item 1A. Risk Factors………………………………….……………………………………...	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………..	25

Item 3. Defaults Upon Senior Securities………………………………………………..…….	25

Item 4. Mine Safety Disclosures……………………………..………………………………	25

Item 5. Other Information…………………………………………………………………….	25

Item 6. Exhibits………………………………………………….…………………………….	25 - 26

Signatures………………………………………………………….…………………..………	27

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2016	December 31, 2015
	(Unaudited)

Current Assets
Cash and equivalents	$ 4,483,963	$ 4,377,110
Accounts receivable	220,116	189,609
Interest receivable	172,526	172,169
Current maturities of mortgage loans receivable, net of
allowance of $41,075 and $57,663 and deferred
origination fees of $21,150 and $23,406 at September
30, 2016 and December 31, 2015, respectively	731,949	1,134,157
Current maturities of bond portfolio	104,000	84,000
Prepaid expenses	4,156	19,904
Total current assets	5,716,710	5,976,949

Mortgage Loans Receivable, net of current maturities,
allowance of $1,245,714 and $1,147,170 and deferred
origination fees of $323,644 and $311,923 at September
30, 2016 and December 31, 2015, respectively	22,483,059	22,680,542

Bond Portfolio, net of current maturities	11,115,616	10,429,428

Real Estate Held for Sale	340,872	697,422

Deferred Offering Costs,
net of accumulated amortization of $1,071,323 and $974,991
at September 30, 2016 and December 31, 2015, respectively	842,915	861,810
Total Assets	$ 40,499,172	$ 40,646,151

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2016	December 31, 2015
	(Unaudited)

Current Liabilities
Current maturities of secured investor certificates	$ 4,005,000	$ 3,120,000
Accounts payable	22,844	29,417
Dividends payable	100,668	125,836
Total current liabilities	4,128,512	3,275,253

Deposit on real estate held for sale	-	-

Secured Investor Certificates, Series B, net of current maturities	11,147,000	13,074,000
Secured Investor Certificates, Series C, net of current maturities	6,765,000	6,723,000
Secured Investor Certificates, Series D	6,840,000	5,329,000
Total liabilities	28,880,512	28,401,253

Stockholders’ Equity
Common stock, par value $.01 per share
Authorized, 30,000,000 shares
Issued and outstanding, 1,677,798 shares at
September 30, 2016 and December 31, 2015, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,511,576)	(6,885,338)
Total stockholders’ equity	11,618,660	12,244,898

Total liabilities and stockholders' equity	$ 40,499,172	$ 40,646,151

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 1,989,106	$ 2,254,675

Interest Expense	1,518,067	1,493,017

Net Interest Income	471,039	761,658

Provision for losses on mortgage loans receivable	161,312	142,120
Provision for losses on bond portfolio	180,000	-
	341,312	142,120

Net Interest Income after Provision for Mortgage Losses	129,727	619,538

Operating Expenses	453,961	472,406

Operating (Loss) Income	(324,234)	147,132

Other Income	-	4,053

Net (Loss) Income	$ (324,234)	$ 151,185

Basic and Diluted (Loss) Income Per Share	$ (0.19)	$ 0.09

Dividends Declared Per Share	$ 0.06	$ 0.18

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 650,876	$ 728,782

Interest Expense	512,411	503,441

Net Interest Income	138,465	225,341

Provision for losses on mortgage loans receivable	16,836	46,108
Provision for losses on bond portfolio	60,000	-
	76,836	46,108

Net Interest Income after Provision for Mortgage Losses	61,629	179,233

Operating Expenses	111,724	154,616

Operating (Loss) Income	(50,095)	24,617

Other Income	-	-

Net (Loss) Income	$ (50,095)	$ 24,617

Basic and Diluted (Loss) Income Per Share	$ (0.03)	$ 0.01

Dividends Declared Per Share	$ 0.06	$ 0.04

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$ (324,234)	$ 150,185
Adjustments to reconcile net income to net cash
from operating activities:
Impairment on real estate held for sale	(62,043)	103,623
Provision for losses on mortgage loans receivable	161,312	142,120
Provision for losses on bond portfolio	180,000	-
Amortization of loan origination discounts	9,450	(141,773)
Amortization of deferred costs	96,332	97,695
Change in assets and liabilities
Accounts receivable	(30,507)	54,144
Interest receivable	(357)	(34,009)
Prepaid expenses	15,748	(2,817)
Accounts payable	(43,131)	50,831
Net cash provided by operating activities	2,570	419,999

Cash Flows from Investing Activities
Investment in mortgage loans	(697,447)	(1,242,335)
Collections of mortgage loans	1,581,527	4,470,581
Investment in bonds	(965,000)	(1,406,053)
Proceeds from bonds	78,812	142,275
Net cash (used for) provided by investing activities	(2,108)	1,964,468

Cash Flows from Financing Activities
Proceeds from secured investor certificates	996,000	1,593,000
Payments on secured investor certificate maturities	(485,000)	(1,034,000)
Payments for deferred costs	(77,437)	(104,192)
Dividends paid	(327,172)	(402,672)
Net cash provided by financing activities	106,391	52,136

Net Increase in Cash and Equivalents	106,853	2,436,603

Cash and Equivalents - Beginning of Period	4,377,110	3,767,102

Cash and Equivalents - End of Period	$ 4,483,963	$ 6,203,705

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 100,668	$ 67,112

Interest paid	$ 1,421,735	$ 1,395,322

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$ 340,872	$ -

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

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

September 30, 2016

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $1,169,528 and $2,233,533 in money market fund accounts at September 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $104,000 and $84,000 in bonds as current assets as of September 30, 2016 and December 31, 2015, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2017 and 2016, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2016, the Company provided $1,286,789 for seventeen mortgage loans, of which seven totaling approximately $3,460,000 are three or more mortgage payments in arrears, three loans totaling $1,225,659 are declared to be in default and two loans totaling $623,648 are in the foreclosure process. At December 31, 2015, the Company provided $1,205,000 for eighteen mortgage loans, of which eight totaling approximately $3,724,000 were three or more mortgage payments in arrears, two loans totaling approximately $1,004,000 were declared to be in default and three loans totaling approximately $775,000 were in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

A summary of transactions in the allowance for credit losses for the nine months ended September 30, 2016 is as follows:

Balance at December 31, 2015	$1,204,833
Provision for additional losses	161,312
Reclassified to real estate held for sale	(29,806)
Charge-offs	(49,550)
Balance at September 30, 2016	$1,286,789

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,849,000 and $1,779,000 at September 30, 2016 and December 31, 2015, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $652,000 and $581,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at September 30, 2016 and December 31, 2015, respectively.

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

Loans totaling approximately $3,460,000 and $3,724,000 exceeded 90 days past due but continued to accrue interest at September 30, 2016 and December 31, 2015, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

Real Estate Held for Sale

As of September 30, 2016, the Company had two properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $618,000. The Company has listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $341,000 as of September 30, 2016 after an impairment of approximately $277,000.

The Company sold one property acquired through foreclosure for approximately $32,000 during the nine months ended September 30, 2016.

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

September 30, 2016

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $380,000 and $200,000 for the periods ended September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2016	Fair Value	Level 3

Bond portfolio	$11,219,616	$11,219,616

		Fair Value Measurement
December 31, 2015	Fair Value	Level 3

Bond portfolio	$10,513,428	$10,513,428

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds, and uses

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2015	$10,513,428
Purchases	965,000
Proceeds	(78,812)
Additional Bond Fund Reserve	(180,000)
Balance at September 30, 2016	$11,219,616

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $48,979 and $193,104 for the periods ended September 30, 2016 and December 31, 2015, respectively. A reduction in impairment charges of approximately $62,000 occurred due to the sale of one property held for sale during the nine months ended September 30, 2016.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value at September 30, 2016
Impaired Loans	$—	$—	$1,184,625	$1,184,625
Real estate held for resale	—	—	340,872	340,872
	$—	$—	$1,525,497	$1,525,497

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Impaired Loans	$—	$—	$1,197,302	$1,197,302
Real estate held for resale	—	—	697,422	697,422
	$—	$—	$1,894,724	$1,894,724

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2015	$1,197,302	$697,422
Additions/Acquisitions	221,683	134,173
Dispositions/Proceeds	(134,173)	(471,550)
Provision for other than temporary losses	(100,187)	(19,173)
Balance at September 30, 2016	$1,184,625	$340,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2016, the Company had mortgage loans receivable totaling $24,879,522. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.27% at September 30, 2016. The Company had mortgage loans receivable totaling $25,354,876 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.35% at December 31, 2015.

The Company has a portfolio of secured church bonds at September 30, 2016 and December 31, 2015, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.50% to 9.75%. The aggregate value of secured church bonds equaled approximately $11,600,000 at September 30, 2016 with a weighted average interest rate of 6.73% and approximately $10,713,000 at December 31, 2015 with a weighted average interest rate of 6.92%. These bonds are due at various maturity dates through May 2046.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2016, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2016 through September 30, 2017	$ 794,175	$ 104,000
October 1, 2017 through December 31, 2017	2,380,015	41,000
2018	1,340,662	139,000
2019	1,355,748	144,000
2020	1,380,671	156,000
Thereafter	17,595,321	11,015,616
	24,846,591	11,599,616
Less loan loss and bond loss allowances	(1,286,789)	(380,000)
Less deferred origination income	(344,794)	______-__
Totals	$23,215,008	$ 11,219,616

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

The Company currently owns $627,000 First Mortgage Bonds and $487,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. Agape has missed two quarterly interest payments to all bondholders for the nine month period ended September 30, 2016. A principal distribution of approximately $20,000 was made during the quarter ended September 30, 2016 reducing the principal balance outstanding. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate allowance for losses of $380,000 and $200,000 for the First and Second Mortgage Bonds both at September 30, 2016 and December 31, 2015, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.66% and 6.44% at September 30, 2016 and December 31, 2015, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $231,000 and $356,000 for the three months ended September 30, 2016 and 2015, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at September 30, 2016 is as follows:

October 1, 2016 through September 30, 2017	$ 4,005,000
October 1, 2017 through December 31, 2017	463,000
2018	4,116,000
2019	2,333,000
2020	4,058,000
Thereafter	13,782,000

Totals	$28,757,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $78,000 and $80,000 for the three months ended September 30, 2016 and 2015, respectively and management fees of approximately $238,000 and $265,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2016 and December 31, 2015, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$4,483,963	$4,483,963	$4,377,110	$4,377,110
Accounts receivable	220,116	220,116	189,609	189,609
Interest receivable	172,526	172,526	172,169	172,169
Mortgage loans receivable	24,879,552	30,214,164	25,354,876	29,054,399
Bond portfolio	11,599,616	11,599,616	10,713,428	10,713,428
Secured investor certificates	28,757,000	40,614,165	28,246,000	36,995,152

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

September 30, 2016

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations; (ii) our business and operating strategies; (iii) the mortgage loan industry and the financial status of religious organizations; (iv) our financing plans; and other risks detailed in the Company’s other periodic reports filed with the Securities and Exchange Commission. The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

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

We currently have sixty-one first mortgage loans aggregating $24,837,700 in principal amount, two second mortgage loans totaling $58,891 in principal amount and a first mortgage bond portfolio with par values aggregating $11,599,616. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2016 Nine Months Compared to Fiscal 2015 Nine Months

Our net (loss) income for the nine months ended September 30, 2016 and 2015 was approximately $(324,000) and $150,000, respectively, on total interest and other income of approximately $1,989,000 and $2,255,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2016, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.27%. Our bond portfolio has an average current yield of 6.73% as of September 30, 2016. As of September 30, 2015, the average, principal-adjusted interest rate on our portfolio of loans was 8.36% and our portfolio of bonds had an average current yield of 6.93%. The decrease in interest income was due to the scheduled repayment of mortgage loans and the maturation and redemption of some of the bonds in our portfolio.

Interest expense was approximately $1,518,000 and $1,493,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense was due to the sale and issuance of our secured investor certificates. Net interest margin decreased from 33.78% to 23.68% resulting primarily from an decrease in interest and other income of approximately 11.78% and an increase in interest expense of approximately 1.68%.

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

Allowance for losses on mortgage loans receivable increased during the nine months ended September 30, 2016 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2016 of approximately $161,000 compared to approximately $142,000 for the nine months ended September 30, 2015. At September 30, 2016, we provided approximately $1,286,789 for seventeen mortgage loans, of which seven are three or more mortgage payments in arrears, three loans have been declared to be in default and two are in the foreclosure process. At December 31, 2015, we provided approximately $1,205,000 for eighteen mortgage loans, of which eight were three or more mortgage payments in arrears, two loans have been declared to be in default and two were in the foreclosure process.

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

Operating expenses for the nine months ended September 30, 2016 decreased to approximately $454,000 compared to $473,000 at September 30, 2015. The decrease is primarily the result of reduced real estate impairment reserve in 2016.

Fiscal 2016 Third Quarter Compared to Fiscal 2015 Third Quarter

The Company had a net loss of approximately $(50,000) for the three months ended September 30, 2016 and had net income of approximately $25,000 for the three months ended September 30, 2015, on total interest and other income of approximately $651,000 and $729,000, respectively. Interest expense was approximately $512,000 and $503,000 for the three months ended September 30, 2016 and 2015, respectively. The decrease in net interest income was approximately $87,000. In addition, the Company experienced an increase in provisions for losses on its bond portfolio of approximately $60,000 for the three month periods ended September 30, 2016.

Operating expenses for the three months ended September 30, 2016 decreased to approximately $112,000 compared to $155,000 at September 30, 2015. The decrease in operating expenses is due to decreases in monthly bank charges and legal fees and costs associated with real estate held for sale.

Mortgage Loans and Bond Portfolio

Three new loans were funded during the nine months ended September 30, 2016. Two of the loans were provided seller financing by us on real estate we held for sale totaling approximately $380,000. The third loan was additional funding to a current loan in the amount of $200,000. In addition, two loans totaling approximately $307,000 paid off during the nine months ended September 30, 2016.

We currently own $627,000 First Mortgage Bonds and $487,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The Church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. Agape has missed three quarterly interest payments to all bondholders for the nine month period ended September 30, 2106. We, along with all other bondholders, have a superior lien over all other creditors. We have an aggregate allowance for losses of $380,000 and $200,000 for the First and Second Mortgage Bonds at September 30, 2016 and December 31, 2015, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held For Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional impairment on our real estate held for sale of approximately $19,000 and $104,000 for the nine month period ended September 30, 2016 and 2015, respectively. This additional impairment was to properly reflect the value of two of our properties we believe we will recover in a sale.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned approximately $6,000 and $0 in origination fees for the nine months ended September 30, 2016 and 2015, respectively.

Our Board of Directors declared a dividend of $.06 for each share held of record on May 1, 2016. The dividend, which was paid May 3, 2016, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.06 for each share held of record on July 30, 2016. The dividend, which was paid August 1, 2016, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.06 for each share held of record on September 28, 2016. The dividend, which was paid October 31, 2016, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our current liabilities at September 30, 2016 are primarily comprised of current maturities of our secured investor certificates.

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

In July 2014, we filed with the Securities and Exchange Commission a registration statement to offer $10,000,000 worth of Series D Secured Investor Certificates to qualified investors. The offering was declared effective August 12, 2014. At September 30, 2016, approximately $5,045,000 has been collected from the issuance of 5,045 Series D certificates (less underwriting fees). The proceeds are being used to fund new mortgage loans and pay down maturing certificates. We may also use proceeds from the sale of secured investor certificates to pay dividends, if needed.

During the nine months ended September 30, 2016, total assets decreased by approximately $147,000 due to a decrease in loans outstanding which was offset by an increase in cash. Current liabilities increased by approximately $853,000 for the nine months ended September 30, 2016 due to an increase in current maturities of our secured investor certificates. Non-current liabilities increased by $479,000 for the nine months ended September 30, 2016 due to an increase of secured investor certificates outstanding.

For the nine months ended September 30, 2016, net cash provided by operating activities decreased to approximately $3,000 from $420,000 from the comparative period ended September 30, 2015, primarily due to an increase in our provision for losses on our bond portfolio.

For the nine months ended September 30, 2016, net cash (used for) provided by investing activities was approximately $(2,000) compared to cash provided by investing activities of approximately $1,964,000 from the comparative nine months ended September 30, 2015. This decrease was due to an decrease in collections from mortgage loans of approximately $2,889,000.

For the nine months ended September 30, 2016, net cash provided by financing activities increased to approximately $106,000 from $52,000 for the comparative nine months ended September 30, 2015, primarily due to an decrease in issuance of our secured investor certificates which was offset by a decrease in payments on our secured investor certificates.

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

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2016. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

As of the end of the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2016 filed with the Securities and Exchange Commission on November 15, 2016, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2016 and 2015; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       November 15, 2016

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)