Form 10-K
period 2016-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2017-03-31
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year Ended December 31, 2016

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

Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,959,603, based upon the closing sales price of the registrant’s common stock on such date as quoted by the Pink OTC Markets Inc. (the “Pink Sheets”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2016
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2017 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and December 31, 2016, we have made 190 loans to 160 churches approximating $97,592,503, with the average principal amount of such loans being $514,000. Of the 190 loans we have made, 103 loans totaling $57,412,727 have been repaid early by the borrowing churches. We also own, as of December 31, 2016, $11,941,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 287 church bond financings, in which approximately $546,350,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,904,000.

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

Public Offerings - Secured Investor Certificates

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates (File No. 333-154831). The offering was declared effective by the SEC on August 12, 2014 and was subsequently renewed with an effective date of September 23, 2016. The Series D certificates are offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. At December 31, 2016, approximately 7,296 Series D certificates had been issued for $7,296,000.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.47% and 6.44% at December 31, 2016 and 2015, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $831,000 and $958,000 for the years ended December 31, 2016 and 2015, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2016 and 2015. There were $13,808,000 and $16,012,000 representing 13,808 and 16,012 in outstanding Series B secured investor certificates as of December 31, 2016 and 2015, respectively and there were $6,820,000 and $6,905,000 representing 6,820 and 6,905 in outstanding Series C secured investor certificates at December 31, 2016 and 2015, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 21, 2016. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 21, 2016, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2016, we had twelve first mortgage loans totaling approximately $5,302,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances. We have initiated foreclosure proceedings on two of these loans and expect to take possession of these two churches and list their property for sale. In addition, we have foreclosed and have taken possession of two properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $618,000 and have listed the properties for sale through local realtors. The fair value of the properties, which represents the carrying value, was $340,000 at December 31, 2016 after an impairment reserve of approximately $277,000.

As of December 31, 2015, we had eighteen first mortgage loans totaling approximately $5,503,000 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of four properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $1,497,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $697,000 at December 31, 2015.

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

Operations

Our operations currently are located in the 1,500 square foot offices of the Advisor’s affiliate, American Investors Group, Inc., 10237 Yellow Circle Drive, Minnetonka, Minnesota 55343. These facilities are being leased by American Investors Group, Inc. The lease expires December 31, 2017. We are not separately charged any rent for our use of these facilities, or for our use of computers, copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our shareholders.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2016 by other broker-dealers at prices as low as $1.61 per share and as high as $2.90 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2016, we have two properties acquired through foreclosure, and one via deed in lieu of foreclosure, with outstanding loan balances totaling approximately $618,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The property we received a deed in lieu of foreclosure is available for sale, however it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. None of these properties are generating revenue except for one where the Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each foreclosed property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The property we received a deed in lieu of foreclosure is being carried at the fair market value. The fair value of our real estate held for sale, which represents the carrying value, is approximately $341,000 as of December 31, 2016 after an impairment reserve of approximately $277,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Descriptions of the four properties we have acquired through foreclosure, and one via deed in lieu of foreclosure, are listed below.

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

Foreclosure of a $164,000 loan was completed on a church located in Detroit, Michigan in March 2016. The Company has taken possession of the property and has listed it for sale through a local realtor. The property is included in Real Estate Held for Sale at December 31, 2016 at $115,000. The property is zoned as a commercial property.

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property ($360,000) versus the amount owed to us ($238,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2015. This property is located in a residential area.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of March 31, 2017, 1,677,798 shares of our common stock and $27,902,000 of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2016 and 2015. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2016 or 2015.

	High	Low
Calendar Year 2016
First Quarter	$2.50	$2.15
Second Quarter	$2.60	$2.10
Third Quarter	$2.90	$2.13
Fourth Quarter	$2.75	$1.61

Calendar Year 2015
First Quarter	$4.49	$3.86
Second Quarter	$4.29	$4.00
Third Quarter	$4.00	$3.32
Fourth Quarter	$3.70	$2.10

Holders of Our Common Shares

As of March 31, 2017, we had 619 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2016 and 2015 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2016	2015	2016	2015
March 31	$.060	$.090	2.40%	3.60%
June 30	$.060	$.050	2.40%	2.00%
September 30	$.060	$.040	2.40%	1.60%

20

	2016	2015	2016	2015
December 31	$.060	$.075	2.40%	3.00%
Totals:	$.255	$.255	2.40%	2.50%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2016, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to shareholders for the tax year 2016 were non-dividend distributions due to the realized (carry-forward) loss totaling approximately $807,000 and additional carry forward losses on three first mortgage loans totaling approximately $767,000 in 2016. We expect dividends paid in 2017 to be 100% non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,829,000.

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

Financial Condition

Our total assets decreased from $40,646,151 at December 31, 2015 to $39,566,638 at December 31, 2016. The primary reason for the decrease in total assets from December 31, 2015 through December 31, 2016 was a decrease in mortgage loans outstanding. Stockholders’ equity decreased from $12,244,898 at December 31, 2015 to $11,505,019 at December 31, 2016. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $403,000 and a net loss of ($337,207). Our primary liabilities at December 31, 2016 and 2015 were our secured investor certificates, which were $27,924,000 and $28,246,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid before the 30th day of the ensuing month. We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2017. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

Comparison of the Fiscal Years ended December 31, 2016 and 2015

The following table shows the results of our operations for fiscal 2016 and 2015:

	For the Year Ended December 31,

Statement of Operations Data	2016	2015

Interest and other income	$2,698,186	$2,936,326
Interest expense	2,025,000	1,997,249
Net interest income	673,186	939,077
Total provision for losses on mortgage loans and bonds	155,056	188,634
Net interest income after provision for mortgage and bonds losses	518,130	750,443
Operating expenses	855,337	792,730
Total operating expenses	855,337	792,730
Operating loss	(337,207)	(42,287)
Other income	-	4,053
Net loss	$(337,207)	$(38,234)
Basic and diluted loss per share	$(0.20)	$(0.02)

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 83 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 5.685% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net (loss) for our year ended December 31, 2016 was $(337,207) on total interest and other income of $2,698,186 compared to net loss of $(38,234) on total interest and other income of $2,936,326 for the year ended December 31, 2015. The increase in net (loss) was primarily due to the payoff of first mortgage loans, which reduced our interest-earning assets during 2016.

Net interest income earned on the Company's portfolio of loans was $673,186 for the year ended December 31, 2016, compared to $939,077 for 2015. The decrease in net interest income was due to the decrease in interest income of approximately $238,000. Excluded from revenue for the year ended December 31, 2016 is $13,160 of origination income, or

“points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2016 were $565,887 compared to $792,730 for our fiscal year ended December 31, 2015. The decrease in operating expenses was primarily a result of a decrease in overall operating expenses involving legal, accounting and our real estate impairment reserve totaling approximately $195,000.

Our Board of Directors declared dividends of $.060 for each share of record on May 1, 2016, $.060 for each share of record on July 30, 2016, $.060 for each shares of record on October 28, 2016 and $.060 for each shares of record on January 28, 2017. Based on the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and assuming a share purchase price of $10.00, the dividends paid represented a 2.50% annual yield in 2016. 100% of the dividends paid to shareholders for the tax year 2016 were non-dividend distributions due to the realized (carry-forward) loss of $806,753 and additional realized losses of $1,062,576 on three first mortgage loans of which two were provided seller financing by us and one was sold for cash. We expect dividends paid in 2017 to be 100% non-dividend distributions due to the realized (carry-forward) losses totaling approixmately $1,829,000 for the period ended December 31, 2016.

We choose to distribute income from ongoing operations in the form of dividends to shareholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to shareholders for the periods ended December 31, 2016 and 2015. Any amount distributed to shareholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2016	December 31, 2015

Net Taxable Income	$40,077	$159,107
Net Income From Operations (before items)	$215,572	$347,054
Total Dividend Distributions	$402,672	$427,839
Principal Distribution	$187,100	$80,785
Number of Shares Outstanding	1,667,798	1,667,798
Amount of Principal Distributed per Share	$0.11	$0.05

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

Currently, our bond portfolio comprises 30% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $11,941,000 as of December 31, 2016 and was approximately $10,713,000 as of December 31, 2015. We earned approximately $715,000 on our bond portfolio in 2016 and approximately $625,000 in 2015.

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

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 of Series “D” Secured Investor Certificates. The Securities and Exchange Commission declared our registration statement effective on August 12, 2014. The offering was subsequently renewed with an effective date of September 23, 2016. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates. Certificates are being offered with maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivables approximately the same value. Our future capital needs are expected to be met by (i) future public offerings of our shares and/or our certificates; and (ii) the repayment of existing loans and bonds and potential sale of bonds. We continually review the market for other sources of capital such as a new line of credit.

We anticipate that funds from maturing loans will equal or exceed obligations due on our certificates during 2017. To the extent necessary, we will seek short-term financing or a new working capital facility to meet any short-term cash requirements, which we currently expect would be minimal. We expect to use any extra cash available to us to fund new loans.

The table below shows the principal amount of loans and bonds to be paid during 2017 and the number of secured investor certificates maturing in 2017. We have approximately $3,383,000 in cash on hand to pay maturing certificates. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio or future public offerings of our share and/or our certificates.

Fiscal Year 2017

Contractual maturity schedule mortgage loans	$789,363
Contractual maturity schedule bond portfolio	111,000
Total	$900,363

Contractual maturity schedule secured investor certificates	$2,803,000
Additional funds required to pay maturing certificates	$1,902,637

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $831,000 and $958,000 during 2016 and 2015, respectively. These renewals represent 27% and 41% of the maturing certificates. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2017. In addition, at December 31, 2016 we have approximately $3,383,000 in cash on hand to pay maturing certificates which we believe will be sufficient to support any shortfall arising for the mismatch between contractual maturities of assets and liabilities.

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

At December 31, 2016, we reserved $1,311,983 against seventeen mortgage loans, of which twelve churches were three or more mortgage payments in arrears. Three of these loans were declared to be in default and two loans are in the process of being foreclosed. At December 31, 2015, we reserved $1,204,833 against eighteen mortgage loans, of which thirteen churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $1,853,000 and $1,779,000 at December 31, 2016 and 2015, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the twelve loans which were three or more payments in arrears, the first impaired loan has an outstanding balance of approximately $166,000. The church is located in Detroit, Michigan. This loan is in the foreclosure process. We plan to foreclose on this property in the first quarter of 2017 and list the property for sale through a local realtor. The church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The second impaired loan has an outstanding balance of $461,000. The church is located in Atlanta, Georgia. This loan is in the foreclosure process. We plan to take possession of the property in 2017 and list the property for sale through a local developer. The church is located in a residential area.

The third impaired loan has an outstanding balance of approximately $460,000. The church is located in Miami, Florida. This loan has been declared to be in default. The church has resumed making monthly interest only payments. We plan on restructuring this loan in 2017 if the church continues to make monthly payments. The church is located in a residential area.

The fourth impaired loan has an outstanding balance of approximately $544,000. This loan has been declared in default. The church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. We are continually assessing our options with a local realtor. This church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The fifth impaired loan has an outstanding balance of $222,000. The church is located in Atlanta, Georgia. The Church has defaulted on their monthly mortgage payments. The Church is making sporadic interest only payments while occupying and maintaining the building. We are continually assessing our options with a local developer.

The sixth impaired loan has an outstanding balance of $383,000. The church is located in Raleigh, North Carolina. The church has missed six mortgage payments since the loan was funded in November 2004. However, the church did not miss any payments in 2016. We are working with the church to bring its payments current.

The seventh impaired loan has an outstanding balance of $295,000. The church is located in Seagoville, Texas. The church has missed seven payments since the loan was funded in August 2006 of which one payment was missed in 2016. We are working with the church to bring its payments current.

The eighth impaired loan has an outstanding balance of $681,000. The church is located in Dallas, Texas. The church has missed three payments since the loan was funded in September 2008. However, the church did not miss any payments in 2016. We are working with the church to bring its payments current.

The ninth impaired loan has an outstanding balance of $653,000. The church is located in Linton, Indiana. The church has missed three payments since the loan was funded in September 2007. However, the church did not miss any payments in 2016. We are working with the church to bring its payments current.

The tenth impaired loan has an outstanding balance of $460,000. The church is located in Cincinnati, Ohio. The church has missed six payments since the loan was funded in April 2011, of which two payments were missed in 2016. We are working with the church to bring its payments current.

The eleventh impaired loan has an outstanding balance of $731,000. The church is located in Richmond Hills, Texas. The church has missed six payments since the loan was funded in November 2004, of which two payments were missed in 2016. We are working with the church to bring its payments current.

The twelfth impaired loan has an outstanding balance of $245,000. The church is located in Kirbyville, Texas. The church has missed three payments since the loan was funded in June 2003. However, the church did not miss any payments in 2016. We are working with the church to bring its payments current.

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

We expect to foreclose on two properties in 2017 and will incur costs to secure and prepare these properties for sale. We seek to exhaust all options available to us to before proceeding to foreclosure.

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by communication with the church, or lack thereof, if we should foreclose on the property. We did not see a substantial increase in delinquent payments in 2016. We contribute this to a more stable economy and lower unemployment. However, we can provide no assurance that delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church to meet their payment obligations.

Our loan loss reserve policy requires removal of a borrower from accrual status if the borrowing church misses three payments over a twenty four month period.

Bond Loss Policy

Other than the temporary impairment, the impairment on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We currently own $538,000 First Mortgage Bonds and $488,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000.

Agape is currently performing under a loan modification agreement. In October 2012, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. Agape failed to make all of their weekly mortgage payments to the Trustee in 2016 resulting in no interest payments to the bondholders in 2016. The Company, along with all other bondholders, has a superior lien over all other creditors. We have recorded an impairment of $480,000 and $200,000 against the $1,026,000 Agape bonds we own at December 31, 2016 and 2015, respectively. This impairment reserve effectively reduces the bonds to the fair value amount management believes will be recovered. We are investors in the bonds issued by Agape, not the loan originator. We are not accruing any missed interest payments from the bonds.

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

Item 8. Financial Statements and Supplementary Data.

Financial Statements required by this item can be found at pages F-1 through F-18 of this Form 10-K and are deemed incorporated herein by reference.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework, 2013 Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2017, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2017, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2017, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2017, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2017, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

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

Dated: March 31, 2017	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/31/2017
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/31/2017
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/31/2017
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/31/2017
Kirbyjon H. Caldwell, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

American Church Mortgage Company

Minnetonka, MN

We have audited the accompanying balance sheets of American Church Mortgage Company (the “company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 31, 2017

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2016	2015

Current Assets
Cash and equivalents	$3,382,994	$4,377,110
Accounts receivable	219,352	189,609
Interest receivable	175,912	172,169
Investments	2,410	—
Current maturities of mortgage loans receivable, net of
allowance of $41,912 and $57,663 and deferred
origination fees of $22,444 and $23,406 at December
31, 2016 and 2015, respectively	725,727	1,134,157
Current maturities of bond portfolio	111,000	84,000
Prepaid expenses	1,489	19,904
Total current assets	4,618,884	5,976,949

Mortgage Loans Receivable, net of current maturities,
allowance of $1,270,071 and $1,147,170 and deferred
origination fees of $276,055 and $311,938 at December
31, 2016 and 2015, respectively	22,396,071	22,680,542

Bond Portfolio, net of current maturities	11,371,616	10,429,428

Real Estate Held for Sale	340,872	697,422

Deferred Offering Costs, net of accumulated amortization
of $1,101,441 and $974,991 at December 31, 2016 and
2015, respectively	839,195	861,810
Total Assets	$39,566,638	$40,646,151

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015

Current Liabilities
Current maturities of secured investor certificates	$2,803,000	$3,120,000
Accounts payable	36,951	29,417
Dividends payable	100,668	125,836
Total current liabilities	2,940,619	3,275,253

Deposit on real estate held for sale	—	—

Secured Investor Certificates, Series B, net of current maturities	11,486,000	13,074,000
Secured Investor Certificates, Series C, net of current maturities	6,339,000	6,723,000
Secured Investor Certificates, Series D	7,296,000	5,329,000
Total liabilities	28,061,619	28,401,253

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at
December 31, 2016 and 2015	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,625,217)	(6,885,338)
Total stockholders’ equity	11,505,019	12,244,898

Total liabilities and stockholders' equity	$39,566,638	$40,646,151

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2016	2015

Interest and Other Income	$2,698,186	$2,936,326

Interest Expense	2,025,000	1,997,249

Net Interest Income	673,186	939,077

Provision for losses on mortgage loans receivable	155,056	188,634

Net Interest Income after Provision for Mortgage	518,130	750,443

Operating Expenses
Other than temporary impairment on bond portfolio	258,000	—
Other operating expenses	597,337	792,730
	855,337	792,730

Operating Loss	(337,207)	(42,287)

Other Income	—	4,053

Net Loss	$(337,207)	$(38,234)

Basic and Diluted Loss Per Share	$(0.20)	$(0.02)

Dividends Declared Per Share	$0.24	$0.23

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2014	1,677,798	$16,778	$19,113,458	$(6,419,265)

Net loss	—	—	—	(38,234)

Dividends declared	—	—	—	(427,839)

Balance, December 31, 2015	1,677,798	16,778	19,113,458	(6,885,338)

Net loss	—	—	—	(337,207)

Dividends declared	—	—	—	(402,672)

Balance, December 31, 2016	1,677,798	$16,778	$19,113,458	$(7,625,217)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(337,207)	$(38,234)
Adjustments to reconcile net loss to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	78,473	296,727
Provision for losses on mortgage loans receivable	155,056	188,634
Other than temporary impairment on bond portfolio	258,000	—
Accretion of deferred loan origination fees	(36,845)	(126,998)
Amortization of deferred costs	126,450	130,548
Change in assets and liabilities
Accounts receivable	(29,743)	55,516
Interest receivable	(3,743)	(43,269)
Prepaid expenses	18,415	(14,025)
Accounts payable	7,534	43,536
Net cash provided by operating activities	236,390	492,435

Cash Flows from Investing Activities
Investment in mortgage loans	(1,076,520)	(2,922,335)
Collections of mortgage loans	1,897,287	4,845,882
Investments purchased	(2,410)	—
Investment in bonds	(1,622,000)	(1,850,053)
Proceeds from bonds	394,812	145,228
Proceeds from real estate held for sale	32,000	—
Net cash (used for) provided by investing activities	(376,831)	218,722

Cash Flows from Financing Activities
Proceeds from secured investor certificates	1,452,000	1,877,000
Payments on secured investor certificate maturities	(1,774,000)	(1,377,000)
Payments for deferred costs	(103,835)	(131,366)
Dividends paid	(427,840)	(469,783)
Net cash used for financing activities	(853,675)	(101,149)

Net (Decrease) Increase in Cash and Equivalents	(994,116)	610,008

Cash and Equivalents - Beginning of Year	4,377,110	3,767,102

Cash and Equivalents - End of Year	$3,382,994	$4,377,110

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31,
	2016	2015

Supplemental Cash Flow Information

Dividends payable	$100,668	$125,836

Loan origination fees	$13,665	$109,997

Interest paid	$1,898,550	$1,866,701

Loans transferred to real estate held for sale	$134,173	$473,105

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$380,250	$—

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company was organized to engage primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans receivable, the valuation of the bond portfolio and the valuation of real estate held for sale. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $14,841 and $2,233,533 in a money market fund account at December 31, 2016 and 2015, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $111,000 and $84,000 in bonds as current assets as of December 31, 2016

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

and 2015, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2016 and 2015, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2016, the Company reserved $1,311,983 for seventeen mortgage loans. Twelve of these loans are three or more mortgage payments in arrears of which three are declared to be in default and two are in the foreclosure process. The total principal amount of these twelve loans totals approximately $5,302,000 at December 31, 2016. At December 31, 2015, the Company reserved $1,204,833 for eighteen mortgage loans. Thirteen of these loans are three or more mortgage payments in arrears of which two are declared to be in default and three loans are in the foreclosure process. The total principal amount of these thirteen loans totals approximately $5,503,000

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2016	2015
Balance at beginning of year	$1,204,833	$1,177,231
Provision for losses on mortgage loans receivable	155,056	188,634
Reclassified to real estate held for sale	(29,806)	—
Charge-offs	(18,100)	(161,032)
Balance at end of year	$1,311,983	$1,204,833

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,853,000 and $1,779,000 at December 31, 2016 and 2015, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $663,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2016. Approximately $581,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2015.

The Company will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status. No interest income was recognized on non-accrual loans for the years ended December 31, 2016 and 2015.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $3,449,000 and $3,724,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2016 and 2015, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2016, the company has two properties acquired through foreclosure, and one via deed in lieu of foreclosure, with net carrying balances totaling approximately $341,000. We have listed the properties for sale through local realtors except for the property for which we received a deed in lieu of foreclosure. The Church is still occupying the property and paying rent while trying to either sell the building or obtain refinancing. Each property is valued based on its current listing price less any anticipated selling costs, including, for example, realtor commissions. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is approximately $341,000 as of December 31, 2016 after total impairment of approximately $277,000.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

another lender. If alternative financing cannot be obtained, the Company will list the church for sale with a local realtor. The church is paying monthly rent until the property is refinanced or sold.

Foreclosure was completed in 2016 on a church located in Detroit, Michigan. The Company took possession of the property in March 2016 and listed it for sale through a local realtor.

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

December 31, 2016 and 2015

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

Subsequent Events

The Company has evaluated events and transaction through the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the December 31, 2016 financial statements.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 3), which totaled $458,000 and $200,000 for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2016	Fair Value	Level 3

Bond portfolio	$11,482,616	$11,482,616

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2015	$10,513,428
Purchases	1,622,000
Proceeds	(394,812)
Other than temporary investment	(258,000)
Balance at December 31, 2016	$11,482,616

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $19,173 and $193,104 for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Impaired Loans	$—	$—	$1,189,873	$1,189,873
Real estate held for resale	—	—	340,872	340,872
	$—	$—	$1,530,745	$1,530,745

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value at December 31, 2015
Impaired Loans	$—	$—	$1,197,302	$1,197,302

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

Real estate held for resale	—	—	697,422	697,422
	$—	$—	$1,894,724	$1,894,724

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2015	$1,197,302	$697,422
Additions/Acquisitions	221,683	134,173
Dispositions/Proceeds	(134,173)	(471,550)
Impairment	(111,362)	(19,173)
Balance at December 31, 2016	$1,173,450	$340,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2016, the Company had first mortgage loans receivable totaling $24,732,280. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.25% at December 31, 2016. The Company had first mortgage loans receivable totaling $25,354,876 that bore interest ranging from 1.00% to 10.25% with a weighted average of approximately 8.35% at December 31, 2015.

The Company has a portfolio of secured church bonds at December 31, 2016 and December 31, 2015, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 2.75% to 9.75%. The aggregate par value of secured church bonds equaled approximately $11,940,616 at December 31, 2016 with a weighted average interest rate of 6.77% and approximately $10,713,428 at December 31, 2015 with a weighted average interest rate of 6.92%. These bonds are due at various maturity dates through May 2046. The Company has recorded an aggregate other than temporary impairment of $458,000 and $200,000 at December 31, 2016 and 2015, respectively, for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 8.50% and 10.00% of the bond portfolio at December 31, 2016 and 2015, respectively. The Company had maturities and redemptions of bonds of approximately $395,000 and $145,000 in 2016 and 2015, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2016, is as follows:

	Mortgage Loans	Bond Portfolio

2017	$ 790,083	$ 111,000
2018	3,283,240	139,000
2019	1,326,144	144,000
2020	1,389,493	156,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

2021	814,392	221,000
Thereafter	17,128,928	11,169,616
	24,732,280	11,940,616
Less loan loss and other than temporary impairment on bonds allowance	(1,311,983)	(458,000)
Less deferred origination income	(298,499)	___-____
Totals	$23,121,798	$11,482,616

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 and $200,000 for the First and Second Mortgage Bonds at December 31, 2016 and 2015, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.47% and 6.44% at December 31, 2016 and 2015, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $831,000 and $958,000 during 2016 and 2015, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2016 is as follows:

2017	$ 2,803,000
2018	4,116,000
2019	2,333,000
2020	4,058,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

2021	1,928,000
Thereafter	12,686,000

Totals	$27,924,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2016, approximately 7,296 Series D certificates had been issued and were outstanding for $7,296,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $324,000 and $393,000 during the years ended December 31, 2016 and 2015, respectively.

6. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2016, the Company had pretax loss of $(337,207) and distributions to shareholders in the form of dividends during the tax year of $402,672. The tax benefit based on statutory rates to the Company, pre-dividends would have been $(114,650) in 2016. In 2015, the Company had pretax loss of $(38,234) and distributions to shareholders in the form of dividends during the tax year of $469,783. The tax based on statutory rates to the Company, pre-dividends, would have been $(13,000) in 2015. The Company paid out 100% of taxable income in dividends in 2016 and 2015.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pretax income:

	2016	2015

Tax based on statutory rates	$(114,650)	$(13,000)
Tax effect on realized losses on properties	(361,276)	—

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

Benefit of REIT distributions	475,926	13,000

Total tax provision	$—	$—

The components of deferred income tax assets are as follows:

	2016	2015

Loan origination fees	$101,490	$114,017
Loan and bond loss provisions	446,074	477,643
Real-estate impairment	94,254	271,984
Valuation allowance	(641,818)	(863,644)

Deferred income tax asset, net	$—	$—

The change in the valuation allowance was approximately $(222,000) and $(64,000) for 2016 and 2015, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2016 and 2015, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$ 3,382,994	$ 3,382,994	$ 4,377,110	$ 4,377,110
Accounts receivable	219,352	219,352	189,609	189,609
Interest receivable	175,912	175,912	172,169	172,169
Mortgage loans receivable	24,732,280	25,646,901	25,354,876	29,054,399
Bond portfolio	11,940,616	11,940,616	10,713,428	10,713,428
Secured investor certificates	27,924,000	35,415,944	28,246,000	36,995,152

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2016 and 2015

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

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the fiscal year ended December 31, 2016.

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

