Form 10-Q
period 2017-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2017-05-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-25919

AMERICAN CHURCH MORTGAGE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1793975
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10237 Yellow Circle Drive Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

(952) 945-9455

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0.01 par value per share	1,677,798 shares

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

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2017

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2017	December 31, 2016

Current Assets
Cash and equivalents	$ 1,281,362	$ 3,382,994
Accounts receivable	227,064	219,352
Interest receivable	178,170	175,912
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance of $101,091 and $41,912 and deferred
origination fees of $42,311 and $22,444 at March 31,
2017 and December 31, 2016, respectively	1,765,700	725,727
Current maturities of bond portfolio	125,000	111,000
Prepaid expenses	12,245	1,489
Total current assets	3,591,951	4,618,884

Mortgage Loans Receivable, net of current maturities,
allowance of $1,234,266 and $1,270,071 and deferred
origination fees of $278,338 and $276,055 at March
31, 2017 and December 31, 2016, respectively	21,796,435	22,396,071

Bond Portfolio, net of current maturities	12,635,616	11,371,616

Real Estate Held for Sale	225,872	340,872

Deferred Offering Costs, net of accumulated amortization
of $1,131,530 and $1,101,441 at March 31, 2017 and
December 31, 2016, respectively	836,521	839,195
Total Assets	$ 39,086,395	$ 39,566,638

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2017	December 31, 2016

Current Liabilities
Current maturities of secured investor certificates	$ 1,625,000	$ 2,803,000
Accounts payable	24,830	36,951
Dividends payable	117,446	100,668
Total current liabilities	1,767,276	2,940,619

Secured Investor Certificates, Series B, net of current maturities	11,873,000	11,486,000
Secured Investor Certificates, Series C, net of current maturities	6,307,000	6,339,000
Secured Investor Certificates, Series D	7,773,000	7,296,000
Total liabilities	27,720,276	28,061,619

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares, issued and outstanding, 1,677,798
at March 31, 2017 and December 31, 2016	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,764,117)	(7,625,217)
Total stockholders’ equity	11,366,119	11,505,019

Total liabilities and stockholders' equity	$ 39,086,395	$ 39,566,638

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 682,725	$ 676,564

Interest Expense	481,132	499,319

Net Interest Income	201,593	177,245

Provision for losses on mortgage loans receivable	23,374	52,099

Net Interest Income after Provision for Mortgage Losses	178,219	125,146

Other than temporary impairment on bond portfolio	-	60,000

Operating Expenses	199,673	164,926

Operating (Loss) Income	(21,454)	(99,780)

Other Income	-	-

Net (Loss)	$ (21,454)	$ (99,780)

Basic and Diluted (Loss) Per Share	$ (0.01)	$ (0.02)

Dividends Declared Per Share	$ 0.07	$ 0.06

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	2017	2016

Cash Flows from Operating Activities
Net loss	$(21,454)	$(99,780)
Adjustments to reconcile net loss to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	66,971	19,173
Provision for losses on mortgage loans receivable	23,374	52,099
Other than temporary impairment on bond portfolio	—	60,000
Accretion of deferred loan origination fees	22,150	6,000
Amortization of deferred costs	30,089	31,805
Change in assets and liabilities
Accounts receivable	(7,712)	(8,256)
Interest receivable	(2,258)	4,250
Prepaid expenses	(10,756)	5,387
Accounts payable	(12,121)	34,046
Net cash (used for) provided by operating activities	88,283	104,724

Cash Flows from Investing Activities
Investment in mortgage loans	(2,218,570)	(690,497)
Collections of mortgage loans	1,732,709	710,923
Proceeds from sale of real estate held for sale	48,029	—
Investment in bonds	(1,289,000)	—
Proceeds from bonds	11,000	40,000
Net cash (used for) provided by investing activities	(1,715,832)	60,426

Cash Flows from Financing Activities
Proceeds from secured investor certificates	469,000	514,000
Payments on secured investor certificate maturities	(815,000)	(49,000)
Payments for deferred costs	(27,415)	(20,025)
Dividends paid	(100,668)	(125,836)
Net cash (used for) financing activities	(474,083)	319,139

Net (Decrease) Increase in Cash and Equivalents	(2,101,632)	484,289

Cash and Equivalents - Beginning of Period	3,382,994	4,377,110

Cash and Equivalents - End of Period	$1,281,362	$4,861,399

Notes to Financial Statements are an integral part of this Statement.

5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	2017	2016

Supplemental Cash Flow Information

Dividends payable	$ 117,446	$ 100,668

Loan origination fees	$ 22,150	$ -

Interest paid	$ 451,045	$ 499,319

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$ -	$ 380,250

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2016 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2016. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $39,467 and $14,841 in money market fund accounts at March 31, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $125,000 and $111,000 in bonds as current assets as of March 31, 2017 and December 31, 2016, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2017 and 2016, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2017, the Company provided $1,335,357 for seventeen mortgage loans, of which seven totaling approximately $3,453,000 are three or more mortgage payments in arrears, three loans totaling approximately $1,226,000 are declared to be in default and two loans totaling approximately $627,000 are in the foreclosure process. At December 31, 2016, the Company provided $1,311,983 for seventeen mortgage loans, of which seven totaling approximately $3,449,000 were three or more mortgage payments in arrears, three loans totaling approximately $1,226,000 were declared to be in default and two loans totaling approximately $627,000 were in the foreclosure process.

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2017 is as follows:

Balance at December 31, 2016	$ 1,311,983
Provision for additional losses	23,374
Balance at March 31, 2017	$ 1,353,357

The allowance for credit losses had provision for additional losses of $52,099 and charge-offs of $18,100 for the three months ended March 31, 2016.

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,853,000 both at March 31, 2017 and December 31, 2016, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $675,000 and $663,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at March 31, 2017 and December 31, 2016, respectively.

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

Loans totaling approximately $3,453,000 and $3,449,000 exceeded 90 days past due but continued to accrue interest at March 31, 2017 and December 31, 2016, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of March 31, 2017, the Company had one property acquired via deed in lieu of foreclosure, with outstanding loan balances totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $225,872 as of March 31, 2017 after an impairment of approximately $12,000. There was no additional impairment during the quarter ended March 31, 2017.

The Company sold one property and disposed of a second property during the quarter ended March 31, 2017. The first property was sold to an unrelated third party for approximately $48,000. The second property was disposed by way of a “Quick-Claim Deed” to an unrelated third party. The disposed property had no carrying value. The Company realized an additional loss of approximately $67,000 on property that was sold as of March 31, 2017. The Company sold two properties during the quarter ended March 31, 2016. The two properties were sold for approximately $380,000. The Company provided seller financing to the borrower’s. The Company realized an additional loss of approximately $52,000 on both properties as of March 31, 2016.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $458,000 for both periods ended March 31, 2017 and December 31, 2016.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2017	Fair Value	Level 3

Bond portfolio	$12,760,616	$12,760,616

		Fair Value Measurement
December 31, 2016	Fair Value	Level 3

Bond portfolio	$11,482,616	$11,482,616

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2016	$11,482,616
Purchases	1,289,000
Proceeds	(11,000)
Balance at March 31, 2017	$12,760,616

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 and $19,173 for the periods ended March 31, 2017 and December 31, 2016, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Fair Value at March 31, 2017
Impaired Loans	$—	$—	$1,177,592	$1,177,592
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,403,464	$1,403,464

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Impaired Loans	$—	$—	$1,189,873	$1,189,873
Real estate held for resale	—	—	340,872	340,872
	$—	$—	$1,530,745	$1,530,745

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2016	$1,189,873	$340,872
Dispositions	—	(115,000)
Provision for other than temporary losses	(12,281)	—
Balance at March 31, 2017	$1,177,592	$225,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2017, the Company had mortgage loans receivable totaling $25,218,140. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.20% at March 31, 2017. The Company had mortgage loans receivable totaling $24,732,280 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.25% at December 31, 2016.

The Company has a portfolio of secured church bonds at March 31, 2017 and December 31, 2016, which are carried at fair value. The bonds pay quarterly interest ranging from 2.50% to 9.75%. The aggregate value of secured church bonds equaled approximately $13,219,000 at March 31, 2017 with a weighted average interest rate of 6.85% and approximately $11,941,000 at December 31, 2016 with a weighted average interest rate of 6.77%. These bonds are due at various maturity dates through March 2042.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2017, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2017 through March 31, 2018	$ 1,909,102	$ 125,000
April 1, 2018 through December 31, 2018	2,789,194	134,000
2019	1,301,152	155,000
2020	1,362,089	168,000
2021	784,343	234,000
Thereafter	17,072,261	12,402,616
	25,218,141	13,218,616
Less loan loss and bond other than temporary impairment	(1,335,357)	(458,000)
Less deferred origination income	(320,649)	______-__
Totals	$23,562,135	$ 12,760,616

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at March 31, 2017 and December 31, 2016, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church has subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the first quarter ended March 31, 2017.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.46% and 6.47% at March 31, 2017 and December 31, 2016, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $656,000 and $50,000 for the three months ended March 31, 2017 and 2016, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2017 is as follows:

April 1, 2017 through March 31, 2018	$ 1,625,000
April 1, 2018 through December 31, 2018	3,823,000
2019	2,333,000
2020	4,058,000
2021	1,928,000
Thereafter	13,811,000

Totals	$27,578,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of

September 23, 2016. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At March 31, 2017, approximately 7,773 Series D certificates had been issued and were outstanding for $7,793,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $80,000 and $81,000 during the three months ended March 31, 2017 and 2016, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2017 and December 31, 2016, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$1,281,362	$1,281,362	$3,382,994	$3,382,994
Accounts receivable	227,064	227,064	219,352	219,352
Interest receivable	178,170	178,170	175,912	175,912
Mortgage loans receivable	25,218,141	26,618,461	24,732,280	25,646,901
Bond portfolio	13,218,616	13,218,616	11,940,616	11,940,616
Secured investor certificates	27,578,000	33,927,501	27,924,000	35,415,944

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2016 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have sixty-one first mortgage loans aggregating $24,991,307 in principal amount, three second mortgage loans totaling $226,834 in principal amount and a first mortgage bond portfolio with par values aggregating $13,218,616. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2017 Three Months Ended March 31, 2017 Compared to Fiscal 2016 Three Months Ended March 31, 2016

Our net (loss) for the three months ended March 31, 2017 and 2016 was approximately $(21,454) and $(99,780), respectively, on total interest and other income of approximately $683,000 and $677,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2017, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.20%. Our bond portfolio has an average current yield of 6.85% as of March 31, 2017. As of March 31, 2016, the average, principal-adjusted interest rate on our portfolio of loans was 8.28% and our portfolio of bonds had an average current yield of 6.79%. The increase in interest income was due to the funding of three new mortgage loans during the three month period as of March 31, 2017.

Interest expense was approximately $481,000 and $499,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in interest expense was due to the decrease in Secured Investor Certificates outstanding. Net interest margin increased from 26.20% to 29.53% resulting primarily from a decrease in interest expense of approximately 3.64%.

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

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2017 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the three months ended March 31, 2017 of approximately $23,374 compared to approximately $52,099 for the three months ended March 31, 2016. At March 31, 2017, we provided approximately $1,335,000 for seventeen mortgage loans, of which seven are three or more mortgage payments in arrears, three loans are declared to be in default and two were in the foreclosure process. At December 31, 2016, we provided approximately $1,312,000 for seventeen mortgage loans, of which seven were three or more mortgage payments in arrears, three were declared to be in default and two were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have three second mortgage loans totaling approximately $227,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2017 increase to approximately $200,000 compared to $165,000 at March 31, 2016. The increase decrease was the result of a loss on sale of real estate held for sale.

Mortgage Loans and Bond Portfolio

Two new bridge loans were funded during the three months ended March 31, 2017 totaling $2,215,000. Bridge loans provides short-term financing to a church who has obtained financing through the issuance of church-bonds through our affiliate. These loans typically are only outstanding for sixty to ninety days. The balance of these two loans was $833,000 for the period ended March 31, 2017.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The Church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. Agape is currently performing under a loan modification agreement. In October 2013, in excess of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We have an aggregate allowance for losses of $458,000 for the First and Second Mortgage Bonds at March 31, 2017 and December 31, 2016, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church has subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the first quarter ended March 31, 2017.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the three month period ended March 31, 2017 and 2016.

We sold one property and disposed of another property during the quarter ended March 31, 2017. The first property was sold, to an unrelated third party, for approximately $48,000. We realized a loss of approximately $67,000 on the property for the period ended March 31, 2017. The second property was disposed by way of a “Quick-Claim Deed” to an unrelated third party. The disposed property had no carrying value. The Company realized an additional loss of approximately $67,000 on property that was sold as of March 31, 2017.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $22,150  and $6,000 in origination fees for the three months ended March 31, 2017 and 2016, respectively.

We paid a dividend of $.07 for each share held of record on April 25, 2017. The dividend, which was paid April 28, 2017, represents a 2.80% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Our Board of Directors declared a dividend of $.06 for each share held of record on May 1, 2016. The dividend, which was paid May 3, 2016, represents a 2.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of March 31, 2017 are primarily comprised of dividends declared as of March 31, 2017 but not yet paid and our secured investor certificates.

Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; and (iii) bonds that mature or we sell from our bond portfolio. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years. We continually review the market for other sources of capital such as a line of credit. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

During the three months ended March 31, 2017, total assets increased by approximately $480,000 due to an increase in our mortgage loans outstanding. Current liabilities decreased by approximately $1,173,000 for the three months ended March 31, 2017 due to a decrease in current maturities of our secured investor certificates. Non-current liabilities also decreased by approximately $341,000 for the three months ended March 31, 2017 due to a decrease of secured investor certificates outstanding.

For the three months ended March 31, 2017, net cash (used for) provided by operating activities decreased to approximately $(244,000) from $105,000 from the comparative period ended March 31, 2016, primarily due to a decrease on real estate held for sale.

For the three months ended March 31, 2017, net cash (used for) provided by investing activities was approximately $(1,384,000) compared to $60,000 from the comparative three months ended March 31, 2016, due to an increase in investment in bonds.

For the three months ended March 31, 2017, net cash (used for) provided by financing activities decreased to approximately $(474,000) from $319,000 for the comparative three months ended March 31, 2016, primarily due to an increase in payments on maturing secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2017. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
23

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2017 filed with the Securities and Exchange Commission on May 15, 2017, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       May 15, 2017

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

25