Form 10-Q
period 2017-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2017-08-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $0.01 par value per share	1,677,798 shares

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

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

June 30, 2017

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2017	December 31, 2016
	(unaudited)
Current Assets
Cash and equivalents	$ 963,383	$ 3,382,994
Accounts receivable	237,509	219,352
Interest receivable	178,477	175,912
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance of $101,393 and $41,912 and deferred
origination fees of $41,611 and $22,444 at June 30,
2017 and December 31, 2016, respectively	1,725,407	725,727
Current maturities of bond portfolio	131,000	111,000
Prepaid expenses	11,109	1,489
Total current assets	3,249,295	4,618,884

Mortgage Loans Receivable, net of current maturities,
allowance of $1,262,389 and $1,270,071 and deferred
origination fees of $278,338 and $276,055 at June
30, 2017 and December 31, 2016, respectively	21,721,841	22,396,071

Bond Portfolio, net of current maturities	12,915,616	11,371,616

Real Estate Held for Sale	225,872	340,872

Deferred Offering Costs, net of accumulated amortization
of $1,161,088 and $1,101,441 at June 30, 2017 and
December 31, 2016, respectively	819,087	839,195
Total Assets	$ 38,931,711	$ 39,566,638

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2017	December 31, 2016
	(unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 1,461,000	$ 2,803,000
Accounts payable	49,204	36,951
Dividends payable	117,446	100,668
Total current liabilities	1,627,650	2,940,619

Secured Investor Certificates, Series B, net of current maturities	11,800,000	11,486,000
Secured Investor Certificates, Series C, net of current maturities	6,237,000	6,339,000
Secured Investor Certificates, Series D	7,965,000	7,296,000
Total liabilities	27,629,650	28,061,619

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares, issued and outstanding, 1,677,798 at June 30, 2017 and December 31, 2016	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,828,175)	(7,625,217)
Total stockholders’ equity	11,302,061	11,505,019

Total liabilities and stockholders' equity	$ 38,931,711	$ 39,566,638

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 1,382,792	$ 1,338,230

Interest Expense	955,754	1,005,657

Net Interest Income	427,038	332,573

Provision for losses on mortgage loans receivable	51,799	144,476

Net Interest Income after Provision for Mortgage Losses	375,239	188,097

Other than temporary impairment on bond portfolio	-	120,000

Operating Expenses	343,305	342,236

Operating Income (Loss)	31,934	(274,139)

Other Income	-	-

Net Income (Loss)	$ 31,934	$ (274,139)

Basic and Diluted Income (Loss) Per Share	$ 0.02	$ (0.16)

Dividends Declared Per Share	$ 0.07	$ 0.06

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Interest and Other Income	$ 700,067	$ 661,666

Interest Expense	474,622	506,338

Net Interest Income	225,445	155,328

Provision for losses on mortgage loans receivable	28,425	92,377

Net Interest Income after Provision for Mortgage Losses	197,020	62,951

Other than temporary impairment on bond portfolio	-	60,000

Operating Expenses	143,632	177,310

Operating Income (Loss)	53,388	(174,359)

Other Income	-	-

Net Income (Loss)	$ 53,388	$ (174,359)

Basic and Diluted Income (Loss) Per Share	$ 0.03	$ (0.10)

Dividends Declared Per Share	$ 0.07	$ 0.06

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Unaudited Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$ 31,934	$ (274,139)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Net gain (loss) on sales and impairment on real estate held for sale	66,971	(62,043)
Provision for losses on mortgage loans receivable	51,799	144,476
Other than temporary impairment on bond portfolio	-	120,000
Accretion of deferred loan origination fees	21,450	6,000
Amortization of deferred costs	59,647	64,082
Change in assets and liabilities
Accounts receivable	(18,157)	(16,858)
Interest receivable	(2,565)	(2,411)
Prepaid expenses	(9,620)	10,772
Accounts payable	(15,276)	38,156
Management fee payable	27,529	-
Net cash provided by operating activities	213,712	28,035

Cash Flows from Investing Activities
Investment in mortgage loans	(3,088,230)	(690,497)
Collections of mortgage loans	2,689,530	1,035,652
Proceeds from sale of real estate held for sale	48,029	-
Investment in bonds	(1,621,000)	(930,000)
Proceeds from bonds	57,000	44,000
Net cash (used for) investing activities	(1,914,671)	(540,845)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	661,000	996,000
Payments on secured investor certificate maturities	(1,122,000)	(151,000)
Payments for deferred costs	(39,538)	(60,522)
Dividends paid	(218,114)	(226,504)
Net cash (used for) provided by financing activities	(718,652)	557,974

Net (Decrease) Increase in Cash and Equivalents	(2,419,611)	45,164

Cash and Equivalents - Beginning of Period	3,382,994	4,377,110

Cash and Equivalents - End of Period	$ 963,383	$ 4,422,274

Notes to Unaudited Financial Statements are an integral part of this Statement.

6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 117,446	$ 100,668

Loan origination fees	$ 31,750	$ -

Interest paid	$ 896,108	$ 942,575

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$ -	$ 340,872

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $629 and $14,841 in money market fund accounts at June 30, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $131,000 and $111,000 in bonds as current assets as of June 30, 2017 and December 31, 2016, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2017 and 2016, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At June 30, 2017, the Company provided $1,363,782 for seventeen mortgage loans, of which seven totaling approximately $3,457,000 are three or more mortgage payments in arrears, three loans totaling approximately $1,226,000 are declared to be in default and two loans totaling approximately $633,000 are in the foreclosure process. At December 31, 2016, the Company provided $1,311,983 for seventeen mortgage loans, of which seven totaling approximately $3,449,000 were three or more mortgage payments in arrears, three loans totaling approximately $1,226,000 were declared to be in default and two loans totaling approximately $627,000 were in the foreclosure process.

A summary of transactions in the allowance for credit losses for the three months ended June 30, 2017 is as follows:

Balance at December 31, 2016	$ 1,311,983
Provision for additional losses	51,799
Balance at June 30, 2017	$ 1,363,782

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,858,000 and $1,853,000 at June 30, 2017 and December 31, 2016, respectively. Which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $688,000 and $663,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at June 30, 2017 and December 31, 2016, respectively.

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

Loans totaling approximately $3,457,000 and $3,449,000 exceeded 90 days past due but continued to accrue interest at June 30, 2017 and December 31, 2016, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of June 30, 2017, the Company had one property acquired via deed in lieu of foreclosure, with outstanding loan balances totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $225,872 as of June 30, 2017. There was no additional impairment for the six month period ended June 30, 2017.

The Company sold one property and disposed of a second property during the six month period ended June 30, 2017. The first property was sold to an unrelated third party for approximately $48,000. The second property was disposed by way of a “Quit-Claim Deed” to an unrelated third party. The disposed property had no carrying value. The Company realized an additional loss of approximately $67,000 on property that was sold as of June 30, 2017. The Company sold two properties during the six month period ended June 31, 2016. The two properties were sold for approximately $380,000. The Company provided seller financing to the borrowers. The Company realized an additional loss of approximately $52,000 on both properties as of June 30, 2016.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $458,000 for both periods ended June 30, 2017 and December 31, 2016.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
June 30, 2017	Fair Value	Level 3

Bond portfolio	$13,046,616	$13,046,616

		Fair Value Measurement
December 31, 2016	Fair Value	Level 3

Bond portfolio	$11,482,616	$11,482,616

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds, and uses observable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2016	$11,482,616
Purchases	1,621,000
Proceeds	(57,000)
Balance at June 30, 2017	$13,046,616

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 and $19,173 for the six month periods ended June 30, 2017 and December 31, 2016, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Fair Value at March 31, 2017
Impaired Loans	$—	$—	$1,172,294	$1,172,294
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,398,166	$1,398,166

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Impaired Loans	$—	$—	$1,189,873	$1,189,873
Real estate held for resale	—	—	340,872	340,872
	$—	$—	$1,530,745	$1,530,745

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2016	$1,189,873	$340,872
Additions	7,036	—
Dispositions	—	(115,000)
Provision for other than temporary losses	(24,615)	—
Balance at June 30, 2017	$1,172,294	$225,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2017, the Company had mortgage loans receivable totaling $25,130,979. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.20% at June 30, 2017. The Company had mortgage loans receivable totaling $24,732,280 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.25% at December 31, 2016.

The Company has a portfolio of secured church bonds at June 30, 2017 and December 31, 2016, which are carried at fair value. The bonds pay quarterly interest ranging from 2.75% to 9.75%. The aggregate value of secured church bonds equaled approximately $13,505,000 at June 30, 2017 with a weighted average interest rate of 6.84% and approximately $11,941,000 at December 31, 2016 with a weighted average interest rate of 6.77%. These bonds are due at various maturity dates through May 15, 2046.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2017, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2017 through June 30, 2018	$ 1,868,411	$ 131,000
July 1, 2018 through December 31, 2018	2,742,724	83,000
2019	1,301,152	155,000
2020	1,362,089	168,000
2021	784,343	236,000
Thereafter	17,072,260	12,731,616
	25,130,979	13,504,616
Less loan loss and bond other than temporary impairment	(1,363,782)	(458,000)
Less deferred origination income	(319,949)	______-__
Totals	$23,447,248	$ 13,046,616

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which has resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds have been modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at June 31, 2017 and December 31, 2016, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church has subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the six month period ended June 30, 2017. However, the trustee made a distribution to bondholders during the quarter of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.45% and 6.47% at March 31, 2017 and December 31, 2016, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $141,000 and $174,000 for the three months ended June 30, 2017 and 2016, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2017 is as follows:

July 1, 2017 through June 30, 2018	$ 1,461,000
July 1, 2018 through December 31, 2018	3,539,000
2019	2,333,000
2020	4,062,000
2021	1,928,000
Thereafter	14,140,000

Totals	$27,463,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At June 30, 2017, approximately 7,965 Series D certificates had been issued and were outstanding for $7,965,000. The offering will be terminated in September 2017.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $81,000 and $80,000 during the three months ended June, 2017 and 2016, respectively and management fees of approximately $162,000 and $160,000 for the six months ended June 30, 2017 and 2016, respectively.

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

The fair value estimates presented herein are based on relevant information available to management as of June 30, 2017 and December 31, 2016, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$963,383	$963,383	$3,382,994	$3,382,994
Accounts receivable	237,509	237,509	219,352	219,352
Interest receivable	178,477	178,477	175,912	175,912
Mortgage loans receivable	23,227,248	27,494,751	24,732,280	25,646,901

Bond portfolio	13,046,616	13,046,616	11,940,616	11,940,616
Secured investor certificates	27,463,000	33,746,095	27,924,000	35,415,944

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

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the Company’s bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

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

We currently have sixty-one first mortgage loans aggregating $24,905 ,098 in principal amount, three second mortgage loans totaling $225,881 in principal amount and a first mortgage bond portfolio with par values aggregating $13,504,616. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2017 Six Months Ended June 30, 2017 Compared to Fiscal 2016 Six Months Ended June 30, 2016

Our net income (loss) for the six months ended June 30, 2017 and 2016 was $31,934 and $(274,139), respectively, on total interest and other income of $1,382,792 and $1,338,230, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2017, our loans receivables have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.20%. Our bond portfolio has an average current yield of 6.84% as of June 30, 2017. As of June 30, 2016, the average, principal-adjusted interest rate on our portfolio of loans was 8.28% and our portfolio of bonds had an average current yield of 6.78%. The increase in interest and other income during the six months ended June 30, 2017 versus the six months ended June 30, 2016 was due to additional funding of loans.

Interest expense was $955,754 and $1,005,657 for the six months ended June 30, 2017 and 2016, respectively. The decrease in interest expense was due to the decrease in Secured Investor Certificates outstanding during the six month period ended June 30, 2017. Net interest margin increased from 24.85%

to 30.80% resulting primarily from an increase in interest and other income of approximately 3.33% and an decrease in interest expense of approximately 4.96%.

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

Allowance for losses on mortgage loans receivable increased during the six months ended June 30, 2017 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the six months ended June 30, 2017 of approximately $51,799 compared to approximately $144,476 for the six months ended June 30, 2016. At June 30, 2017, we provided approximately $1,364,000 for seventeen mortgage loans, of which seven are three or more mortgage payments in arrears, three loans are declared to be in default and two were in the foreclosure process. At December 31, 2016, we provided approximately $1,312,000 for seventeen mortgage loans, of which seven were three or more mortgage payments in arrears, three were declared to be in default and two were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have two second mortgage loans totaling approximately $226,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the six months ended June 30, 2017 increased approximately $1,000 to $343,000 compared to $342,000 at June 30, 2016. The minimal increase was primarily the result of an increase in legal expenses but a reduction in all other expenses.

Fiscal 2017 Second Quarter Compared to Fiscal 2016 Second Quarter

The Company had a net income of approximately $53,000 for the three months ended June 30, 2017 and had net loss of approximately $(174,000) for the three months ended June 30, 2016, on total interest and other income of approximately $700,000 and $662,000, respectively. Interest expense was approximately $475,000 and $506,000 for the three months ended June 30, 2017 and 2016, respectively. The increase in net interest income was approximately $70,000. In addition, the Company experienced a decrease in provisions for losses on its bond portfolio of approximately $60,000 for the three month period ended June 30, 2017.

Operating expenses for the three months ended June 30, 2017 decreased to approximately $144,000 compared to $177,000 at June 30, 2016. The decrease in operating expenses was due to a decrease in real estate impairment and costs associated with real estate held for sale.

Mortgage Loans and Bond Portfolio

Two new bridge loans were funded during the six months ended June 30, 2017 totaling $2,215,000. Bridge loans provides short-term financing to a church who has obtained financing through the issuance of church-bonds through our affiliate. These loans typically are only outstanding for sixty to ninety days. One loan was paid in full during the six month period ended June, 30, 2107, while the second loan had a balance outstanding of $42,000 for the six month period ended June 30, 2017.

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at June 31, 2017 and December 31, 2016, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church has subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the six month period ended June 30, 2017. However, the trustee made a distribution to bondholders during the quarter of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the six month period ended June 30, 2017.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $31,750 and $6,000 in origination fees for the six months ended June 30, 2017 and 2016, respectively.

We paid a dividend of $.07 for each share held of record on April 25, 2017. The dividend was paid April 28, 2017.

Our Board of Directors declared a dividend of $.07 for each share held of record on July 28, 2017. The dividend was paid July 31, 2017.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our current liabilities at June 30, 2017 are primarily comprised of dividends declared as of June 30, 2017 but not yet paid and current maturities payable on our secured investor certificates.

Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; and (iii) bonds that mature or we sell from our bond portfolio. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations for the next twelve months and in future years. We continually review the market for other sources of capital such as a new line of credit. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

During the six months ended June 30, 2017, total assets decreased by approximately $635,000 due to a decrease in our cash position due to the maturity of Secured Investor Certificates. Current liabilities decreased by approximately $1,313,000 for the six months ended June 30, 2017 due to a decrease in current maturities of Secured Investor Certificates. Non-current liabilities decreased by approximately $432,000 for the six months ended June 30, 2017 due to an decrease in Secured Investor Certificates outstanding.

For the six months ended June 30, 2017, net cash provided by operating activities increased to approximately $213,712 from $28,035 from the comparative period ended June 30, 2016, primarily due to an decrease in our provision for losses on our bond portfolio.

For the six months ended June 30, 2017, net cash (used for) investing activities was approximately $(1,915,000) compared to $(541,000) from the comparative six months ended June 30, 2016, due to a increase in investment in mortgage loans.

For the six months ended June 30, 2017, net cash (used for) provided by financing activities decreased to approximately $(719,000) from $558,000 for the comparative six months ended June 30, 2016, primarily due to an increase in payments on maturing secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2017. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
24

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2017 filed with the Securities and Exchange Commission on August 12, 2016, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       August 14, 2017

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

26