Form 10-K
period 2017-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2018-03-30
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-25919

AMERICAN CHURCH MORTGAGE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1793975
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10400 Yellow Circle Drive, Ste. 102 Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

(952) 945-9455

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2018
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2018 Annual Meeting of Shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and December 31, 2017, we have made 194 loans to 164 churches approximating $101,232,503, with the average principal amount of such loans being $522,000. Of the 190 loans we have made, 106 loans totaling $59,552,737 have been repaid early by the borrowing churches. We also own, as of December 31, 2017, $14,688,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

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

Public Offerings - Secured Investor Certificates

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. No Series E Secured Investor Certificates were sold during the fiscal year ended December 31, 2017.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2017, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.45% and 6.47% at December 31, 2017 and 2016, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $1,282,000 and $831,000 for the years ended December 31, 2017 and 2016, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2017 and 2016. There were $12,442,000 and $13,808,000 representing 12,442 and 13,808 in outstanding Series B secured investor certificates as of December 31, 2017 and 2016, respectively and there were $6,647,000 and $6,820,000 representing 6,647 and 6,820 in outstanding Series C secured investor certificates at December 31, 2017 and 2016, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 12, 2017. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 12, 2017, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2017, we had fourteen first mortgage loans totaling approximately $5,408,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.

As of December 31, 2017, we had one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure, with an outstanding loan balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing.

We have initiated foreclosure proceedings on two loans and expect to take possession of these two churches and list their property for sale in 2018. The fair value of these two properties, which represents the carrying value, was approximately $525,000 at December 31, 2017 after an impairment reserve of approximately $117,000.

As of December 31, 2016, we had twelve first mortgage loans totaling approximately $5,302,000 that were three or more monthly payments in arrears. In addition, we had foreclosed and had taken possession of two properties, and one property via deed in lieu of foreclosure, with loan balances outstanding totaling approximately $618,000 and had listed the properties for sale through local realtors. The fair value of the properties was approximately $340,000 at December 31, 2016 after an impairment reserve of approximately $277,000.

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

Operations

Our operations currently are located in the 1,500 square foot offices of the Advisor’s affiliate, American Investors Group, Inc., 10400 Yellow Circle Drive, Ste. 102, Minnetonka, Minnesota 55343. These facilities are being leased by American Investors Group, Inc. The lease expires November 30, 2020. We are not separately charged any rent for our use of these facilities, or for our use of computers, copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our shareholders.

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

Risks Related to Mortgage Lending to Churches

Churches Rely on Member Contributions to Repay Our Loans. Churches typically rely on member contributions for their primary source of income. As such, member contributions are the primary source used to repay our loans. The membership of a church or the per capita contributions of its members may not increase or remain constant after a loan is funded. A decrease in a church’s income could result in its temporary or continued inability to pay its obligation to us, which may affect our ability to pay dividends on our common stock or pay interest or principal due on certificates. We have no control over the financial performance of a borrowing church after a loan is funded.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2017 by other broker-dealers at prices as low as $1.90 per share and as high as $3.60 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

•        corporate management

•        bookkeeping

•        reporting to state, federal, tax and other regulatory authorities

•        reports to shareholders and shareholder relations

•        loan enforcement and collections

Our shareholders’ right to participate in management is generally limited to the election of directors. Certificate holders have no right to participate in our management or the election of directors. Certificate holders must be willing to entrust our management to our Advisor and our Board of Directors.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2017, we have one property acquired via deed in lieu of foreclosure, with outstanding loan balance totaling approximately $226,000. The property is available for sale, however it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. The Church is paying rent while trying to either sell the building or obtain refinancing. This property is being carried at the fair value. The fair value of our real estate held for sale, which represents the carrying value, is approximately $226,000 as of December 31, 2017 after an impairment reserve of approximately $12,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Description of the property owned by us is listed below:

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property ($360,000) versus the amount owed to us ($238,000), we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2018. This property is located in a residential area.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of December 31, 2017, 1,677,798 shares of our common stock and $27,323,000 in aggregate principal amount of secured investor certificates were issued and outstanding.

Lack of Liquidity and Absence of Public Market Price.

There is virtually no market for our common shares. It is not expected that a material market for the shares will develop any time soon. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares would reflect the value of our assets or business and no assurance that at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares. Our common stock is not currently listed or traded on any exchange or market.

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2017 and 2016. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2017. We did purchase 1,200 shares in 2016 at a price of $2.00 per share.

	High	Low
Calendar Year 2017
First Quarter	$2.68	$1.90
Second Quarter	$2.46	$2.03
Third Quarter	$2.53	$2.01
Fourth Quarter	$3.60	$2.02

Calendar Year 2016
First Quarter	$2.50	$2.15
Second Quarter	$2.60	$2.10
Third Quarter	$2.90	$2.13
Fourth Quarter	$2.75	$1.61

Holders of Our Common Shares

As of December 31, 2017, we had 570 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2017 and 2016 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2017	2016	2017	2016
March 31	$.070	$.060	2.80%	2.40%
June 30	$.070	$.060	2.80%	2.40%
September 30	$.070	$.060	2.80%	2.40%
	2017	2016	2017	2016
December 31	$.070	$.060	2.80%	2.40%
Totals:	$.280	$.255	2.80%	2.40%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2017, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to shareholders for the tax year 2017 were non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,829,000 and additional carry forward losses on a first mortgage loan totaling approximately $67,000 in 2017. We expect dividends paid in 2017 to be 100% non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,642,000.

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

Financial Condition

Our total assets decreased from $39,566,638 at December 31, 2016 to $38,684,750 at December 31, 2017. The primary reason for the decrease in total assets from December 31, 2016 through December 31, 2017 was a decrease in mortgage loans outstanding. Stockholders’ equity decreased from $11,505,019 at December 31, 2016 to $11,187,457 at December 31, 2017. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $469,784. Our primary liabilities at December 31, 2017 and 2016 were our secured investor certificates, which were $27,323,000 and $27,924,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid before the 30th day of the ensuing month. We anticipate that funds from maturing loans along with proceeds from the sale of our current secured investor certificate offering will equal or exceed obligations due on our certificates during 2018. To the extent necessary, we will seek short-term financing or a new working capital facility, including establishing a line of credit with a local bank, to meet any short-term cash requirements. We expect to use any extra cash available to us to fund new loans or purchase church bonds.

Comparison of the Fiscal Years ended December 31, 2017 and 2016

The following table shows the results of our operations for fiscal 2017 and 2016:

	For the Year Ended December 31,

Statement of Operations Data	2017	2016

Interest and other income	$2,767,019	$2,698,186
Interest expense	1,913,704	2,025,000
Net interest income	853,315	673,186
Total provision for losses on mortgage loans and bonds	116,172	155,056
Net interest income after provision for mortgage and bonds losses	737,143	518,130
Operating expenses	584,922	855,337
Total operating expenses	584,922	855,337
Net Income (loss)	$152,221	$(337,207)
Basic and diluted income (loss) per share	$0.09	$(0.20)

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 87 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 5.552% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net income for our year ended December 31, 2017 was $152,221 on total interest and other income of $2,767,019 compared to a net (loss) of $(337,207) on total interest and other income of $2,698,186 for the year ended December 31, 2016. The increase in net income was primarily due to the funding of two bridge loans which increased our interest income during 2017. Bridge loans are short term financing (less than one year) to help in obtaining a property that needs to be acquired through re-financing which can be difficult through our traditional bond financing programs. Bridge loans also help prevent a borrower from having to service more than one loan at a time.

Net interest income earned on the Company's portfolio of loans was $853,315 for the year ended December 31, 2017, compared to $673,186 for 2016. The increase in net interest income was due to an increase in interest income of approximately $69,000. Excluded from revenue for the year ended December 31, 2017 is $18,562 of origination fees, or “points,” we received. Recognition of origination income under GAAP must be deferred over the expected life of each loan. However, under tax principles, origination income is recognized in the period received. Accordingly, because our status as a REIT requires, among other things, the distribution to shareholders of at least 90% of taxable income, the dividends declared and paid to our shareholders for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 included origination income even though it was not recognized in its entirety as income for the period under GAAP.

Our operating expenses for our fiscal year ended December 31, 2017 were $584,922 compared to $855,337 for our year ended December 31, 2016. The decrease in operating expenses was primarily a result of a decrease in our interest expense on our secured investor certificates. The amount of certificates outstanding decreased by $601,000 during the year ended December 31, 2017.

Our Board of Directors declared dividends of $.070 for each share of record on April 25, 2017, $.070 for each share of record on July 28, 2017, $.070 for each shares of record on October 30, 2017 and $.070 for each shares of record on January 29, 2018. Based on the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 and assuming a share purchase price of $10.00, the dividends paid represented a 2.80% annual yield in 2017. 100% of the dividends paid to shareholders for the tax year 2017 were non-dividend distributions due to the realized (carry-forward) loss of $(1,829,253) and additional realized losses of $(66,971) on a first mortgage loan sold for cash. We expect dividends paid in 2018 to be 100% non-dividend distributions due to the realized (carry-forward) losses totaling approximately $1,641,000 for the period ended December 31, 2018.

We choose to distribute income from ongoing operations in the form of dividends to shareholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to shareholders for the periods ended December 31, 2017 and 2016. Any amount distributed to shareholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2017	December 31, 2016

Net Taxable Income	$255,428	$40,077
Net Income From Operations (before items)	$443,200	$215,572
Total Dividend Distributions	$469,783	$402,672
Principal Distribution	$26,583	$187,100
Number of Shares Outstanding	1,667,798	1,667,798
Amount of Principal Distributed per Share	$0.02	$0.11

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

Currently, our bond portfolio comprises 37% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. The total principal amount outstanding is approximately $14,688,000 as of December 31, 2017 and was approximately $11,941,000 as of December 31, 2016. We earned approximately $873,000 on our bond portfolio in 2017 and approximately $715,000 in 2016.

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

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. No Series E secured investor certificates were sold for the period ended December 31, 2017.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2017, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

We anticipate that funds from maturing loans along with proceeds from the sale of our current secured investor certificate offering will equal or exceed obligations due on our certificates during 2018. To the extent necessary, we will seek short-term financing or a new working capital facility, including establishing a line of credit with a local bank, to meet any short-term cash requirements.

The table below shows the principal amount of loans and bonds to be paid during 2018 and the number of secured investor certificates maturing in 2018. We have approximately $502,000 in cash on hand to pay maturing certificates. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio. In addition, we are currently working on establishing a $4,000,000 line of credit with a local bank.

Fiscal Year 2018

Contractual maturity schedule mortgage loans	$1,490,532
Contractual maturity schedule bond portfolio	139,000
Total	$1,629,532

Contractual maturity schedule secured investor certificates	$4,116,000
Additional funds required to pay maturing certificates	$2,486,468

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $1,282,000 and $831,000 during 2017 and 2016, respectively. These renewals represent 46% and 27% of the maturing certificates for the period ended December 31, 2017 and 2016, respectively. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2018.

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

At December 31, 2017, we reserved $1,428,155 against nineteen mortgage loans, of which fourteen churches were three or more mortgage payments in arrears. Five of these loans were declared to be in default and two loans are in the process of being foreclosed. At December 31, 2016, we reserved $1,311,983 against seventeen mortgage loans, of which twelve churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $2,044,000 and $1,853,000 at December 31, 2017 and 2016, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the fourteen loans which were three or more payments in arrears, the first impaired loan has an outstanding balance of approximately $161,000. The church is located in Detroit, Michigan. This loan is in the foreclosure process. We have not taken possession of the property since the church has been making payments and is no longer in arrears on its payments. If the Church continues to make its mortgage payments in a timely manner, we will transfer the title of the property back to the Church. The church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The second impaired loan has an outstanding balance of $480,000. The church is located in Atlanta, Georgia. This loan is in the foreclosure process. We plan to take possession of the property in 2018 and list the property for sale through a local developer. The church is located in a residential area.

The third impaired loan has an outstanding balance of approximately $460,000. The church is located in Miami, Florida. This loan has been declared to be in default. The church has resumed making monthly interest only payments. We plan on restructuring this loan in 20178if the church continues to make monthly payments. The church is located in a residential area.

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

The sixth impaired loan has an outstanding balance of $44,884. The church is located in Chicago, Illinois. We have a second mortgage loan. We have been made aware that the church defaulted on its first mortgage loan as well. We will wait to see what the outcome with the first mortgage holder will be.

The seventh impaired loan has an outstanding balance of $132,515. The Church was making sporadic payments but has not made any payments for over six months. We are planning to foreclose on the Church property in 2018 and list the property for sale.

The eighth impaired loan has an outstanding balance of $365,000. The church is located in Raleigh, North Carolina. The church has missed eight mortgage payments since the loan was funded in November 2004, two payments were missed in 2017. We are working with the church to bring its payments current.

The ninth impaired loan has an outstanding balance of $294,000. The church is located in Seagoville, Texas. The church has missed four payments since the loan was funded in August 2006 but no payments were missed in 2017. We are working with the church to bring its payments current.

The tenth impaired loan has an outstanding balance of $664,000. The church is located in Linton, Indiana. The church has missed three payments since the loan was funded in September 2007. However, the church did not miss any payments in 2017. We are working with the church to bring its payments current.

The eleventh impaired loan has an outstanding balance of $454,000. The church is located in Cincinnati, Ohio. The church has missed eight payments since the loan was funded in April 2011, of which two payments were missed in 2017. We are working with the church to bring its payments current.

The twelfth impaired loan has an outstanding balance of $714,000. The church is located in Richmond Hills, Texas. The church has missed numerous payments since the loan was funded in November 2004. However, the church has been making regular payments which are being applied to their arrearage. We are continually working with the church to bring its payments current.

The thirteenth impaired loan has an outstanding balance of $240,000. The church is located in Kirbyville, Texas. The church has missed three payments since the loan was funded in June 2003. However, the church did not miss any payments in 2017. We are working with the church to bring its payments current.

The fourteenth impaired loan has an outstanding balance of $632,000. The Church is located in Indianapolis, Indiana. The church missed three payments in 2017. We are working with the church to bring its payments current.

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

We expect to foreclose on one property in 2018 and will incur costs to secure and prepare these properties for sale. We seek to exhaust all options available to us to before proceeding to foreclosure.

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by communication with the church, or lack thereof, if we should foreclose on the property. We did not see a substantial increase in delinquent payments in 2017. We contribute this to a more stable economy and lower unemployment. However, we can provide no assurance that delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church meeting their payment obligations.

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

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We recorded an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at December 31, 2017, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the twelve month period ended December 31, 2017. However, the trustee made a distribution to bondholders during the year of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework, 2013 Framework.” Based on this assessment, our management concluded that, as of the evaluation date, we maintained effective internal control over financial reporting.

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

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2018, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2018, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2018, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2018, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 15, 2018, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
4.8	Trust Indenture between the Company and Herring Bank dated November 6, 2017	10
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated November 6, 2017	11
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Filed herewith
(10)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(11)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/30/2018
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	03/30/2018
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	03/30/2018
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	03/30/2018
Kirbyjon H. Caldwell, Director
32

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Church Mortgage Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Church Mortgage Company (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2018

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2017	2016

Current Assets
Cash and cash equivalents	$502,490	$3,382,994
Accounts receivable	260,785	219,352
Interest receivable	176,365	175,912
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance for loan losses of $88,113 and $41,192 and deferred origination fees of $28,956 and $22,444 at December
31, 2017 and 2016, respectively	1,373,463	725,727
Current maturities of bond portfolio	139,000	111,000
Prepaid expenses	2,598	1,489
Total current assets	2,457,111	4,618,884

Mortgage Loans Receivable, net of current maturities,
allowance of $1,340,042 and $1,270,071 and deferred
origination fees of $256,578 and $276,055 at December
31, 2017 and 2016, respectively	21,071,635	22,396,071

Bond Portfolio, net of current maturities	14,090,755	11,371,616

Real Estate Held for Sale	225,872	340,872

Deferred Offering Costs, net of accumulated amortization
of $1,222,243 and $1,101,441 at December 31, 2017 and
2016, respectively	839,377	839,195
Total Assets	$38,684,750	$39,566,638

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016

Current Liabilities
Current maturities of secured investor certificates	$ 4,116,000	$ 2,803,000
Accounts payable	56,847	36,951
Dividends payable	117,446	100,668
Total current liabilities	4,290,293	2,940,619

Secured Investor Certificates, Series B, net of current maturities	8,825,000	11,486,000
Secured Investor Certificates, Series C, net of current maturities	6,148,000	6,339,000
Secured Investor Certificates, Series D	8,234,000	7,296,000
Total liabilities	27,497,293	28,061,619

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at
December 31, 2017 and 2016	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(7,942,779)	(7,625,217)
Total stockholders’ equity	11,187,457	11,505,019

Total liabilities and stockholders' equity	$ 38,684,750	$ 39,566,638

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2017	2016

Interest and Other Income	$2,767,019	$2,698,186

Interest Expense	1,913,704	2,025,000

Net Interest Income	853,315	673,186

Provision for losses on mortgage loans receivable	116,172	155,056

Net Interest Income after Provision for Mortgage	737,143	518,130

Operating Expenses
Other than temporary impairment on bond portfolio	—	258,000
Other operating expenses	584,922	597,337
	584,922	855,337

Net Income (Loss)	152,221	(337,207)

Basic and Diluted Income (Loss) Per Share	$0.09	$(0.20)

Dividends Declared Per Share	$0.28	$0.24

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2015	1,677,798	$16,778	$19,113,458	$(6,885,338)

Net loss	—	—	—	(337,207)

Dividends declared	—	—	—	(402,672)

Balance, December 31, 2016	1,677,798	16,778	19,113,458	(7,625,217)

Net income	—	—	—	152,221

Dividends declared	—	—	—	(469,783)

Balance, December 31, 2017	1,677,798	$16,778	$19,113,458	$(7,942,779)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2017	2016

Cash Flows from Operating Activities
Net income (loss)	$152,221	$(337,207)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	66,971	78,473
Provision for losses on mortgage loans receivable	116,172	155,056
Other than temporary impairment on bond portfolio	—	258,000
Accretion of deferred loan origination fees	(12,965)	(36,845)
Amortization of deferred offering costs	120,802	126,450
Change in assets and liabilities
Accounts receivable	(41,433)	(29,743)
Interest receivable	(453)	(3,743)
Prepaid expenses	(1,109)	18,415
Accounts payable	19,896	7,534
Net cash provided by operating activities	420,102	236,390

Cash Flows from Investing Activities
Investment in mortgage loans	(3,129,367)	(1,076,520)
Collections of mortgage loans	3,702,860	1,897,287
Investments purchased	—	(2,410)
Investment in bonds	(2,964,000)	(1,622,000)
Proceeds from bonds	216,861	394,812
Proceeds from real estate held for sale	48,029	32,000
Net cash used for investing activities	(2,125,617)	(376,831)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	930,000	1,452,000
Payments on secured investor certificate maturities	(1,531,000)	(1,774,000)
Payments for deferred costs	(120,984)	(103,835)
Dividends paid	(453,005)	(427,840)
Net cash used for financing activities	(1,174,989)	(853,675)

Net (Decrease) in Cash and Cash Equivalents	(2,880,504)	(994,116)

Cash and Cash Equivalents - Beginning of Year	3,382,994	4,377,110

Cash and Cash Equivalents - End of Year	$502,490	$3,382,994

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31,
	2017	2016

Supplemental Cash Flow Information

Dividends payable	$117,446	$100,668

Loan origination fees	$40,712	$13,665

Interest paid	$1,792,902	$1,898,550

Loans transferred to real estate held for sale	$—	$134,173

Non-cash investing activity:
Real estate held for sale financed through
mortgage loans receivable	$—	$380,250
	.
Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $15,428 and $14,841 in a money market fund account at December 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $139,000 and $111,000 in bonds as current assets as of December 31,

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

2017 and 2016, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2018 and 2017, respectively.

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2017, the Company reserved $1,428,155 for nineteen mortgage loans. Fourteen of these loans are three or more mortgage payments in arrears of which five are declared to be in default and two are in the foreclosure process. The total principal amount of these nineteen loans totals approximately $5,408,000 at December 31, 2017. At December 31, 2016, the Company reserved $1,311,983 for seventeen mortgage loans. Twelve of these loans are three or more mortgage payments in arrears of which three are declared to be in default and two loans are in the foreclosure process. The total principal amount of these thirteen loans totals approximately $5,302,000

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2017	2016
Balance at beginning of year	$1,311,983	$1,204,833
Provision for losses on mortgage loans receivable	116,172	155,056
Reclassified to real estate held for sale	—	(29,806)
Charge-offs	—	(18,100)
Balance at end of year	$1,428,155	$1,311,983

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,044,000 and $1,853,000 at December 31, 2017 and 2016, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $723,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2017. Approximately $663,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2016.

The Company will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and all board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status. No interest income was recognized on non-accrual loans for the years ended December 31, 2017 and 2016.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $3,364,000 and $3,449,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2017 and 2016, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2017, the Company had one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure, with an outstanding loan balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $225,872 as of December 31, 2017.

As of December 31, 2016, the company has two properties acquired through foreclosure, and one via deed in lieu of foreclosure, with net carrying balances totaling approximately $341,000. The fair value of our real estate held for sale, which represents the carrying value, is approximately $341,000 as of December 31, 2016 after total impairment of approximately $277,000.

The Company sold one property and disposed of a second property during the year ended December 31, 2017. The first property was sold to an unrelated third party for approximately $48,000. The second property was disposed by way of a “Quit-Claim Deed” to an unrelated third party. The disposed property had no carrying value. The Company realized an additional loss of approximately $67,000 on property that was sold as of December 31, 2017.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

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

Income (Loss) Per Common Share

No adjustments were made to income (loss) for the purpose of calculating earnings per share, as there were no potential dilutive shares outstanding.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a REIT, the Company does not have any significant tax uncertainties that would require recognition or disclosure.

Subsequent Events

The Company has evaluated events and transactions through the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the December 31, 2017 financial statements.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 3), which totaled $458,000 for both the years ended December 31, 2017 and 2016.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2017	Fair Value	Level 3

Bond portfolio	$14,229,755	$14,229,755

		Fair Value Measurement
December 31, 2016	Fair Value	Level 3

Bond portfolio	$11,482,616	$11,482,616

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2016	$11,482,616
Purchases	2,964,000
Proceeds	(216,861)
Balance at December 31, 2017	$14,229,755

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 and $19,173 for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Impaired Loans	$—	$—	$1,321,500	$1,321,500
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,547,372	$1,547,372

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Impaired Loans	$—	$—	$1,189,873	$1,189,873
Real estate held for resale	—	—	340,872	340,872
	$—	$—	$1,530,745	$1,530,745

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2016	$1,189,873	$340,872
Additions/Acquisitions	197,034	-
Dispositions/Proceeds	(5,465)	(115,000)
Impairment	(59,942)	-
Balance at December 31, 2017	$1,321,500	$225,872

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

The fair value of impaired loans referenced above was determine by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgements in determining the fair value of the underlying collateral supporting impaired loans.

The fair value of real estate held for resale referenced above was determined by obtaining market price valuations from independent third parties wherever such quotes were available for the other collateral owned. The company utilized independent third party appraisal to support the Company’s estimates and judgements in determining fair value for other real estate owned.

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2017, the Company had first mortgage loans receivable totaling $24,158,787. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.19% at December 31, 2017. The Company had first mortgage loans receivable totaling $24,732,280 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.25% at December 31, 2016.

The Company has a portfolio of secured church bonds at December 31, 2017 and December 31, 2016, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.00% to 9.75%. The aggregate par value of secured church bonds equaled approximately $14,687,755 at December 31, 2017 with a weighted average interest rate of 6.82% and approximately $11,940,616 at December 31, 2016 with a weighted average interest rate of 6.77%. These bonds are due at various maturity dates through May 2046. The Company has recorded an aggregate other than temporary impairment of $458,000 for both December 31, 2017 and 2016 for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 6.98% and 8.50% of the bond portfolio at December 31, 2017 and 2016, respectively. The Company had maturities and redemptions of bonds of approximately $217,000 and $395,000 in 2017 and 2016, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2017, is as follows:

	Mortgage Loans	Bond Portfolio

2018	$ 1,490,532	$ 139,000
2019	1,097,282	161,000
2020	843,619	222,000
2021	721,220	251,000
2022	1,516,082	172,000
Thereafter	18,490,052	13,742,775
	24,158,787	14,687,775
Less loan loss and other than temporary impairment on bonds allowance	(1,428,155)	(458,000)
Less deferred origination income	(285,534)	___-____
Totals	$22,445,098	$14,229,775

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at December 31, 2017 and December 31, 2016, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2017. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.45% and 6.47% at December 31, 2017 and 2016, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $1,282,000 and $831,000 during 2017 and 2016, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2017 is as follows:

2018	$ 4,116,000
2019	2,333,000
2020	4,167,000
2021	2,047,000
2022	723,000
Thereafter	13,937,000

Totals	$27,323,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2017, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

In September 2017, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. No Series E secured investor certificates were sold for the period ended December 31, 2017.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $333,000 and $324,000 during the years ended December 31, 2017 and 2016, respectively.

6. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2017, the Company had pretax income of $152,221 and distributions to shareholders in the form of dividends during the tax year of $469,783. In 2016, the Company had pretax loss of $(337,207) and distributions to shareholders in the form of dividends during the tax year of $402,672. The Company paid out 100% of taxable income in dividends in 2017 and 2016.

The Company has federal and Minnesota net operating loss carryforwards of $2,600,000. The federal losses start to expire in 2033 and the Minnesota losses start to expire in 2028. The carrying amounts of some assets differ for tax basis than book basis. At December 31, 2017 and 2016, the cumulative tax basis in the Company’s assets and liabilities exceeded book basis by $1,725,000 and $1,888,000, respectively. The Company has no deferred tax assets or liabilities on its balance sheet.

The Tax Cuts and Jobs Act, signed into law on December 22, 2017, represents sweeping changes to the Internal Revenue Code, including the reduction of the corporate tax rate to a flat 21 percent.  While

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

this rate is not effective until January 1, 2018, ASC 740-10-30-8 requires deferred tax assets and liabilities to be measured based on the enacted rates expected to apply when the deferred tax assets or liabilities are settled.  We do not have any deferred tax assets, and therefore did not incur a charge or benefit with regards to the rate change.

At this time, it is unclear to what, if any, extent the many complexities of the new law will impact our financial statements apart from the above.  As such, we have not made any other adjustments.  We continue to work with our advisors to evaluate the new law and its application to ASC 740.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2017 and 2016, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2017 and 2016

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$502,490	$502,490	$3,382,994	$3,382,994
Accounts receivable	260,785	260,785	219,352	219,352
Interest receivable	176,365	176,365	175,912	175,912
Mortgage loans receivable	24,158,787	25,353,731	24,732,280	25,646,901
Bond portfolio	14,687,775	14,687,775	11,940,616	11,940,616
Secured investor certificates	27,323,000	34,811,519	27,924,000	35,415,944

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

Accounts receivable

Due to the short term nature, the carrying amount of accounts receivable approximates fair value.

Interest receivable

Due to the short term nature, the carrying amount of interest receivable approximates fair value.

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently more than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the fiscal year ended December 31, 2017.

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

