Form 10-Q
period 2018-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2018-05-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-25919

AMERICAN CHURCH MORTGAGE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1793975
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10400 Yellow Circle Drive, Suite 102, Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

(952) 945-9455

Registrant’s Telephone Number, Including Area Code

10237 Yellow Circle Drive, Minnetonka, MN 55343

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2018
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F-3

Statements of Operations…….………………………………………………………	F-4

Statements of Cash Flows……..……………………………………………………..	F-5 – F-6

Notes to Financial Statements ………………………………………………………….	F-7- F-18

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	19- 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	23

Items 4. Controls and Procedures…………..…………………………………………	23- 24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	25

Item 1A. Risk Factors…………………………………………………………………...	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	25

Item 3. Defaults Upon Senior Securities………………………………………..…….	25

Item 4. Mine Safety Disclosures……………………..…………………………..……	25

Item 5. Other Information…………………………………………………………….	25

Item 6. Exhibits……………………………………………….……………………….	25 - 26

Signatures………………………………………………….…………………..………	27

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

March 31, 2018

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2018	December 31, 2017
	(unaudited)
Current Assets
Cash and cash equivalents	$ 2,789,065	$ 502,490
Accounts receivable	244,839	260,785
Interest receivable	174,275	176,365
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance for loan losses of $56,597 and $88,113 and deferred origination fees of $20,886 and $28,956 at March 31, 2018
and December 31, 2017, respectively	777,400	1,373,463
Current maturities of bond portfolio	146,000	139,000
Prepaid expenses	15,900	2,598
Total current assets	4,149,889	2,457,111

Mortgage Loans Receivable, net of current maturities,
allowance of $1,480,792 and $1,340,042 and deferred
origination fees of $264,647 and $256,578 at March 31, 2018
and December 31, 2017, respectively	20,621,586	21,071,635

Bond Portfolio, net of current maturities	14,197,755	14,090,755

Real Estate Held for Sale	225,872	225,872

Deferred Offering Costs, net of accumulated amortization
of $975,256 and $1,222,243 at March 31, 2018 and
December 31, 2017, respectively	887,514	839,377
Total Assets	$ 40,082,616	$ 38,684,750

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2018	December 31, 2017
	(unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 4,257,000	$ 4,116,000
Accounts payable	37,584	56,847
Dividends payable	117,446	117,446
Total current liabilities	4,412,030	4,290,293

Secured Investor Certificates, Series B, net of current maturities	8,612,000	8,825,000
Secured Investor Certificates, Series C, net of current maturities	6,103,000	6,148,000
Secured Investor Certificates, Series D	8,234,000	8,234,000
Secured Investor Certificates, Series E	1,677,000	-
Total liabilities	29,038,030	27,497,293

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at
March 31, 2018 and December 31, 2017, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,085,650)	(7,942,779)
Total stockholders’ equity	11,044,586	11,187,457

Total liabilities and stockholders' equity	$ 40,082,616	$ 38,684,750

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)

Interest and Other Income	$ 664,896	$ 682,725

Interest Expense	475,694	481,132

Net Interest Income	189,202	201,593

Provision for losses on mortgage loans receivable	109,234	23,374

Net Interest Income after Provision for Mortgage	79,968	178,219

Operating Expenses	105,393	199,673

Net Income (Loss)	$ (25,425)	$ (21,454)

Basic and Diluted Income (Loss) Per Share	$ (0.02)	$ (0.01)

Dividends Declared Per Share	$ 0.07	$ 0.07

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)
Cash Flows from Operating Activities
Net (loss)	$ (25,425)	$ (21,454)
Adjustments to reconcile net (loss) to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	-	66,971
Provision for losses on mortgage loans receivable	109,234	23,374
Accretion of deferred loan origination fees	-	22,150
Amortization of deferred offering costs	26,073	30,089
Change in assets and liabilities
Accounts receivable	15,946	(7,712)
Interest receivable	2,090	(2,258)
Prepaid expenses	(13,302)	(10,756)
Accounts payable	(19,263)	(12,121)
Net cash provided by operating activities	95,353	88,283

Cash Flows from Investing Activities
Investment in mortgage loans	-	(2,218,570)
Collections of mortgage loans	936,878	1,732,709
Investments purchased	-	48,029
Investment in bonds	(151,000)	(1,289,000)
Proceeds from bonds	37,000	11,000
Net cash provided by (used for) investing activities	822,878	(1,715,832)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	1,677,000	469,000
Payments on secured investor certificate maturities	(117,000)	(815,000)
Payments for deferred costs	(74,210)	(27,415)
Dividends paid	(117,446)	(100,668)
Net cash provided by (used for) financing activities	1,368,344	(474,083)

Net Increase (Decrease) in Cash and Cash Equivalents	2,286,575	(2,101,632)

Cash and Cash Equivalents - Beginning of Period	502,490	3,382,994

Cash and Cash Equivalents - End of Period	$ 2,789,065	$ 1,281,362

Notes to Financial Statements are an integral part of this Statement.

F-5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	2018	2017
(unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 117,446	$ 117,446

Loan origination fees	$ -	$ 22,150

Interest paid	$ 445,970	$ 451,045

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

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

The unaudited financial statements of the Company should be read in conjunction with the December 31, 2017 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2017. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

March 31, 2018

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $203,733 and $15,428 in money market fund accounts at March 31, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $146,000 and $139,000 in bonds as current assets as of March 31, 2018 and December 31, 2017, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2018 and 2017, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2018, the Company provided $1,537,389 for nineteen mortgage loans, of which seven totaling approximately $3,322,000 are three or more mortgage payments in arrears, five loans totaling approximately $1,403,000 are declared to be in default and two loans totaling approximately $641,000 are in the foreclosure process. At December 31, 2017, the Company provided approximately $1,428,000 for nineteen mortgage loans, of which seven totaling approximately $3,364,000 were three or more mortgage payments in arrears, five loans totaling approximately $1,403,000 were declared to be in default and two loans totaling approximately $641,000 were in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

A summary of transactions in the allowance for credit losses for the three months ended March 31, 2018 is as follows:

Balance at December 31, 2017	$ 1,428,155
Provision for additional losses	109,234
Balance at March 31, 2018	$ 1,537,389

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,044,000 both at March 31, 2018 and December 31, 2017, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $824,000 and $723,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at March 31, 2018 and December 31, 2017, respectively.

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

Loans totaling approximately $3,322,000 and $3,364,000 exceeded 90 days past due but continued to accrue interest at March 31, 2018 and December 31, 2017, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

Real Estate Held for Sale

As of March 31, 2018, the Company had one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure, with an outstanding loan balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $225,872 both at March 31, 2018 and December 31, 2017.

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

As of January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

  Gain/Losses on Sale of OREO – The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO assets is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determine the gain or loss on the sale, the Company adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

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

Recent Accounting Pronouncements

In June, 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the excepted credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet fully evaluated the potential effects of adopting ASU 2016-13 on the Company’s results of operations, financial position or cash flows.

Recent Accounting Pronouncements – Adopted

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income were not impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed non-interest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including gains(losses) on sale of OREOs. Upon our analysis we concluded that the adoption of the ASC 606 did not change the timing and pattern of revenue recognition related to scoped in non-interest income source and only required additional disclosures. In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard. The additional disclosures required by the ASU have been included in above.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $458,000 for both periods ended March 31, 2018 and December 31, 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2018	Fair Value	Level 3

Bond portfolio	$14,343,755	$14,343,755

		Fair Value Measurement
December 31, 2017	Fair Value	Level 3

Bond portfolio	$14,229,755	$14,299,755

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds, and uses

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2017	$14,229,755
Purchases	151,000
Proceeds	(37,000)
Balance at March 31, 2018	$14,343,755

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 for both the periods ended March 31, 2018 and December 31, 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Fair Value at March 31, 2018
Impaired Loans	$—	$—	$1,220,319	$1,220,319
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,446,191	$1,446,191

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Impaired Loans	$—	$—	$1,321,500	$1,321,500
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,547,372	$1,547,372

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2017	$1,321,500	$225,872
Dispositions/Proceeds	(438)	—
Impairment	(100,743)	—
Balance at March 31, 2018	$1,220,319	$225,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2018, the Company had mortgage loans receivable totaling $23,221,908. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.23% at March 31, 2018. The Company had mortgage loans receivable totaling $24,158,787 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.19% at December 31, 2017.

The Company has a portfolio of secured church bonds at March 31, 2018 and December 31, 2017, which are carried at fair value. The bonds pay quarterly interest ranging from 3.00% to 9.75%. The aggregate value of secured church bonds equaled approximately $14,801,000 at March 31, 2018 with a weighted average interest rate of 6.83% and approximately $14,688,000 at December 31, 2017 with a weighted average interest rate of 6.82%. These bonds are due at various maturity dates through May 2046.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2018, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2018 through March 31, 2019	$ 854,883	$ 146,000
April 1, 2019 through December 31, 2019	796,053	139,000
2020	843,619	226,000
2021	721,220	264,000
2022	1,516,082	173,000
Thereafter	18,490,051	13,853,755
	23,221,908	14,801,755
Less loan loss and bond other than temporary impairment	(1,537,389)	(458,000)
Less deferred origination income	(285,533)	______-__
Totals	$21,398,986	$ 14,343,755

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at March 31, 2018 and December 31, 2017, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended March 31, 2018. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loan receivables or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.42% and 6.45% at March 31, 2018 and December 31, 2017, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $176,000 and $656,000 for the three months ended March 31, 2018 and December 31, 2017, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at March 31, 2018 is as follows:

April 1, 2018 through March 31, 2019	$ 4,257,000
April 1, 2019 through December 31, 2019	1,889,000
2020	4,167,000
2021	2,056,000
2022	845,000
Thereafter	15,659,000

Totals	$28,883,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivables and church bonds of approximately the same value. At March 31, 2018, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

In September 2017, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loan receivables and church bonds of approximately the same value. At March 31, 2018, approximately 1,677 Series E certificates had been issued and were outstanding for $1,677,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $81,000 and $80,000 during the three months ended March 31, 2018 and 2017, respectively.

6. SUBSEQUENT EVENTS

On April 9, 2018, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and reborrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2018 and December 31, 2017, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$2,789,065	$2,789,065	$502,490	$502,490
Accounts receivable	244,839	244,839	260,785	260,785
Interest receivable	174,275	174,275	176,365	176,365
Mortgage loans receivable	23,221,908	23,191,419	24,158,787	25,353,731
Bond portfolio	14,343,755	14,343,755	14,687,775	14,687,775
Secured investor certificates	28,883,000	38,419,147	27,323,000	34,811,519

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

March 31, 2018

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently less than the carrying value as the portfolio is currently yielding less than similar mortgages with similar terms for borrowers with similar credit quality.

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2017 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have fifty-eight first mortgage loans aggregating $22,998,053 in principal amount, three second mortgage loans totaling $223,855 in principal amount and a first mortgage bond portfolio with par values aggregating $14,801,755. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2018 Three Months Ended March 31, 2018 Compared to Fiscal 2017 Three Months Ended March 31, 2017

Our net (loss) for the three months ended March 31, 2018 and 2017 was approximately $(25,425) and $(21,454), respectively, on total interest and other income of approximately $665,000 and $683,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2018, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.23%. Our bond portfolio has an average current yield of 6.83% as of March 31, 2018. As of March 31, 2017, the average, principal-adjusted interest rate on our portfolio of loans was 8.20% and our portfolio of bonds had an average current yield of 6.85%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $476,000 and $481,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease in interest expense was due to the decrease in interest paid on our Secured Investor Certificates outstanding. Net interest margin decreased from 29.53% to 28.46% resulting primarily from a decrease in interest expense of approximately 1.04%.

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

Allowance for losses on mortgage loans receivable increased during the three months ended March 31, 2018 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the three months ended March 31, 2018 of approximately $109,234 compared to approximately $23,374 for the three months ended March 31, 2017. At March 31, 2018, we provided approximately $1,538,000 for nineteen mortgage loans, of which seven are three or more mortgage payments in arrears, five loans are declared to be in default and two were in the foreclosure process. At December 31, 2017, we provided approximately $1,428,000 for nineteen mortgage loans, of which seven were three or more mortgage payments in arrears, five were declared to be in default and two were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have three second mortgage loans totaling approximately $223,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2018 decreased to approximately $105,000 compared to $200,000 for the three months ended March 31, 2017. The decrease was the result of no additional losses on sale of real estate held for sale.

Mortgage Loans and Bond Portfolio

No new loans were funded during the three months ended March 31, 2018.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We recorded an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at March 31, 2018, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the three month period ended March 31, 2018. However, the trustee made a distribution to bondholders during the twelve month period ended December 31, 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the three month period ended March 31, 2018 and 2017.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $0  and $22,150 in origination fees for the three months ended March 31, 2018 and 2017, respectively.

We paid a dividend of $.07 for each share held of record on April 30, 2018. The dividend, which was paid May 1, 2018, represents a 2.80% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

We paid a dividend of $.07 for each share held of record on April 25, 2017. The dividend, which was paid April 28, 2017, represents a 2.80% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of March 31, 2018 are primarily comprised of dividends declared as of March 31, 2018 but not yet paid and our secured investor certificates.

Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) the additional sale of securities; (ii) prepayment and repayment at maturity of mortgage loans we make; and (iii) bonds that mature or we sell from our bond portfolio. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years. We continually review the market for other sources of capital. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

During the three months ended March 31, 2018, total assets increased by approximately $1,398,000 due to an increase in our cash position from the sale of our Secured Investor Certificates. Current liabilities increased by approximately $122,000 for the three months ended March 31, 2018 due to an increase in current maturities of our secured investor certificates. Non-current liabilities also increased by approximately $1,419,000 for the three months ended March 31, 2018 due to an increase of secured investor certificates outstanding.

For the three months ended March 31, 2018, net cash provided by operating activities increased to approximately $95,000 from $88,000 from the comparative period ended March 31, 2017, primarily due to an increase in our provision for losses on mortgage loans receivable.

For the three months ended March 31, 2018, net cash provided by (used for) investing activities was approximately $822,000 compared to $(1,716,000) from the comparative three months ended March 31, 2017, due to a decrease in both investment in mortgage loans and in bonds.

For the three months ended March 31, 2018, net cash provided by (used for) financing activities decreased to approximately $1,368,000 from $(474,000) for the comparative three months ended March 31, 2017, primarily due to the sale of our secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2018. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
25

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2018 filed with the Securities and Exchange Commission on May 15, 2018, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       May 15, 2018

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

27