Form 10-Q
period 2018-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2018-08-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2018

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

Large accelerated filer ☐;	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statements of Operations…….………………………………………………………	F-4- F-5

Statements of Cash Flows……..……………………………………………………..	F-6 - F-7

Notes to Financial Statements ………………………………………………………….	F-8 - F-19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	20 - 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	24

Items 4. Controls and Procedures…………..…………………………………………	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	26

Item 1A. Risk Factors…………………………………………………………………...	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	26

Item 3. Defaults Upon Senior Securities………………………………………..…….	26

Item 4. Mine Safety Disclosures……………………..…………………………..……	26

Item 5. Other Information…………………………………………………………….	26

Item 6. Exhibits……………………………………………….……………………….	26 -27

Signatures………………………………………………….…………………..………	28

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

June 30, 2018

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2018	December 31, 2017
	(unaudited)
Current Assets
Cash and cash equivalents	$ 2,929,684	$ 502,490
Accounts receivable	255,400	260,785
Interest receivable	178,745	176,365
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance for loan losses of $72,672 and $88,113 and deferred origination fees of $20,886 and $28,956 at June 30, 2018
and December 31, 2017, respectively	948,929	1,373,463
Current maturities of bond portfolio	147,000	139,000
Prepaid expenses	21,259	2,598
Total current assets	4,483,427	2,457,111

Mortgage Loans Receivable, net of current maturities,
allowance of $1,512,217 and $1,340,042 and deferred
origination fees of $264,647 and $256,578 at June 30, 2018
and December 31, 2017, respectively	19,916,045	21,071,635

Bond Portfolio, net of current maturities	14,689,755	14,090,755

Real Estate Held for Sale	225,872	225,872

Deferred Offering Costs, net of accumulated amortization
of $1,006,206 and $1,222,243 at June 30, 2018 and
December 31, 2017, respectively	875,052	839,377
Total Assets	$ 40,190,151	$ 38,684,750

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2018	December 31, 2017
	(unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 4,342,000	$ 4,116,000
Accounts payable	88,522	56,847
Management fee payable	26,878	-
Dividends payable	33,556	117,446
Total current liabilities	4,490,956	4,290,293

Secured Investor Certificates, Series B, net of current maturities	8,370,000	8,825,000
Secured Investor Certificates, Series C, net of current maturities	6,140,000	6,148,000
Secured Investor Certificates, Series D	8,234,000	8,234,000
Secured Investor Certificates, Series E	2,020,000	-
Total liabilities	29,254,956	27,497,293

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at
June 30, 2018 and December 31, 2017, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,195,041)	(7,942,779)
Total stockholders’ equity	10,935,195	11,187,457

Total liabilities and stockholders' equity	$ 40,190,151	$ 38,684,750

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)

Interest and Other Income	$ 1,305,368	$ 1,382,792

Interest Expense	968,978	955,754

Net Interest Income	336,390	427,038

Provision for losses on mortgage loans receivable	156,734	51,799

Net Interest Income after Provision for Mortgage	179,656	375,239

Operating Expenses	280,916	343,305

Net (Loss) Income	$ (101,260)	$ 31,934

Basic and Diluted (Loss) Income Per Share	$ (0.06)	$ 0.02

Dividends Declared Per Share	$ 0.02	$ 0.07

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)

Interest and Other Income	$ 640,472	$ 700,067

Interest Expense	493,284	474,622

Net Interest Income	147,188	225,445

Provision for losses on mortgage loans receivable	47,500	28,425

Net Interest Income after Provision for Mortgage	99,688	197,020

Operating Expenses	175,523	143,632

Net (Loss) Income	$ (75,835)	$ 53,388

Basic and Diluted (Loss) Income Per Share	$ (0.05)	$ 0.03

Dividends Declared Per Share	$ 0.07	$ 0.07

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(unaudited)
Cash Flows from Operating Activities
Net (loss) income	$ (101,260)	$ 31,934
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	-	66,971
Provision for losses on mortgage loans receivable	156,734	51,799
Accretion of deferred loan origination fees	-	21,450
Amortization of deferred offering costs	57,023	59,647
Change in assets and liabilities
Accounts receivable	5,385	(18,157)
Interest receivable	(2,380)	(2,565)
Prepaid expenses	(18,662)	(9,620)
Accounts payable	58,306	(15,276)
Management fee payable	247	27,529
Net cash provided by operating activities	155,393	213,712

Cash Flows from Investing Activities
Investment in mortgage loans	-	(3,088,230)
Collections of mortgage loans	1,423,390	2,689,530
Investments purchased	-	48,029
Investment in bonds	(694,000)	(1,621,000)
Proceeds from bonds	87,000	57,000
Net cash provided by (used for) investing activities	816,390	(1,914,671)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	2,020,000	661,000
Payments on secured investor certificate maturities	(237,000)	(1,122,000)
Payments for deferred costs	(92,697)	(39,538)
Dividends paid	(234,892)	(218,114)
Net cash provided by (used for) financing activities	1,455,411	(718,652)

Net Increase (Decrease) in Cash and Cash Equivalents	2,427,194	(2,419,611)

Cash and Cash Equivalents - Beginning of Period	502,490	3,382,994

Cash and Cash Equivalents - End of Period	$ 2,929,684	$ 963,383

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Six Months Ended
	June 30, 2018	June 30, 2017
(unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 33,556	$ 117,446

Loan origination fees	$ -	$ 31,750

Interest paid	$ 968,978	$ 955,754

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim statements and, therefore, do not include all information and disclosures necessary for fair presentation of results of operations, financial position, and changes in cash flow in conformity with generally accepted accounting principles in the United States of America. However, in the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for fair presentation of financial position, results of operations, and cash flows for the period presented.

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

June 30, 2018

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $431,214 and $15,428 in money market fund accounts at June 30, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $147,000 and $139,000 in bonds as current assets as of June 30, 2018 and December 31, 2017, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2018 and 2017, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At June 30, 2018, the Company provided $1,584,889 for nineteen mortgage loans, of which seven totaling approximately $3,322,000 are three or more mortgage payments in arrears, four loans totaling approximately $1,271,000 are declared to be in default and three loans totaling approximately $773,000 are in the foreclosure process. At December 31, 2017, the Company provided approximately $1,428,000 for nineteen mortgage loans, of which seven totaling approximately $3,364,000 were three or more mortgage payments in arrears, five loans totaling approximately $1,403,000 were declared to be in default and two loans totaling approximately $641,000 were in the foreclosure process.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

A summary of transactions in the allowance for credit losses for the six months ended June 30, 2018 is as follows:

Balance at December 31, 2017	$1,428,155
Provision for additional losses	156,734
Balance at June 30, 2018	$1,584,889

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $2,044,000 both at June 30, 2018 and December 31, 2017, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $840,000 and $723,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at June 30, 2018 and December 31, 2017, respectively.

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

Loans totaling approximately $3,322,000 and $3,364,000 exceeded 90 days past due but continued to accrue interest at June 30, 2018 and December 31, 2017, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

Real Estate Held for Sale

As of June 30, 2018, the Company had one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure, with an outstanding loan balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $225,872 both at June 30, 2018 and December 31, 2017.

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

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

affects the determination of the amount and timing of revenue from contracts with customers. The main types of revenue contracts included in non-interest income within the consolidated statements of operations are as follows:

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

Income (Loss) Per Common Share

No adjustments were made to income for the purpose of calculating income (loss) per share, as there were no potential dilutive shares outstanding.

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

Recent Accounting Pronouncements – Adopted

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income were not impacted by the adoption

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed non-interest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including gains (losses) on sale of OREOs. Upon our analysis we concluded that the adoption of the ASC 606 did not change the timing and pattern of revenue recognition related to scoped in non-interest income source and only required additional disclosures. In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard. The additional disclosures required by the ASU have been included in above.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $458,000 for both periods ended June 30, 2018 and December 31, 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
June 30, 2018	Fair Value	Level 3

Bond portfolio	$14,836,755	$14,836,755

		Fair Value Measurement
December 31, 2017	Fair Value	Level 3

Bond portfolio	$14,229,755	$14,229,755

We determine the fair value of the bond portfolio shown in the table above by comparing it with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds, and uses

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2017	$14,229,755
Purchases	694,000
Proceeds	(87,000)
Balance at June 30, 2018	$14,836,755

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 for both the periods ended June 30, 2018 and December 31, 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Fair Value at June 30, 2018
Impaired Loans	$—	$—	$1,204,232	$1,204,232
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,430,104	$1,430,104

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Impaired Loans	$—	$—	$1,321,500	$1,321,500
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,547,372	$1,547,372

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2017	$1,321,500	$225,872
Dispositions/Proceeds	(438)	—
Impairment	(116,830)	—
Balance at June 30, 2018	$1,204,232	$225,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2018, the Company had mortgage loans receivable totaling $22,735,396. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.22% at June 30, 2018. The Company had mortgage loans receivable totaling $24,158,787 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.19% at December 31, 2017.

The Company has a portfolio of secured church bonds at June 30, 2018 and December 31, 2017, which are carried at fair value. The bonds pay quarterly interest ranging from 3.25% to 9.75%. The aggregate value of secured church bonds equaled approximately $15,295,000 at June 30, 2018 with a weighted average interest rate of 6.83% and approximately $14,688,000 at December 31, 2017 with a weighted average interest rate of 6.82%. These bonds are due at various maturity dates through May 2046.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of June 30, 2018, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2018 through June 30, 2019	$ 1,042,488	$ 147,000
July 1, 2019 through December 31, 2019	121,936	81,000
2020	843,619	228,000
2021	721,220	254,000
2022	1,516,082	176,000
Thereafter	18,490,051	14,408,755
	22,735,396	15,294,755
Less loan loss and bond other than temporary impairment	(1,584,889)	(458,000)
Less deferred origination income	(285,533)	______-__
Totals	$20,864,974	$ 14,836,755

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at March 31, 2018 and December 31, 2017, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended June 30, 2018. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loan receivables or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.42% and 6.45% at June 30, 2018 and December 31, 2017, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $164,000 and $656,000 for the three months ended June 30, 2018 and December 31, 2017, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2018 is as follows:

July 1, 2018 through June 30, 2019	$ 4,342,000
July 1, 2019 through December 31, 2019	1,530,000
2020	4,167,000
2021	2,056,000
2022	897,000
Thereafter	16,114,000

Totals	$29,106,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

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

In September 2017, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loan receivables and church bonds of approximately the same value. At June 30, 2018, approximately 2,020 Series E certificates had been issued and were outstanding for $2,020,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $152,000 and $162,000 during the six months ended June 30, 2018 and 2017, respectively.

6. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and reborrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company has not yet borrowed against the line of credit as of June 30, 2018. The maturity date of the Note is April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements - Unaudited

June 30, 2018

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

The fair value estimates presented herein are based on relevant information available to management as of June 30, 2018 and December 31, 2017, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$2,929,684	$2,929,684	$502,490	$502,490
Accounts receivable	255,400	255,400	260,785	260,785
Interest receivable	178,745	178,745	176,365	176,365
Mortgage loans receivable	22,735,396	22,753,220	24,158,787	25,353,731
Bond portfolio	15,294,755	15,294,755	14,687,775	14,687,775
Secured investor certificates	29,106,000	36,761,624	27,323,000	34,811,519

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

June 30, 2018

Interest receivable

Due to the short term nature, the carrying amount of interest receivable approximates fair value.

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding less than similar mortgages with similar terms for borrowers with similar credit quality.

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

We currently have fifty-eight first mortgage loans aggregating $22,512,196 in principal amount, three second mortgage loans totaling $223,200 in principal amount and a first mortgage bond portfolio with par values aggregating $15,294,755. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2018 Six Months Ended June 30, 2018 Compared to Fiscal 2018 Six Months Ended June 30, 2017

Our net (loss) income for the three months ended June 30, 2018 and 2017 was approximately $(101,260) and $31,934, respectively, on total interest and other income of approximately $1,305,000 and $1,383,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2018, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.22%. Our bond portfolio has an average current yield of 6.83% as of June 30, 2018. As of June 30, 2017, the average, principal-adjusted interest rate on our portfolio of loans was 8.20% and our portfolio of bonds had an average current yield of 6.84%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $969,000 and $956,000 for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense was due to the increase in interest paid on our Secured Investor Certificates outstanding. Net interest margin decreased from 30.88% to 25.81%

resulting primarily from a decrease in interest income of approximately 5.60% along with an increase in interest expense of approximately 1.38%.

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

Allowance for losses on mortgage loans receivable increased during the six months ended June 30, 2018 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the six months ended June 30, 2018 of approximately $156,734 compared to approximately $51,799 for the six months ended June 30, 2017. At June 30, 2018, we provided approximately $1,585,000 for nineteen mortgage loans, of which seven are three or more mortgage payments in arrears, four loans are declared to be in default and three were in the foreclosure process. At December 31, 2017, we provided approximately $1,428,000 for nineteen mortgage loans, of which seven were three or more mortgage payments in arrears, five were declared to be in default and two were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have three second mortgage loans totaling approximately $223,200 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the six months ended June 30, 2018 decreased to approximately $281,000 compared to $343,000 for the six months ended June 30, 2017. The decrease was the result of no additional realized losses on real estate held for sale.

Fiscal 2018 Second Quarter Compared to Fiscal 2017 Second Quarter

The Company had a net loss of approximately $(76,000) for the three months ended June 30, 2018 and had net income of approximately $53,000 for the three months ended June 30, 2017, on total interest and other income of approximately $640,000 and $700,000, respectively. Interest expense was approximately $493,000 and $475,000 for the three months ended June 30, 2018 and 2017, respectively. The decrease in net interest income was approximately $78,000.

Operating expenses for the three months ended June 30, 2018 increased to approximately $176,000 compared to $144,000 at June 30, 2017. The increase in operating expenses was due to an increase in our legal and accounting expenses

Mortgage Loans and Bond Portfolio

No new loans were funded during the six months ended June 30, 2018.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We recorded an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at June 30, 2018, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the six month period ended June 30, 2018. However, the trustee made a distribution to bondholders during the twelve month period ended December 31, 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the six month period ended June 30, 2018 and 2017.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $0  and $31,750 in origination fees for the six months ended June 30, 2018 and 2017, respectively.

We paid a dividend of $.07 for each share held of record on April 30, 2018. The dividend was paid May 1, 2018.

We paid a dividend of $.02 for each share held of record on July 30, 2018. The dividend was paid July 31, 2018.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of June 30, 2018 are primarily comprised of accounts payable, management fee payable and dividends declared as of June 30, 2018 but not yet paid and our secured investor certificates.

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

During the six months ended June 30, 2018, total assets increased by approximately $1,505,000 due to an increase in our cash position from the sale of our Secured Investor Certificates. Current liabilities increased by approximately $201,000 for the six months ended June 30, 2018 due to an increase in current maturities of our secured investor certificates. Non-current liabilities also increased by approximately $1,557,000 for the six months ended June 30, 2018 due to an increase of secured investor certificates outstanding.

For the six months ended June 30, 2018, net cash provided by operating activities decreased to approximately $155,000 from $214,000 from the comparative period ended June 30, 2017, primarily due to an increase in our accounts payable.

For the six months ended June 30, 2018, net cash provided by (used for) investing activities was approximately $816,000 compared to $(1,915,000) from the comparative six months ended June 30, 2017, due to a decrease in both investment in mortgage loans and in bonds.

For the six months ended June 30, 2018, net cash provided by (used for) financing activities decreased to approximately $1,455,000 from $(719,000) for the comparative six months ended June 30, 2017, primarily due to the sale of our secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2018. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
26

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2018 filed with the Securities and Exchange Commission on August 14, 2018, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       August 14, 2018

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

28