Form 10-Q
period 2018-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2018-11-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F-3

Statements of Operations…….………………………………………………………	F-4- F-5

Statements of Cash Flows……..……………………………………………………..	F-6 - F-7

Notes to Financial Statements ………………………………………………………….	F-8 -F-19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	20 – 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	25

Items 4. Controls and Procedures…………..…………………………………………	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	26

Item 1A. Risk Factors…………………………………………………………………...	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	26

Item 3. Defaults Upon Senior Securities………………………………………..…….	26

Item 4. Mine Safety Disclosures……………………..…………………………..……	26

Item 5. Other Information…………………………………………………………….	26

Item 6. Exhibits……………………………………………….……………………….	26 -27

Signatures………………………………………………….…………………..………	28

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

September 30, 2018

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2018	December 31, 2017
	(unaudited)
Current Assets
Cash and cash equivalents	$ 2,675,119	$ 502,490
Accounts receivable	268,670	260,785
Interest receivable	184,218	176,365
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance for loan losses of $84,838 and $88,113 and deferred origination fees of $20,642 and $28,956 at September 30, 2018
and December 31, 2017, respectively	1,057,362	1,373,463
Current maturities of bond portfolio	154,000	139,000
Prepaid expenses	15,121	2,598
Total current assets	4,356,900	2,457,111

Mortgage Loans Receivable, net of current maturities,
allowance of $1,561,045 and $1,340,042 and deferred
origination fees of $264,892 and $256,578 at September 30, 2018
and December 31, 2017, respectively	19,570,699	21,071,635

Bond Portfolio, net of current maturities	15,211,807	14,090,755

Real Estate Held for Sale	225,872	225,872

Deferred Offering Costs, net of accumulated amortization
of $1,032,371 and $1,222,243 at September 30, 2018 and
December 31, 2017, respectively	871,926	839,377
Total Assets	$ 40,237,204	$ 38,684,750

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2018	December 31, 2017
	(unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 4,259,000	$ 4,116,000
Accounts payable	92,262	30,216
Management fee payable	25,548	26,631
Dividends payable	67,112	117,446
Total current liabilities	4,443,922	4,290,293

Secured Investor Certificates, Series B, net of current maturities	8,281,000	8,825,000
Secured Investor Certificates, Series C, net of current maturities	6,126,000	6,148,000
Secured Investor Certificates, Series D	8,234,000	8,234,000
Secured Investor Certificates, Series E	2,320,000	-
Total liabilities	29,404,922	27,497,293

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at
September 30, 2018 and December 31, 2017, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,297,954)	(7,942,779)
Total stockholders’ equity	10,832,282	11,187,457

Total liabilities and stockholders' equity	$ 40,237,204	$ 38,684,750

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(unaudited)

Interest and Other Income	$ 1,942,501	$ 2,059,857

Interest Expense	1,467,597	1,436,104

Net Interest Income	474,904	623,753

Provision for losses on mortgage loans receivable	217,728	80,323

Net Interest Income after Provision for Mortgage Losses	257,176	543,430

Operating Expenses	394,237	449,921

Net (Loss) Income	$ (137,061)	$ 93,509

Basic and Diluted (Loss) Income Per Share	$ (0.08)	$ 0.06

Dividends Declared Per Share	$ 0.13	$ 0.21

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2018	September 30, 2017
	(unaudited)

Interest and Other Income	$ 637,133	$ 677,065

Interest Expense	498,619	480,351

Net Interest Income	138,514	196,714

Provision for losses on mortgage loans receivable	60,994	28,524

Net Interest Income after Provision for Mortgage Losses	77,520	168,190

Operating Expenses	113,322	106,616

Net (Loss) Income	$ (35,802)	$ 61,574

Basic and Diluted (Loss) Income Per Share	$ (0.02)	$ 0.04

Dividends Declared Per Share	$ 0.04	$ 0.07

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(unaudited)
Cash Flows from Operating Activities
Net (loss) income	$ (137,061)	$ 93,509
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	-	66,971
Provision for losses on mortgage loans receivable	217,728	80,323
Accretion of deferred loan origination fees	-	18,562
Amortization of deferred offering costs	83,188	90,460
Change in assets and liabilities
Accounts receivable	(7,885)	(51,124)
Interest receivable	(7,853)	(2,181)
Prepaid expenses	(12,523)	(5,364)
Accounts payable	62,046	43,184
Management fee payable	(1,083)	-
Net cash provided by operating activities	196,557	334,340

Cash Flows from Investing Activities
Investment in mortgage loans	-	(3,110,103)
Collections of mortgage loans	1,599,309	2,895,195
Investments purchased	-	48,029
Investment in bonds	(1,238,052)	(1,702,000)
Proceeds from bonds	102,000	143,000
Net cash provided by (used for) investing activities	463,257	(1,725,879)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	2,320,000	930,000
Payments on secured investor certificate maturities	(423,000)	(1,320,000)
Payments for deferred costs	(115,737)	(65,041)
Dividends paid	(268,448)	(335,560)
Net cash provided by (used for) financing activities	1,512,815	(790,601)

Net Increase (Decrease) in Cash and Cash Equivalents	2,172,629	(2,182,140)

Cash and Cash Equivalents - Beginning of Period	502,490	3,382,994

Cash and Cash Equivalents - End of Period	$ 2,675,119	$ 1,200,854

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Nine Months Ended
	September 30, 2018	September 30, 2017
(unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 67,112	$ 117,446

Interest paid	$ 1,467,597	$ 1,345,644

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $628,048 and $15,428 in money market fund accounts at September 30, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320. The Company classifies the bond portfolio as “available-for-sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available-for-sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $154,000 and $139,000 in bonds as current assets as of September 30, 2018 and December 31, 2017, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2018 and 2017, respectively.

Allowance for Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for mortgage loans. The Company’s loan loss policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan; therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of a loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no additional interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2018, the Company provided $1,645,883 for eighteen  mortgage loans, of which eight totaling approximately $3,998,000 are three or more mortgage payments in arrears, three loans totaling approximately $810,000 are declared to be in default and three loans totaling approximately $801,000 are in the foreclosure process. At December 31, 2017, the Company provided approximately $1,428,000 for nineteen mortgage loans, of which seven totaling approximately $3,364,000 were three or more mortgage payments in arrears, five loans totaling approximately $1,403,000 were declared to be in default and two loans totaling approximately $641,000 were in the foreclosure process.

A summary of transactions in the allowance for credit losses for the nine months ended September 30, 2018 is as follows:

Balance at December 31, 2017	$ 1,428,155
Provision for additional losses	217,728
Balance at September 30, 2018	$ 1,645,883

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,611,000 and $2,044,000 at September 30, 2018 and December 31, 2017, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $827,000 and $723,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at September 30, 2018 and December 31, 2017, respectively.

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

Loans totaling approximately $3,998,000 and $3,364,000 exceeded 90 days past due but continued to accrue interest at September 30, 2018 and December 31, 2017, respectively. The Company believes that the loans are well secured, not deemed to be in default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of September 30, 2018, the Company had one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure, with an outstanding loan balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $225,872 both at September 30, 2018 and December 31, 2017.

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

Gain Losses on Sale of OREO

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determine the gain or loss on the sale, the Company adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

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

Recent Accounting Pronouncements – Adopted

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income were not impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed non-interest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including gains (losses) on sale of OREOs. Upon our analysis we concluded that the adoption of the ASC 606 did not change the timing and pattern of revenue recognition related to scoped in non-interest income source and only required additional disclosures. In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard. The additional disclosures required by the ASU have been included above.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our Balance Sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate allowance for losses on our Agape bonds (see Note 3), which totaled $458,000 for both periods ended September 30, 2018 and December 31, 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2018	Fair Value	Level 3

Bond portfolio	$15,365,807	$15,365,807

		Fair Value Measurement
December 31, 2017	Fair Value	Level 3

Bond portfolio	$14,229,755	$14,229,755

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2017	$14,229,755
Purchases	1,238,052
Proceeds	(102,000)
Balance at September 30, 2018	$15,365,807

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 for both the periods ended September 30, 2018 and December 31, 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value at September 30, 2018
Impaired Loans	$—	$—	$784,602	$784,602
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,010,474	$1,010,474

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Impaired Loans	$—	$—	$1,321,500	$1,321,500
Real estate held for resale	—	—	225,872	225,872
	$—	$—	$1,547,372	$1,547,372

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2017	$1,321,500	$ 225,872
Dispositions/Proceeds	(432,961)	-
Impairment	(103,937)	-
Balance at September 30, 2018	$ 784,602	$ 225,872

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2018, the Company had mortgage loans receivable totaling $22,559,478. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.22% at September 30, 2018. The Company had mortgage loans receivable totaling $24,158,787 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.19% at December 31, 2017.

The Company has a portfolio of secured church bonds at September 30, 2018 and December 31, 2017, which are carried at fair value. The bonds pay quarterly interest ranging from 3.25% to 9.75%. The aggregate value of secured church bonds equaled approximately $15,842,000 at September 30, 2018 with a weighted average interest rate of 6.82% and approximately $14,688,000 at December 31, 2017 with a weighted average interest rate of 6.82%. These bonds are due at various maturity dates through May 2046.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2018, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2018 through September 30, 2019	$ 1,162,842	$ 154,000
October 1, 2019 through December 31, 2019	179,555	59,000
2020	875,857	228,000
2021	756,395	254,000
2022	1,554,461	176,000
Thereafter	18,030,368	14,952,807
	22,559,478	15,823,807
Less loan and bond loss other than temporary impairment	(1,645,883)	(458,000)
Less deferred origination income	(285,534)	______-__
Totals	$20,628,061	$ 15,365,807

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at September 30, 2018 and December 31, 2017, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended September 30, 2018. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

The Company restructured one mortgage loan during the nine month period ended September 30, 2018. The restructured loan was a $669,544 first mortgage loan located in Indianapolis, Indiana. The Church was unable to meet its monthly debt obligations. The Company reduced the Church’s monthly mortgage obligation to interest only payments for a period of three years. After the three year period, the Church will resume its regular monthly mortgage payments. The Church accepted the restructured loan terms. The modification had no effect on the Company’s financial statements.

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loan receivables or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.43% and 6.45% at September 30, 2018 and December 31, 2017, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $136,000 and $656,000 for the three months ended September 30, 2018 and December 31, 2017, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at September 30, 2018 is as follows:

October 1, 2018 through September 30, 2019	$ 4,259,000
October 1, 2019 through December 31, 2019	1,291,000
2020	4,167,000
2021	2,056,000
2022	952,000
Thereafter	16,495,000

Totals	$29,220,000

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivables and church bonds of approximately the same value. At September 30, 2018, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

In September 2017, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loan receivables and church bonds of approximately the same value. At September 30, 2018, approximately 2,320 Series E certificates had been issued and were outstanding for $2,320,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. A majority of the independent board members approve the advisory agreement on an annual basis. The Company paid the Advisor management fees of approximately $242,000 and $162,000 during the nine months ended September 30, 2018 and 2017, respectively.

6. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and reborrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company has not yet borrowed against the line of credit as of September 30, 2018. The maturity date of the Note is April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly.

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2018 and December 31, 2017, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$2,675,119	$2,675,119	$502,490	$502,490
Accounts receivable	268,670	268,670	260,785	260,785
Interest receivable	184,218	184,218	176,365	176,365
Mortgage loans receivable	22,559,478	21,943,917	24,158,787	25,353,731
Bond portfolio	15,823,807	15,823,807	14,687,775	14,687,775
Secured investor certificates	29,220,000	36,201,383	27,323,000	34,811,519

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

We currently have fifty-seven first mortgage loans aggregating $22,376,945 in principal amount, three second mortgage loans totaling $222,533 in principal amount and a first mortgage bond portfolio with par values aggregating $15,823,807. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2018 Nine Months Ended September 30, 2018 Compared to Fiscal 2017 Nine Months Ended September 30, 2017

Our net (loss) income for the nine months ended September 30, 2018 and 2017 was $(137,061) and $93,509, respectively, on total interest and other income of $1,942,501 and $2,059,857, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2018, our loans receivables have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.22%. Our bond portfolio has an average current yield of 6.82% as of September 30, 2018. As of September 30, 2017, the average, principal-adjusted interest rate on our portfolio of loans was 8.20% and our portfolio of bonds had an average current yield of 6.80%. The decrease in interest and other income during the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 was due to a decrease in interest income on our loan portfolio.

Interest expense was $1,467,597 and $1,436,104 for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense was due to an increase in Secured Investor Certificates outstanding during the nine month period ended September 30, 2018. Net interest margin decreased from 30.28% to 24.45% resulting primarily from an decrease in interest and other income of approximately 6.04% and an increase in interest expense of approximately 2.19%.

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

Allowance for losses on mortgage loans receivable increased during the nine months ended September 30, 2018 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2018 of approximately $217,728 compared to approximately $80,323 for the nine months ended September 30, 2017. At September 30, 2018, we provided approximately $1,646,000 for eighteen mortgage loans, of which eight are three or more mortgage payments in arrears, three loans are declared to be in default and three were in the foreclosure process. At September 30, 2017, we provided approximately $1,392,000 for seventeen mortgage loans, of which eight were three or more mortgage payments in arrears, three were declared to be in default and two were in the foreclosure process.

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

Historically, loans in our portfolio are outstanding for an average of eight years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they look to refinance their loan with a local bank, credit union or other financial institution which is willing to provide financing since the borrower has established a payment history and have demonstrated they can meet their mortgage debt obligations.

Operating expenses for the nine months ended September 30, 2018 decreased approximately $56,000 to $394,000 compared to $450,000 at September 30, 2017. The decrease was primarily the result of a decrease in realized loan losses.

Fiscal 2018 Third Quarter Compared to Fiscal 2017 Third Quarter

The Company had a net loss of approximately $(35,802) for the three months ended September 30, 2018 compared to net income of $197,000 for the three months ended September 30, 2017, on total interest and other income of approximately $637,000 and $677,000 three months ended September 30, 2018 and 2017, respectively. Interest expense was approximately $499,000 and $480,000 for the three months ended September 30, 2018 and 2017, respectively. The decrease in net interest income was approximately $58,000 due to a decrease in interest income on our loan portfolio and an increase in our interest expense on our Secured Investor Certificates.

Operating expenses for the three months ended September 30, 2018 increased to approximately $113,000 compared to $107,000 at September 30, 2017. The increase in operating expenses was due to an increase in the recognition of our accounting expenses.

Mortgage Loans and Bond Portfolio

No new loans were funded during the nine months ended September 30, 2018.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, Agape bondholders agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. We recorded an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at September 30, 2018, which effectively reduces the bonds to the fair value amount management believes will be recovered. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the six month period ended September 30, 2018. However, the trustee made a distribution to bondholders during the twelve month period ended December 31, 2017 of $18.54 per

$1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the nine month period ended September 30, 2018 and 2017.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We earned $0 and $40,772 in origination fees for the nine months ended September 30, 2018 and 2017, respectively.

We paid a dividend of $.07 for each share held of record on April 30, 2018. The dividend was paid May 1, 2018.

We paid a dividend of $.02 for each share held of record on July 30, 2018. The dividend was paid July 31, 2018.

We paid a dividend of $.04 for each share held of record on October 29, 2018. The dividend was paid October 31, 2018.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of September 30, 2018 are primarily comprised of accounts payable, management fee payable and dividends declared as of September 30, 2018 but not yet paid and our secured investor certificates.

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

During the nine months ended September 30, 2018, total assets increased by approximately $1,552,000 due to an increase in our cash position from the sale of our Secured Investor Certificates. Current liabilities increased by approximately $153,000 for the nine months ended September 30, 2018 due to an increase in current maturities of our secured investor certificates. Non-current liabilities also increased by approximately $1,754,000 for the nine months ended September 30, 2018 due to an increase of secured investor certificates outstanding.

For the nine months ended September 30, 2018, net cash provided by operating activities decreased to approximately $197,000 from $334,000 from the comparative period ended September 30, 2017, primarily due to an increase in our provision for losses on our loan portfolio.

For the nine months ended September 30, 2018, net cash provided by (used for) investing activities was approximately $463,000 compared to $(1,726,000) from the comparative nine months ended September 30, 2017, due to a decrease in both investment in mortgage loans and in bonds.

For the nine months ended September 30, 2018, net cash provided by (used for) financing activities decreased to approximately $1,513,000 from $(791,000) for the comparative nine months ended September 30, 2017, primarily due to the sale of our secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2018. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
26

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2018 filed with the Securities and Exchange Commission on November 14, 2018, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       November 14, 2018

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

28