Form 10-K
period 2018-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2019-04-01
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐;	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Outstanding at April 01, 2019
Common Stock, $0.01 par value per share	1,677,798 shares

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its stockholders in connection with the Company’s 2019 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

PART I

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of plans and objectives of ours or our management or Board of Directors, including any public sale of our securities, or estimates or predictions of actions by borrowers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about our business.

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include, among other things, interest rate fluctuations as they affect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made or bonds purchased by us, which could adversely affect our ability to make distributions to our stockholders or payments due on our secured investor certificates; the actions of competitors; the effects of government regulation; and other factors which are described herein and/or in documents incorporated by reference herein, including the risks described in Item 1A.

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by us should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by us prior to the effective date of such Act. Matters which are the subject of forward-looking statements are beyond our ability to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.	Business.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and December 31, 2018, we have made 196 loans to 166 churches approximating $103,652,503, with the average principal amount of such loans being $529,000. Of the 196 loans we have made, 111 loans totaling $63,377,737 have been repaid early by the borrowing churches. We also own, as of December 31, 2018, approximately $15,848,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 294 church bond financings, in which approximately $555,670,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,890,000.

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

Currently, we have no borrowings with a commercial lender or bank. However, we have established a $4 million dollar line of credit with a local bank. In addition, we may borrow up to 300% of our stockholders’ equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to stockholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2018, we sold 2,786 Series E Secured Investor Certificates totaling $2,786,000.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2018, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.33% and 6.45% at December 31, 2018 and 2017, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $1,671,000 and $1,282,000 for the years ended December 31, 2018 and 2017, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2018 and 2017. There were $9,880,000 and $12,442,000 representing 9,880 and 12,442 in outstanding Series B secured investor certificates as of December 31, 2018 and 2017, respectively and there were $6,464,000 and $6,647,000 representing 6,647 and 6,647 in outstanding Series C secured investor certificates at December 31, 2018 and 2017, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

The Advisory Agreement

We have entered into a contract with the Advisor (the “Advisory Agreement”) under which the Advisor furnishes advice and recommendations concerning our business affairs, provides administrative services to us and manages our day-to-day operations. We have no employees but we do have two executive officers. All our personnel needs are met through the personnel and expertise of the Advisor and its affiliates. Among other things, the Advisor:

  serves as our mortgage loan underwriter and advisor in connection with our primary business of making loans to churches;

•	advises and selects Church Bonds to be purchased and held for investment by us;

•	services all mortgage loans we make;

•	provides marketing and advertising and generates loan leads directly and through its affiliates;

•	deals with regulatory agencies, borrowers, lenders, banks, consultants, accountants, brokers, attorneys, appraisers, insurers and others;

•	supervises the preparation, filing and distribution of tax returns and reports to governmental agencies and to stockholders and acts on our behalf in connection with shareholder relations;

•	provides office space and personnel as required for the performance of the foregoing services; and

•	as requested by us, makes reports to us of its performance of the foregoing services and furnishes advice and recommendations with respect to other aspects of our business.

In performing its services under the Advisory Agreement, the Advisor may use facilities, personnel and support services of its affiliates. Expenses such as legal and accounting fees, stock transfer agent, registrar and paying agent fees and proxy solicitation expenses are direct expenses of ours and are not provided for by the Advisor as part of its services.

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of April 18, 2018. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

Pursuant to the Advisory Agreement, the Advisor is required to pay all of the expenses it incurs in providing services to us, including, but not limited to, personnel expenses, rental and other office expenses, expenses of officers and employees of the Advisor, including travel and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses we incur in the daily operations of our business–such as the costs and expenses of reporting to various governmental agencies and stockholders; the general conduct of our operations as a mortgage lender; fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents; directors and officers liability insurance premiums; unreimbursed costs directly relating to closing of loan transactions; and costs relating to the enforcement of loan agreements and/or foreclosure proceedings.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of April 18, 2018, and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Financing Policies

Our business of mortgage lending to churches and other non-profit religious organizations is managed in accordance with and subject to the policies, guidelines, restrictions and limitations identified herein (collectively, the "Financing Policy"). The intent of the Financing Policy is to identify for our stockholders not only the general business in which we are involved, but the parameters of our lending business. These policies may not be changed (except in certain immaterial respects by majority approval of the Board of Directors) without the approval of a majority of the Independent Directors, and the holders of a majority of our outstanding shares at a duly held meeting for that purpose:

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

(v)       Investing in equity securities;

(vi)       Engaging in any short sales of securities or in trading, as distinguished from investment activities;

(vii)       Issuing redeemable equity securities;

(viii)       Engaging in underwriting or the agency distribution of securities issued by others;

(ix)	Issuing options or warrants to purchase our shares at an exercise price less than the fair market value of the shares on the date of the issuance or if the issuance thereof would exceed 10% in the aggregate of our outstanding shares;

(x)	The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Stockholders’ Equity of the corporation and must be reviewed by the Independent Directors at least quarterly. The maximum amount of such borrowings cannot exceed 300% of stockholders’ equity. Any excess in borrowing over such 300% level must be approved by a majority of Independent Directors and disclosed to stockholders in the next quarterly report along with justification for such excess;

(xi)	Investing in real estate contracts of sale unless such contracts are in recordable form and are appropriately recorded in the chain of title;

(xii)	Selling or leasing to the Advisor, a Director or any affiliate thereof unless approved by a majority of our Directors (including a majority of our Independent Directors), who are not otherwise interested in such transaction, as being fair and reasonable to us;

(xiii)	Acquiring property from any Advisor or Director, or any affiliate thereof, unless a majority of our Directors (including a majority of our Independent Directors) who are not otherwise interested in such transaction approve the transaction as being fair and reasonable and at a price to us which is no greater than the cost of the asset to such Advisor, Director or any affiliate thereof, or if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the cost of such asset exceed its current appraised value;

(xiv)	Investing or making mortgage loans unless a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or condition of title is obtained; or

(xv)	Issuing shares on a deferred payment basis or other similar arrangement.

We do not invest in the securities of other issuers for the purpose of exercising control, engage in the purchase and sale of investments other than as described in this Report, offer securities in exchange for property unless deemed prudent by a majority of the Directors, or make loans to other persons except in the ordinary course of our business as described herein.

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

Under Performing and Non-Performing Loans

As of December 31, 2018, we had eleven first mortgage loans totaling approximately $4,351,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.

As of December 31, 2018, we had acquired on property located in Bethel, Ohio through the foreclosure process with an outstanding balance of $112,515. We are preparing the property to list for sale through a local realtor. We acquired another property located in Pine Bluff, Arkansas via deed in lieu of foreclosure, with an outstanding loan balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing.

We have initiated foreclosure proceedings on two loans and expect to take possession of these two churches and list their property for sale in 2019. The fair value of these two properties, which represents the carrying value, was approximately $688,000 at December 31, 2018 after an impairment reserve of approximately $308,000.

As of December 31, 2017, we had fourteen first mortgage loans totaling approximately $5,408,000 that were three or more monthly payments in arrears. In addition, we took possession of the Pine Bluff, Arkansas property via deed in lieu of foreclosure, with a loan balance outstanding totaling $225,872.

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

Operations

Our operations currently are located in the 1,500 square foot offices of the Advisor’s affiliate, American Investors Group, Inc., 10400 Yellow Circle Drive, Ste. 102, Minnetonka, Minnesota 55343. These facilities are being leased by American Investors Group, Inc. The lease expires November 30, 2020. We are not separately charged any rent for our use of these facilities, or for our use of computers, copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our stockholders.

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

•        losses associated with default, foreclosure of a mortgage, and sale of the mortgaged property

•        state and federal laws and regulations

•        bankruptcy or insolvency of a borrower

•        borrower’s misrepresentation(s) and/or fraud

Losses Associated with Default, Foreclosure of a Mortgage and Sale of Mortgaged Property Pose Additional Risks. We have experienced losses associated with default, foreclosure of mortgages, and sales of mortgaged properties. The time frame to foreclose on a property varies from state to state, and delays can occur due to backlog in court dockets; we have experienced delays from 12 to 48 months. Such delays have and can cause the value of the mortgaged property to further deteriorate due to lack of maintenance. Theft and vandalism have also occurred on certain of our foreclosed properties. Some borrowers have removed fixtures and furnishings including sound systems, chairs, pulpits, appliances, mechanical and electrical systems prior to vacating the facility which further reduces the value of our collateral. The properties also incur operating expenses pending their sale (resale marketing, property insurance, security, repairs and maintenance) and these expenses could be substantial if we cannot readily dispose of the property. Expenses related to the foregoing and diminution in value could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company and could negatively impact the Company’s ability to pay interest on its outstanding secured investor certificates or dividends to stockholders.

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

Fixed and Variable-Rate Debt Can Result in Yield Fluctuations. Fixed and variable-rate debt obligations carry certain risks. A general rise in interest rates could make the yield on a particular mortgage loan lower than prevailing rates. This could negatively affect our value and consequently the value of our shares and certificates. Neither we nor our Advisor can predict changes in interest rates. We will attempt to reduce this risk by maintaining medium and longer-term mortgage loans and through offering adjustable rate loans to borrowers. We do not intend to borrow funds or sell certificates if the cost of such borrowing exceeds the income we believe we can earn from lending the funds. The current average holding period of our debt is approximately seven and a half years, which has mitigated this risk in yield fluctuations.

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

We Are Subject to the Risks Associated with Fluctuations in National and Local Economic Conditions. The mortgage lending industry is subject to increased credit risks and foreclosure rates during economic downturns. In addition, because we provide mortgages to churches and other religious organizations who generally receive financing through charitable contributions, our financial results are subject to fluctuations based on a lack of consumer confidence or a severe or prolonged national or regional recession. As a result of these and other circumstances, our potential borrowers may decide to defer or terminate plans for financing their properties. In addition, during such economic times we may be unable to locate as many credit-worthy borrowers. In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, declining real estate values would likely reduce the level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy is weak, which could result in higher default rates. Higher default rates could adversely affect the Company’s results of operations, which could negatively impact the Company’s ability to pay interest on the certificates and dividends to stockholders. Further, declining real estate values significantly increase the likelihood that we will incur losses in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

The Company Faces Certain Risks and Uncertainties Related to Financing and Liquidity, and These Volatilities Could Have an Impact on Its Operations and Its Ability to Maintain its Long-term Capital Needs and/or Secure Additional Financing. The Company faces certain risks and uncertainties, particularly during volatile market conditions. In addition, liquidity, during such time periods, can be tight in all financial markets, including the debt and equity markets. These volatilities could have an impact on operations to the extent that the Company experiences slower maturities or repayment of mortgage loans, illiquid markets for our bond portfolio, or a higher redemption rate on our secured investor certificates than has been the case historically.

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

Risks Related to Us

Our Failure to Qualify as a Real Estate Investment Trust Could Reduce the Funds We Have Available For Investment. We operate as a real estate investment trust (“REIT”). As a REIT, we are allowed a deduction for dividends paid to our stockholders in computing our taxable income. Thus, only our stockholders are taxed on our taxable income that we distribute.

This treatment substantially eliminates the “double taxation” of earnings to which most corporations and their stockholders are subject. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions.

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

If we fail to qualify as a REIT in any taxable year, then we would be subject to federal income tax on our taxable income at regular corporate rates and not be allowed a deduction for distributions to stockholders. We would be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. We intend to continue to operate as a REIT. However, future economic, market, legal, tax or other consequences may cause our Board of Directors to revoke the REIT election. The payment of taxes resulting from our disqualification as a REIT or revocation of REIT status would reduce the funds available for distribution to stockholders or for investment.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2018 by other broker-dealers at prices as low as $2.00 per share and as high as $2.94 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

There Are Restrictions on Certain Transfers of Our Shares. Our Articles of Incorporation and Bylaws prohibit a transfer of shares to any person who, as a result, would beneficially own shares in excess of 9.8% of the outstanding capital stock and allow us to redeem shares held by any person in excess of 9.8% of the outstanding capital stock. These provisions may reduce market activity for the shares and the opportunity for stockholders to receive a premium for their shares.

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

Interest Payments to Certificate Holders May Reduce Dividend Payments on Our Shares. We attempt to deploy our capital into new loans at rates that provide a positive interest rate spread. This spread, however, may be materially and adversely affected by changes in prevailing interest rates which would reduce our net income. If this occurs, we may not have sufficient net income after paying interest on the certificates to maintain dividends to stockholders at the levels paid in the past or even to pay dividends at all. In addition, because dividends are directly affected by the yields generated on the Company’s portfolio of loans and bonds, stockholders dividends can be expected to fluctuate significantly with interest rates generally.

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

We May Incur More Indebtedness. We may incur additional indebtedness in the future. We may assign or pledge some of our mortgage-secured promissory notes or other collateral in connection with incurring any additional indebtedness. Under our Bylaws, as amended, we may incur indebtedness up to 300% of our shareholder’s equity, the level permitted under North American Securities Administrators Association (“NASAA”) guidelines, in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to stockholders in the next quarterly report along with justification for such excess.

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

Risks Related to Management

We Are Dependent Upon Our Advisor. Our Advisor, Church Loan Advisors, Inc., has managed us since commencement of active business operations in 1996 and selects our investments subject to general supervision by our Board of Directors and compliance with our lending policies. We depend upon our Advisor and its personnel for most aspects of our business operations. Our success depends on the success of our Advisor in locating borrowers and negotiating loans upon terms favorable to us. Among others, our Advisor performs the following services for us:

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

•        managing relationships with our accountants and attorneys

•        corporate management

•        bookkeeping

•        reporting to state, federal, tax and other regulatory authorities

•        reports to stockholders and shareholder relations

•        loan enforcement and collections

Our stockholders’ right to participate in management is generally limited to the election of directors. Certificate holders have no right to participate in our management or the election of directors. Certificate holders must be willing to entrust our management to our Advisor and our Board of Directors.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2018, we acquired one property through the foreclosure process, with an outstanding loan balance of approximately $125,248 and acquired one property via deed in lieu of foreclosure, with outstanding loan balance totaling approximately $226,000. The property acquired through foreclosure is being prepared for sale through a local realtor. The property acquired via deed in lieu of foreclosure is available for sale, however it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. The Church is paying rent while trying to either sell the building or obtain refinancing. This property is being carried at the fair value. The fair value of our real estate held for sale, which represents the carrying value, is approximately $341,000 as of December 31, 2018 after an impairment reserve of approximately $22,000. Once a property is acquired by us, comparable sales information is obtained and a local realtor is engaged to determine demand for our properties. The situation with respect to each property is reviewed periodically with our realtors. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties that are located in residential areas typically experience less demand than those zoned for commercial use. Description of the property owned by us is listed below:

In 2008, we received a deed in lieu of foreclosure on a church located in Pine Bluff, Arkansas and have recorded the deed in the county where the church is located. Due to the value of the property $360,000 versus the amount owed to us $238,000, we have allowed the church to either obtain financing from another source or list the property for sale in hopes of recovering some of its equity. The church is paying us monthly rent until the property is refinanced or sold. We have included this property in Real Estate Held for Sale at $226,000 at December 31, 2018. This property is located in a residential area.

In 2018, we acquired a church through the foreclosure process. The Church is located in Bethel, Ohio. We have included this property in Real Estate Held for Sale at $125,249 at December 31, 2018. We are in the process of determining the current value of the property. This property is located in a rural area and not subject to typical zoning requirements.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of December 31, 2018, 1,677,798 shares of our common stock and $29,386,000 in aggregate principal amount of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2018 and 2017. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2018.

	High	Low
Calendar Year 2018
First Quarter	$2.94	$2.48
Second Quarter	$2.94	$2.34
Third Quarter	$2.85	$2.00
Fourth Quarter	$2.50	$2.00

Calendar Year 2017
First Quarter	$2.68	$1.90
Second Quarter	$2.46	$2.03
Third Quarter	$2.53	$2.01
Fourth Quarter	$3.60	$2.02

Holders of Our Common Shares

As of December 31, 2018, we had 545 record holders of our common stock, $.01 par value per share (excluding stockholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2018 and 2017 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2018	2017	2018	2017
March 31	$.070	$.070	2.80%	2.80%
June 30	$.020	$.070	0.80%	2.80%
September 30	$.040	$.070	1.60%	2.80%
	2018	2017	2018	2017
December 31	$.085	$.070	3.40%	2.80%
Totals:	$.215	$.280	2.15%	2.80%

As a Real Estate Investment Trust, we make regular quarterly distributions to stockholders. The amount of distributions to our stockholders must equal at least 90% of our “real estate investment trust taxable income” in order for us to retain REIT status. Shareholder distributions are estimated for our first three quarters of each fiscal year and adjusted annually based upon our final year-end financial report. Cash available for distribution to our stockholders is derived primarily from the interest portion of monthly mortgage payments we receive from churches borrowing money from us, from origination and other fees paid to us by borrowers in connection with loans we make, interest income from mortgage-backed securities issued by churches and other non-profit religious organizations purchased and held by us for investment purposes, and earnings on any permitted temporary investments made by us. All dividends are paid by us at the discretion of the Board of Directors and will depend upon our earnings and financial condition, maintenance of REIT status, funds available for distribution, results of operations, economic conditions, and such other factors as our Board of Directors deems relevant.

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to stockholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our stockholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2018, we distributed 100% of our taxable income to our stockholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our stockholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to stockholders for the tax year 2018 were non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,641,000 in 2018. We expect dividends paid in 2019 to be 100% non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,449,000.

Funds available to us from the repayment of principal (whether at maturity or otherwise) of loans made by us, or from sale or other disposition of any properties or any of our other investments, may be reinvested in additional loans to churches, invested in mortgage-backed securities issued by churches or other non-profit organizations, or in permitted temporary investments, rather than distributed to the stockholders. We can pass through the capital gain character of any income generated by computing its net capital gains and designating a like amount of our distribution to our stockholders as “capital gain dividends.” The distribution requirement to maintain qualification as a real estate investment trust does not require distribution of net capital gains, if generated. However, if we decide to distribute any such gains, undistributed net capital gains (if any) will be taxable to us. The Board of Directors, including a majority of our Independent Directors, will determine whether and to what extent the proceeds of any disposition of property will be distributed to our stockholders.

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

Financial Condition

Our total assets increased from $38,684,750 at December 31, 2017 to $40,910,037 at December 31, 2018. The primary reason for the increase in total assets from December 31, 2017 through December 31, 2018 was an increase in our cash position. Stockholders’ equity decreased from $11,187,457 at December 31, 2017 to $10,776,548 at December 31, 2018. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $360,727. Our primary liabilities at December 31, 2018 and 2017 were our secured investor certificates, which were $29,386,000 and $27,323,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid before the 30th day of the ensuing month. We anticipate that funds from maturing loans along with proceeds from the sale of our current secured investor certificate offering will equal or exceed obligations due on our certificates during 2019. To the extent necessary, we will seek short-term financing or a new working capital facility, including establishing a line of credit with a local bank, to meet any short-term cash requirements. We expect to use any extra cash available to us to fund new loans or purchase church bonds.

Comparison of the Fiscal Years ended December 31, 2018 and 2017

The following table shows the results of our operations for fiscal 2018 and 2017:

	For the Year Ended December 31,

Statement of Operations Data	2018	2017

Interest and other income	$2,689,405	$2,767,019
Interest expense	1,970,986	1,913,704
Net interest income	718,419	853,315
Total provision for losses on mortgage loans and bonds	254,310	116,172
Net interest income after provision for mortgage and bonds losses	464,109	737,143
Operating expenses	514,291	584,922
Net (loss) income	$(50,182)	$152,221
Basic and diluted (loss) income per share	$(0.03)	$0.09

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 91 consecutive quarterly dividend payments to stockholders. These dividend payments have resulted in an average annual return of 5.403% to stockholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to stockholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our stockholders in the foreseeable future to maintain our REIT status and to provide income to our stockholders.

Net (loss) for our year ended December 31, 2018 was $(50,182) on total interest and other income of $2,689,405 compared to net income of $152,221 on total interest and other income of $2,767,019 for the year ended December 31, 2017. The decrease in net income was primarily due to the decrease in interest income from our loan portfolio due to the natural maturation of our loan portfolio.

Net interest income earned on the Company's portfolio of loans was $718,419 for the year ended December 31, 2018, compared to $853,315 for 2017. The decrease in net interest income was due to the natural maturation of our loan portfolio.

Our operating expenses for our fiscal year ended December 31, 2018 were $514,291 compared to $584,922 for our year ended December 31, 2017. The decrease in operating expenses was primarily a result of a decrease in our realized loan loss on real estate held for sale.

Our Board of Directors declared dividends of $.070 for each share of record on April 30, 2018, $.020 for each share of record on July 31, 2018, $.040 for each shares of record on October 29, 2018 and $.085 for each shares of record on January 28, 2019. Based on the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 and assuming a share purchase price of $10.00, the dividends paid represented a 2.15% annual yield in 2018. 100% of the dividends paid to stockholders for the tax year 2018 were non-dividend distributions due to the realized (carry-forward) loss of approximately $1,641,000. We expect dividends paid in 2019 to be 100% non-dividend distributions due to the realized (carry-forward) losses totaling approximately $1,449,000 for the period ended December 31, 2019.

We choose to distribute income from ongoing operations in the form of dividends to stockholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to stockholders for the periods ended December 31, 2018 and 2017. Any amount distributed to stockholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2018	December 31, 2017

Net Taxable Income	$191,319	$255,428
Net Income From Operations (before items)	$301,026	$443,200
Total Dividend Distributions	$360,727	$469,783
Principal Distribution	$59,701	$26,583
Number of Shares Outstanding	1,667,798	1,667,798
Amount of Principal Distributed per Share	$0.04	$0.02

Liquidity and Capital Resources

Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our stockholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of cash, and (ii) making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are advisory fees, legal and auditing fees, communications costs with our stockholders, and the expenses of our transfer agent and registrar.

Our loan portfolio consists primarily of long-term fixed rate loans. We currently do not have any short-term variable rate loans or renewable loans in our portfolio. Historically, loans in our portfolio are outstanding for an average of approximately seven and a half years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they often look to re-finance their loan with a local bank, credit union or other financial institution that is willing to provide financing since the borrower has established a payment history and has demonstrated they can meet their mortgage debt obligations.

Currently, our bond portfolio comprises 40% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 30% of our Average Invested Assets. Excluded from this ratio of 30% for the year ended December 31, 2018 are bonds issued of which we hold 100% of the total bonds outstanding. The total principal amount outstanding is approximately $15,848,000 as of December 31, 2018 and was approximately $14,688,000 as of December 31, 2017. We earned approximately $977,000 on our bond portfolio in 2018 and approximately $873,000 in 2017.

In addition, we are able to borrow funds in an amount up to 300% of shareholder’s equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to stockholders in the next quarterly report along with justification for such excess) in order to increase our lending capacity.

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. We have sold 2,786 Series E secured investor certificates for a total of $2,786,000 for the year ended December 31, 2018.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2018, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

We anticipate that funds from maturing loans along with proceeds from the sale of our current secured investor certificate offering will equal or exceed obligations due on our certificates during 2019. To the extent necessary, we will seek short-term financing or a new working capital facility, including establishing a line of credit with a local bank, to meet any short-term cash requirements.

The table below shows the principal amount of loans and bonds to be paid during 2019 and the number of secured investor certificates maturing in 2019. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio. In addition, at December 31, 2018 we held $2,183,441 in cash and cash equivalents and currently have a $4,000,000 working line of credit with a local bank of which the entire line was available to us for the year ended December 31, 2018. This facility expires April 9, 2019 and we are working with the lender to extend the term.

Fiscal Year 2019

Contractual maturity schedule mortgage loans	$2,435,321
Contractual maturity schedule bond portfolio	167,000
Total	$2,602,321

Contractual maturity schedule secured investor certificates	4,105,000
Additional funds required to pay maturing certificates	$1,502,679

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $1,671,000 and $1,282,000 during 2018 and 2017, respectively. These renewals represent 41% and 46% of the maturing certificates for the period ended December 31, 2018 and 2017, respectively. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2019.

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

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off uncollectable receivables.

At December 31, 2018, we reserved $1,672,003 against seventeen mortgage loans, of which eleven churches were three or more mortgage payments in arrears of which three are declared to be in default and two are in the foreclosure process. At December 31, 2017, we reserved $1,428,155 against nineteen mortgage loans, of which fourteen churches were three or more mortgage payments in arrears.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $1,498,000 and $2,044,000 at December 31, 2018 and 2017, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the eleven loans which were three or more payments in arrears, the first impaired loan has an outstanding balance of $161,038. The church is located in Detroit, Michigan. We plan to take possession of this property in the first quarter of 2019. The church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The second impaired loan has an outstanding balance of $526,495. The church is located in Atlanta, Georgia. This loan is in the foreclosure process. We plan to take possession of the property in 2019 and list the property for sale through a local developer. The church is located in a residential area.

The third impaired loan has an outstanding balance of $543,822. This loan has been declared in default. The church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. We are continually assessing our options with a local realtor. This church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The fourth impaired loan has an outstanding balance of approximately $221,683. The church is located in Atlanta, Georgia. The Church has defaulted on their monthly mortgage payments. The Church is making sporadic interest only payments while occupying and maintaining the building. We are continually assessing our options regarding the Church.

The fifth impaired loan has an outstanding balance of $44,965. The church is located in Chicago, Illinois. We have a second mortgage loan. We have been made aware that the church defaulted on its first mortgage loan as well. We will wait to see what the outcome with the first mortgage holder will be.

The sixth impaired loan has an outstanding balance of $345,109. The church is located in Raleigh, North Carolina. The church has missed ten mortgage payments since the loan was funded in November 2004, two payments were missed in 2018. We are working with the church to bring its payments current.

The seventh impaired loan has an outstanding balance of $296,783. The church is located in Seagoville, Texas. The church has missed six payments since the loan was funded in August 2006, two payments were missed in 2018. We are working with the church to bring its payments current.

The eighth impaired loan has an outstanding balance of $618,629. The church is located in Dallas, Texas. The church has missed four payments since the loan was funded in September 2008, two payment were missed in 2018. We are working with the church to bring its payments current. This is a commercial property.

The ninth impaired loan has an outstanding balance of $659,416. The church is located in Linton, Indiana. The church has missed three payments since the loan was funded in September 2007. However, the church did not miss any payments in 2018. We are working with the church to bring its payments current.

The tenth impaired loan has an outstanding balance of $699,450. The church is located in Richmond Hills, Texas. The church has missed numerous payments since the loan was funded in November 2004. However, the church has been making regular payments which are being applied to their arrearage. We are continually working with the church to bring its payments current.

The eleventh impaired loan has an outstanding balance of $233,623. The church is located in Kirbyville, Texas. The church has missed three payments since the loan was funded in June 2003. However, the church did not miss any payments in 2018. We are working with the church to bring its payments current.

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

We expect to foreclose on two properties in 2019 and will incur costs to secure and prepare these properties for sale. We seek to exhaust all options available to us to before proceeding to foreclosure.

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by communication with the church, or lack thereof, if we should foreclose on the property. We did not see a substantial increase in delinquent payments in 2018. We contribute this to a more stable economy and lower unemployment. However, we can provide no assurance that delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church meeting their payment obligations.

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

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the twelve month period ended December 31, 2018. However, the trustee made a distribution to bondholders during the twelve month period ended December 31, 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. We recorded an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at December 31, 2018, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

Item 8. Financial Statements and Supplementary Data.

Financial Statements required by this item can be found at pages F-1 through F-21 of this Form 10-K and are deemed incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as a result of limited resources such that financial information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Management recognizes this is a material weakness.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 20018 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weakness described above. We continue to evaluate internal control improvements, particularly related to financial reporting for ongoing changes to our operations and segregation of duties, to provide greater segregation and improve overall internal control.

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

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 13, 2019, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 13, 2019, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 13, 2019, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 13, 2019, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 13, 2019, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
4.8	Trust Indenture between the Company and Herring Bank dated November 6, 2017	10
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated November 6, 2017	11
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Filed herewith
(10)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(11)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 01, 2019	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	04/01/2019
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	04/01/2019
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	04/01/2019
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	04/01/2019
Kirbyjon H. Caldwell, Director
31

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Church Mortgage Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Church Mortgage Company (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

April 1, 2019

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2018	2017

Current Assets
Cash and cash equivalents	$2,183,441	$502,490
Accounts receivable	251,535	260,785
Interest receivable	184,869	176,365
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance for loan losses of $172,481 and $88,113 and deferred origination fees of $21,283 and $28,956 at December
31, 2018 and 2017, respectively	2,241,557	1,373,463
Current maturities of bond portfolio	167,000	139,000
Prepaid expenses	7,166	2,598
Total current assets	5,037,978	2,457,111

Mortgage Loans Receivable, net of current maturities,
allowance of $1,499,522 and $1,340,042 and deferred
origination fees of $250,630 and $256,578 at December
31, 2018 and 2017, respectively	19,422,182	21,071,635

Bond Portfolio, net of current maturities	15,222,807	14,090,755

Real Estate Held for Sale	340,659	225,872
Total Assets	$40,023,626	$37,845,373

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2018	2017

Current Liabilities
Current maturities of secured investor certificates	$4,105,000	$4,116,000
Accounts payable	604,876	56,847
Dividends payable	142,613	117,446
Total current liabilities	4,852,489	4,290,293

Secured Investor Certificates, Series B, net of current maturities	8,880,000	8,825,000
Secured Investor Certificates, Series C, net of current maturities	5,659,000	6,148,000
Secured Investor Certificates, Series D, net of current maturities	7,956,000	8,234,000
Secured Investor Certificates, Series E	2,786,000	—

(Less) Deferred Offering Costs, net of accumulated amortization of $1,059,702 and $1,222,243 at December 31, 2018 and
2017, respectively	(886,411)	(839,377)
Total liabilities	29,247,078	26,657,916

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at
December 31, 2018 and 2017	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,353,688)	(7,942,779)
Total stockholders’ equity	10,776,548	11,187,457

Total liabilities and stockholders' equity	$40,023,626	$37,845,373

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2018	2017

Interest and Other Income	$2,689,405	$2,767,019

Interest Expense	1,970,986	1,913,704

Net Interest Income	718,419	853,315

Provision for losses on mortgage loans receivable	254,310	116,172

Net Interest Income after Provision for Mortgage	464,109	737,143

Operating Expenses	514,291	584,922

Net (Loss) Income	($50,182)	$152,221

Basic and Diluted (Loss) Income Per Share	$(0.03)	$0.09

Dividends Declared Per Share	$0.22	$0.28

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2016	1,677,798	$16,778	$19,113,458	$(7,625,217)

Net income	—	—	—	152,221

Dividends declared	—	—	—	(469,783)

Balance, December 31, 2017	1,677,798	16,778	19,113,458	(7,942,779)

Net (loss)	—	—	—	(50,182)

Dividends declared	—	—	—	(360,727)

Balance, December 31, 2018	1,677,798	$16,778	$19,113,458	$(8,353,688)

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2018	2017

Cash Flows from Operating Activities
Net (loss) income	$(50,182)	$152,221
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	(12,734)	66,971
Provision for losses on mortgage loans receivable	254,310	116,172
Accretion of deferred loan origination fees	(13,621)	(12,965)
Amortization of deferred offering costs	110,519	120,802
Change in assets and liabilities
Accounts receivable	9,250	(41,433)
Interest receivable	(8,504)	(453)
Prepaid expenses	(4,568)	(1,109)
Accounts payable	548,029	19,896
Net cash provided by operating activities	832,499	420,102

Cash Flows from Investing Activities
Investment in mortgage loans	(2,209,583)	(3,129,367)
Collections of mortgage loans	2,648,201	3,702,860
Investment in bonds	(1,883,052)	(2,964,000)
Proceeds from bonds	723,000	216,861
Proceeds from real estate held for sale	—	48,029
Net cash (used for) investing activities	(721,434)	(2,125,617)

Cash Flows from Financing Activities
Proceeds from secured investor certificates	2,786,000	930,000
Payments on secured investor certificate maturities	(723,000)	(1,531,000)
Payments for deferred costs	(157,554)	(120,984)
Dividends paid	(335,560)	(453,005)
Net cash provided by (used for) financing activities	1,569,886	(1,174,989)

Net Increase (Decrease) in Cash and Cash Equivalents	1,680,951	(2,880,504)

Cash and Cash Equivalents - Beginning of Year	502,490	3,382,994

Cash and Cash Equivalents - End of Year	$2,183,441	$502,490

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31,
	2018	2017

Supplemental Cash Flow Information

Dividends payable	$142,613	$117,446

Loan origination fees	$24,200	$40,712

Interest paid	$1,384,399	$1,792,902

Loans transferred to real estate held for sale	$112,515	$—

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $974,346 and $15,428 in a money market fund account at December 31, 2018 and 2017, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $167,000 and $139,000 in bonds as current assets as of December 31,

2018 and 2017, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2019 and 2018, respectively.

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2018, the Company reserved $1,672,003 for seventeen mortgage loans. Eleven of these loans are three or more mortgage payments in arrears of which three are declared to be in default and two are in the foreclosure process. The total principal amount of these seventeen loans totals approximately $6,893 ,000 at December 31, 2018. At December 31, 2017, the Company reserved $1,428,155 for nineteen mortgage loans. Fourteen of these loans are three or more mortgage payments in arrears of which five are declared to be in default and two loans are in the foreclosure process. The total principal amount of these nineteen loans totals approximately $5,408,000 at December 31, 2017.

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2018	2017
Balance at beginning of year	$ 1,428,155	$ 1,311,983
Provision for losses on mortgage loans receivable	254,310	116,172
Reclassified to real estate held for sale	(10,462)	-
Balance at end of year	$ 1,672,003	$ 1,428,155

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,498,000 and $2,044,000 at December 31, 2018 and 2017, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $833,000 of the Company’s allowance for mortgage loans was allocated to these loans at December 31, 2018. Approximately $723,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2017.

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and either officers or board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status. No interest income was recognized on non-accrual loans for the years ended December 31, 2018 and 2017.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,853,000 and $3,364,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2018 and 2017, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of December 31, 2018, the Company had acquired one property located in Bethel, Ohio through the foreclosure process with an outstanding balance of $112,515. The Company is preparing to list the property for sale through a local realtor.

As of December 31, 2018, the Company has one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure with an outstanding balance totaling balance totaling $225,872. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $340,659 as of December 31, 2018.

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

As of January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods.

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

Recent Accounting Pronouncements

In June, 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet fully evaluated the potential effects of adopting ASU 2016-13 on the Company’s results of operations, financial position or cash flows.

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

Subsequent Events

The Company has evaluated events and transactions through the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the December 31, 2018 financial statements.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 3), which totaled $458,000 for both the years ended December 31, 2018 and 2017.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2018	Fair Value	Level 3

Bond portfolio	$15,389,807	$15,389,807

		Fair Value Measurement
December 31, 2017	Fair Value	Level 3

Bond portfolio	$14,229,755	$14,229,755

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

	2018	2017
Balance at beginning of year	$14,229,755	$11,482,616
Purchases	1,883,052	2,964,000
Proceeds	(723,000)	(216,861)
Balance at end of year	$15,389,807	$14,229,755

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $114,787 and $0 for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Impaired Loans	$ -	$ -	$665,267	$665,267
Real estate held for resale	-	-	340,659	340,659
	$ -	$ -	$1,005,926	$1,005,926

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Impaired Loans	$ -	$ -	$1,321,500	$1,321,500
Real estate held for resale	-	-	225,872	225,872
	$ -	$ -	$1,547,372	$1,547,372

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2016	$1,189,873	$340,872
Additions/Acquisitions	197,034	-
Dispositions/Proceeds	(5,465)	(115,000)
Impairment	(59,942)	-
Balance at December 31, 2017	$1,321,500	$225,872
Additions/Acquisitions	-	125,249
Dispositions/Proceeds	(546,406)	-
Impairment	(109,827)	(10,462)
Balance at December 31, 2018	$ 665,267	$340,659

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

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2018, the Company had first mortgage loans receivable totaling $23,607,655. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.15% at December 31, 2018. The Company had first mortgage loans receivable totaling $24,158,787 that bore interest ranging from 0% to 10.25% with a weighted average of approximately 8.19% at December 31, 2017.

The Company has a portfolio of secured church bonds at December 31, 2018 and December 31, 2017, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled approximately $15,847,807 at December 31, 2018 with a weighted average interest rate of 6.80% and approximately $14,687,755 at December 31, 2017 with a weighted average interest rate of 6.82%. These bonds are due at various maturity dates through May 2046. The Company has recorded an aggregate other than temporary impairment of $458,000 for both December 31, 2018 and 2017 for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 6.47% and 6.98% of the bond portfolio at December 31, 2018 and 2017, respectively. The Company had maturities and redemptions of bonds of approximately $723,000 and $217,000 in 2018 and 2017, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2018, is as follows:

	Mortgage Loans	Bond Portfolio

2019	$ 2,435,321	$ 167,000
2020	963,625	240,000
2021	756,395	266,000
2022	1,554,461	188,000
2023	924,931	289,000
Thereafter	16,972,922	14,697,807
	23,607,655	15,847,807
Less loan loss and other than temporary impairment on bonds allowance	(1,672,003)	(458,000)
Less deferred origination income	(271,913)	___-____
Totals	$21,663,739	$15,389,807

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2018. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The Company has an aggregate other than temporary impairment of $458,000 for the First and Second Mortgage Bonds at both at December 31, 2018 and 2017, which effectively reduces the bonds to the fair value amount management believes will be recovered.

The Company restructured two mortgage loans during the year ended December 31, 2018. The first restructured loan was a $669,544 first mortgage loan located in Indianapolis, Indiana. The Church was unable to meet its monthly debt obligations. The Company reduced the Church’s monthly mortgage obligation to interest only payments for a period of three years. After the initial three-year period, the Church will resume its regular monthly mortgage payments. The Church accepted the restructured loan terms. The modification had no effect on the Company’s financial statements.

The second restructured loan was a $470,000 first mortgage loan located in Cincinnati, Ohio. The Church was unable to meet its monthly debt obligations. The Company reduced the Church’s monthly mortgage obligation to interest only for a period of three years which included a reduction in their interest rate. After the initial three-year term, the rate of interest will increase for an additional three-year period. At the end of the sixth year, the Church will resume its regular monthly mortgage payments at the original rate of interest. The Church accepted the restructured loan terms. The modification had no effect on the Company’s financial statements.

A summary of loans re-structured or modified for the years ended December 31, 2018 and 2017 are shown below. All of the loans shown are currently performing under the terms of the modifications for their mortgage obligations.

	December 31, 2018

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	7	$4,415,544	8.014%	$3,838,819	6.03%

	December 31, 2017

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	5	$3,276,000	8.67%	$2,762,309	6.64%

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.35% and 6.45% at December 31, 2018 and 2017, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the

Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $1,671,000 and $1,282,000 during 2018 and 2017, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2018 is as follows:

2019	$ 4,105,000
2020	4,117,000
2021	2,168,000
2022	1,316,000
2023	3,217,000
Thereafter	14,463,000
$29,386,000
Less deferred offering costs	(886,411)
Totals	$28,499,589

In July 2014, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2018, approximately 8,234 Series D certificates had been issued and were outstanding for $8,234,000. The offering terminated in August 2017.

In September 2017, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loan receivables and church bonds of approximately the same value. At December 31, 2018, approximately 2,786 Series E certificates had been issued and were outstanding for $2,786,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $322,000 and $333,000 during the years ended December 31, 2018 and 2017, respectively.

6. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and reborrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company has not yet borrowed against the line of credit as of December 31, 2018. The maturity date of the Note is April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly.

7. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2018, the Company had pretax loss of $(50,182) and distributions to shareholders in the form of dividends during the tax year of $360,727. In 2017, the Company had pretax income of $152,221 and distributions to shareholders in the form of dividends during the tax year of $469,783. The Company paid out 100% of taxable income in dividends in 2018 and 2017.

The Company has federal and Minnesota net operating loss carryforwards of $2,600,000. The federal losses start to expire in 2034 and the Minnesota losses start to expire in 2029. The carrying amounts of some assets differ for tax basis than book basis. At December 31, 2018 and 2017, the cumulative tax basis in the Company’s assets and liabilities exceeded book basis by $1,966,000 and $1,725,000, respectively. The Company has no deferred tax assets or liabilities on its balance sheet.

The Tax Cuts and Jobs Act, signed into law on December 22, 2017, represents sweeping changes to the Internal Revenue Code, including the reduction of the corporate tax rate to a flat 21 percent.  This rate was effective January 1, 2018, ASC 740-10-30-8 and requires deferred tax assets and liabilities to be measured based on the enacted rates expected to apply when the deferred tax assets or liabilities are settled.  We do not have any deferred tax assets, and therefore did not incur a charge or benefit with regards to the rate change. We continue to work with our advisors to evaluate the new law and its application to ASC 740.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2018 and 2017, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$2,183,441	$2,183,441	$502,490	$502,490
Accounts receivable	251,535	251,535	260,785	260,785
Interest receivable	184,869	184,869	176,365	176,365
Mortgage loans receivable	23,607,655	23,905,564	24,158,787	25,353,731
Bond portfolio	15,847,807	15,389,807	14,687,775	14,687,775
Secured investor certificates	29,386,000	34,099,540	27,323,000	34,811,519

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value and represents a level 1 measurement.

Accounts receivable

Due to the short term nature, the carrying amount of accounts receivable approximates fair value and represents a level 1 measurement.

Interest receivable

Due to the short term nature, the carrying amount of interest receivable approximates fair value and represents a level 1 measurement.

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the fiscal year ended December 31, 2018. The fair value of loans is considered a level 3 measurement.

Bond portfolio

We determine the fair value of the bond portfolio shown in the table above by comparing with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation. The fair value of bonds is considered a level 3 measurement.

Secured investor certificates

The fair value of the secured investor certificates is currently greater than the carrying value due to higher interest rates than current market rates. The fair value of secured investor certificates is considered a level 3 measurement.

