Form 10-K/A
period 2018-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2019-04-25
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, $4,681 ,926 .

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 25, 2019
Common Stock, $0.01 par value per share	1,677,798 shares

	INDEX
		Page No.

	PART III

	Explanatory Note	4

Item 10.	Directors, Executive Officers and Corporate Governance	5

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7

Item 13.	Certain Relationships and Related Transactions and Director Independence	8

Item 14.	Principal Accounting Fees and Services	9

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	11

Item 16	Form 10-K Summary	12

Signatures		12

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019 (the “Original Report”) and is being filed for the purpose of providing information required by Part III, Item 10 through Item 14 which the Registrant originally intended to incorporate by reference from the Registrant’s proxy statement for the 2019 Annual Meeting of Stockholders. The reference on the cover of the Original Report to the incorporation by reference of Registrant’s proxy statement into Part III of the Report is hereby amended to delete that reference.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our board of directors currently consist of four directors of which all are serving one year terms until the next annual meeting of stockholders in 2019. Our current board members are as follows:

Name	Positions

Philip J. Myers	Chairman, President and Secretary
Kirbyjon H. Caldwell	Director
Dennis J. Doyle	Director
Michael G. Holmquist	Director

Philip J. Myers, Mr. Myers, age 63, has been our Chairman, President and Secretary since April 2001. He has also served as President, Treasurer, stockholder and a director of our Advisor, Church Loan Advisors, Inc. since 1994, President, Secretary, majority stockholder and a director of American Investors Group, Inc., a registered broker-dealer, since 1996, and of its parent company, Apostle Holdings Corp. since 2000. Mr. Myers has been an officer and owner of American Investors Group, Inc. and has engaged directly in church mortgage lending since 1989. He earned his bachelor of arts degree in political science in 1977 from the State University of New York at Binghamton and his juris doctor degree from the State University of New York at Buffalo School of Law in 1980. From 1980 to 1982, Mr. Myers served as an attorney in the Division of Market Regulation of the U.S. Securities and Exchange Commission in Washington, D.C. and, from 1982 to 1984, as an attorney with the Division of Enforcement of the Securities and Exchange Commission in San Francisco. From August 1984 to January 1986, he was employed as an attorney with the San Francisco law firm of Wilson, Ryan and Compilongo where he specialized in corporate finance, securities and broker-dealer matters. From January 1986 to January 1989, Mr. Myers was Senior Vice President and General Counsel of Financial Planners Equity Corporation, a 400 broker securities dealer formerly located in Marin County, California. He became affiliated with American Investors Group, Inc. in 1989. He is an inactive member of the New York, California and Minnesota State Bar Associations. Mr. Myers holds General Securities Representative and General Securities Principal licenses with the Financial Industry Regulation Authority (FINRA). Mr. Myers’ 29 years of experience in church lending combined with the practice of law in the securities, corporate and regulatory arenas and his experience as a CEO afford him a comprehensive and broad based insight into managing the direction, opportunities and challenges of the Company.

Kirbyjon H. Caldwell, Reverend Caldwell, age 65, has served as an independent director of the Company since 1994. He has been Senior Pastor of Windsor Village United Methodist Church in Houston, Texas since January 1982. The membership of Windsor Village exceeds 17,000. Rev. Caldwell received his B.A. degree in Economics from Carlton College (1975), an M.B.A. in Finance from the University of Pennsylvania’s Wharton School (1977), and his Masters in Theology from Southern Methodist University School of Theology (1981). He is Chair of the Goverance & Nominating Committee, Inc. for NRG Energy and a member of the Amegy Bank Advisory Board, Bridgeway Capital Management Board, The Greater Houston Partnership Executive Committee, Houston Gold Assocation Executive Committee, Baylor College of Medicine Executive Committee and M.D. Anderson-The University Cancer Foundation. He is also the founder of community development organizations and a limited partner with the Houston Texans franchise. Pastor Caldwell brings to the Company’s board a unique combination of talents as a former financial services professional with an MBA and a leading denominational pastor with national recognition. He is uniquely qualified to advise management on the direction and thinking of church leaders, the principal market of the Company.

Dennis J. Doyle, Mr, Doyle, age 67, has served as an independent director of the Company since 1994. He is a stockholder and co-founder of Welsh Companies, Inc., Minneapolis, Minnesota, a full-service real estate company involved in property management, brokerage, investment sales, construction and commercial development. Since 1977, he has held many positions within Welsh’s services business ranging from manual laborer to licensed broker to positions in executive management. He has served as Chief Executive Officer of Welsh since 1987. He continues to hold a real estate broker’s license in Minnesota. He is the general partner in the Wildamere Capital Management 10 million square foot portfolio of properties. Mr. Doyle is the founder and chief executive officer of Matter, a privately funded, not-for-profit organization established to fight poverty, hunger, and disease by utilizing corporate surplus. Mr. Doyle is a member of the board of directors of Tradition Capital Bank. Mr. Doyle’s 30 years in real estate and years as the CEO of a growing commercial real estate company, in addition to his 20 years of service on the Company’s Board allows him to offer profound insight into the management of the Company’s real estate-based lending activities.

Michael G. Holmquist, Mr. Holmquist, age 69, has served as an independent director of the Company since 2003. Mr. Holmquist is a Certified Public Accountant practicing from his office in Minnetonka, Minnesota. Prior to entering the accounting field in 1977, he worked for two years as a public school teacher and served four years in the U.S. Coast Guard. He is a graduate of St. Olaf College. Mr. Holmquist was an original incorporator of American Investors Group and an employee of the firm from 1986-1989. Mr. Holmquist’s experience as a CPA and tax professional qualifies him to lead our Sarbanes-Oxley accounting compliance efforts as well as regularly evaluate our internal control and reporting procedures.

During 2018, the board of directors had four meetings. The attendance policy of the board encourages and expects all Board members to attend all board meetings. Last year, Mr. Myers, Mr. Doyle and Mr. Holmquist attended 100% of the meetings held while Mr. Caldwell attended three of the meetings held. We encourage directors’ attendance at the Annual Stockholder Meeting, but have no policy regarding attendance in light of the fact that very few shareholders attend the Annual Meeting in person. Our Directors are invited to, and frequently one or more of our Directors are in attendance at, the Annual Meeting. Mr. Myers attended the 2018 Annual Shareholder Meeting.

The Board has no separately-designated standing audit committee, compensation committee, nominating or executive committee. The Company’s entire board performs the functions of an audit committee, but the Board has not designated an “audit committee financial expert.” We believe that several of our independent directors qualify for such a designation, but do not believe the designation of a specific individual is necessary at this time since we are managed by its advisor.

Qualifications of Candidates for Election to the Board

Our directors take a critical role in guiding our strategic direction and considering the composition of the Board. Since 1994, we have had very little turnover on the Board (one independent member resigned in 2003 and a new, independent member was added in July 2003; one other member resigned in May 2008). As such, we do not have a separate nominating committee. When Board candidates are considered, they are evaluated based upon their ability to qualify as independent directors under Section 3.3 of our Bylaws and various other criteria, such as their broad-based business and professional skills and experiences, experience serving as management or on the Board of Directors of companies similar to us, concern for the long-term interests of the shareholders, financial literacy and personal integrity in judgment. To date, we have not taken specific diversity considerations (other than those specified) into account when nominating or considering Board candidates and has no policy in this regard. In addition, director candidates must have time available to devote to Board activities. Accordingly, the Board seeks to attract and retain highly qualified directors who have sufficient time to attend to their duties and responsibilities to us See “Process for Identifying and Evaluating Candidates for Election to the Board” below for further discussion of how the Board operates in connection with nominations.

Board Leadership Structure and Role in Risk Oversight

Mr. Myers has served as our Chairman, as a board of director and President since April 2001. The board of directors believes it is important to select its Chairman and the Company’s President in the manner it considers in our best interests and its stockholders’ at any given point in time. The board of directors believes that the most effective leadership structure for us is for Mr. Myers to serve as both as our Chairman and President because a single position reduces the need to hire and compensate additional personnel. Moreover, the board of directors recognizes that, given Mr. Myers’ familiarity with our day-to-day operations and his long-standing experience with us, it is valuable to have him lead board discussions. We do not have a lead independent director. Rather, the three independent directors as a group fulfill the role of reviewing all proposed transactions that involve potential conflicts of interest and proposing matters for consideration or action by management. The board of directors and management view this level of independent director involvement as adequate given the nature of our business. In particular, due to the limited size of our operations and headcount and the well-defined nature of our business and operating results, that we have not required more formal and extensive interaction, and the board of directors has not considered it necessary to date.

With respect to the board of directors’ role in the risk oversight of the Company, the board of directors has set forth which transactions may require the prior approval of the board of directors (or an independent portion thereof) and which transactions may proceed with management authorization and without any such board of directors’ prior approval. In short, other than with respect to the purchase and sale of church bonds for our portfolio in the ordinary course of business, all future transactions between us and our officers, directors and affiliates must be approved, in advance, by a majority of our independent directors.

Process for Identifying and Evaluating Candidates for Election to the Board

We have no separate nominating committee, however, our management reviews the qualifications and backgrounds of the Directors, as well as the overall composition of the Board, and recommends to the full Board of Directors the persons to be nominated for election at each annual meeting of our shareholders. In the case of incumbent directors, the Board reviews such directors’ overall service, including the number of meetings attended, level of participation, quality of performance, and whether the director continues to meet the applicable independence standards. In the case of any new director candidates, the questions of independence and financial expertise are important to determine what roles can be performed by the candidate, and the Board determines whether the candidate meets the applicable independence standards and the level of the candidate’s financial expertise. Any new candidates would be interviewed by the management and, if appropriate, then by all members of the Board. The full Board will approve the final nominations. The Chairman of the Board, acting on behalf of the full Board, will extend the formal invitation to become a nominee of the Board of Directors.

Executive Officers

Since inception, we have not had any employees, and until the November 2009 appointment of Scott J. Marquis as Chief Financial Officer and Treasurer, the Company had only one executive officer, Philip J. Myers, who serves in several capacities.

General

Ours and the Advisor’s activities are governed, in part, by our Bylaws and the Advisory Agreement. Both of these documents substantially comply with the NASAA REIT Guidelines, which include substantive limitations on, among other things, conflicts of interest and related party transactions. Other than with respect to the purchase and sale of church bonds for our portfolio in the ordinary course of business, as described above, all future transactions between us and our officers, directors and affiliates must be approved, in advance, by a majority of our independent directors.

Our Advisor

Subject to the supervision of the Board of Directors, our business is managed by Church Loan Advisors, Inc. (our “Advisor”), which provides investment advisory and administrative services. Church Loan Advisors, Inc. is a Minnesota corporation and has acted as our Advisor since our inception in 1994. Our Advisor provides lending and advisory services solely to us, and administers our business affairs and operations.

The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Philip J. Myers	63	Chairman, President and Secretary
Scott J. Marquis	61	Chief Financial Officer and Treasurer

Philip J. Myers, Mr. Myers, see board of directors table above.

Scott J. Marquis, Mr. Marquis, is our Chief Financial Officer and Treasurer.  He was appointed to this position in November 2009 by our Board of Directors.  He is also currently employed full-time as Chief Financial and Operating Officer of American Investors Group, Inc., a registered broker-dealer, where he has been employed since February 1987. Prior to his employment with American Investors Group, Inc., Mr. Marquis was employed for approximately seven years with the Minneapolis-based broker dealer, Piper Jaffray Companies in various capacities within its operations department. Mr. Marquis attended the University of Minnesota in Minneapolis, Minnesota and served in the United States Coast Guard Reserve (Retired).  Mr. Marquis is a licensed financial principal and registered representative of American Investors Group, Inc., holds his Series 7, 63 and 27 licenses from FINRA. Mr. Marquis’ knowledge of and experience in operating a public REIT company allow him to provide valuable insights to the Board in its oversight of the Company’s operations as a REIT.

Item 11. Executive Compensation.

We pay no compensation to our officers and have no other employees. We have no equity compensation plans. Because no compensation or equity awards have been awarded to, earned by or paid to any of our executive officers, we have not included any tables or charts describing executive compensation. However, compensation paid to our directors is described below.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kirbyjon H. Caldwell	$1,400	n/a	n/a	n/a	n/a	n/a	$1,400
Dennis J. Doyle	$1,600	n/a	n/a	n/a	n/a	n/a	$1,600
Michael G. Holmquist	$1,600	n/a	n/a	n/a	n/a	$1,700 (2)	$3,300
Philip J. Myers	n/a	n/a	n/a	n/a	n/a	n/a	--

(1)	All Directors, except Philip J, Myers, are paid $500 per Board meeting attended ($400 for telephonic meetings), limited to $2,500 per year, and reimbursed for travel expenses incurred in connection with their duties as Directors; no reimbursements were paid in 2018.

(2)	Mr. Holmquist was paid an additional $1,700 during 2018 for auditing and testing the Company’s internal controls to determine if the Company has established and is maintaining an adequate system of controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 25, 2019, the number of shares beneficially owned by each director and by all executive officers as a group, and any beneficial owners of 5% or more of our outstanding stock, based on 1,677,798 shares of common stock outstanding at that date. Unless otherwise noted, each of the following persons has sole voting and investment power with respect to the shares set forth opposite their respective names.

Name and address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Philip J. Myers	83,687(2)	4.98%
Scott J. Marquis	1,300	0.08%
Kirbyjon H. Caldwell	--	--
Dennis J. Doyle	--	--
Michael H. Holmquist	319	0.02%
All Executive Officers and Directors as a Group (five individuals)	85,306	5.08%

(1)	The address for each of the officers and Directors is 10400 Yellow Circle Drive, Suite 102, Minnetonka, Minnesota 55343.

(2)	This number includes 25,014 shares owned directly by Mr. Myers and 58,673 shares owned by Apostle Holdings Corp., an affiliate of our Advisor, which is 100% owned by Mr. Myers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have entered into a contract with our Advisor (the “Advisory Agreement”) under which our Advisor furnishes advice and recommendations concerning our affairs, provides administrative services to us, and manages our day-to-day affairs. In performing its services under the Advisory Agreement, our Advisor may use facilities, personnel and support services of its affiliates. Expenses, such as legal and accounting fees, director fees, stock transfer agent and registrar and paying agent fees, are our direct expenses and are not provided for by our Advisor as part of its services.

The Advisory Agreement is renewable annually by us for one-year periods, subject to a determination, by a majority of our independent Directors, that our Advisor’s performance has been satisfactory and that the compensation paid by us to our Advisor has been reasonable. The Advisory Agreement was reviewed and renewed for a one-year period ending on April 18, 2020. We may terminate the Advisory Agreement without cause on 60 days’ written notice. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word “American,” “America” or the name of the Advisor or any approximation or abbreviation thereof. However, we may continue to use the word “church” in our name. Our Directors must determine that any successor Advisor possesses sufficient qualifications to perform the Advisory function for us and justify the compensation provided for in its contract with us.

Pursuant to the Advisory Agreement, our Advisor is required to pay all of the expenses it incurs in providing services to us including, but not limited to, personnel expenses, rental and other office expenses of officers of the Advisor (except out-of-pocket expenses of such persons who are our Directors or Officers), and all of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. We are required to pay all other expenses, including the costs and expenses of reporting to various governmental agencies and our shareholders and of conducting our operations as a mortgage lender, fees and expenses of appraisers, directors, auditors, outside legal counsel and transfer agents, and costs directly relating to the closing of loan transactions.

In the event that our total operating expenses exceed in any calendar year the greater of (a) 2% of our average invested assets or (b) 25% of our net income (before interest expense), the Advisor is obligated to reimburse us, to the extent of its fees for such calendar year, for the amount by which the aggregate annual operating expenses paid or incurred by us exceed the limitation. Our independent Directors may, upon a finding of unusual and non–recurring factors which they deem sufficient, determine that a higher level of expenses is justified in any given year.

Our Bylaws provide that our independent Directors are to determine, at least annually, the reasonableness of the compensation which we pay to our Advisor. Factors to be considered in reviewing the advisory fees include the size of the fees of the Advisor in relation to the size and composition of our assets, our profitability, the rates charged by other advisors performing comparable services, the success of our Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by our Advisor for other services performed, the quality and extent of service and advice furnished by our Advisor, the quality of our investments in relation to investments generated by our Advisor for its own account, if any, and the performance of our investments.

Pursuant to the Advisory Agreement, we pay our Advisor an annual base management fee of 1.25% of average invested assets on the first $35 million of such assets, 1.00% on assets from $35 million to $50 million, and .75% on assets in excess of $50 million. For purposes of the Advisory Agreement, the Company’s Invested Assets means outstanding church loans and church bonds and does not include cash or equivalent temporary investments. As defined in the Advisory Agreement, we remit to the Advisor one-half of any origination fee collected from a borrower in connection with mortgage loans made or renewed by us. For the years ended December 31, 2018 and 2017, we paid our Advisor approximately $312,000 and $325,000, respectively.

American Investors Group, Inc.

In the course of our business, we have purchased and may continue to purchase church bonds being underwritten and sold by American Investors Group, Inc., an affiliate of our Advisor. Mr. Myers owns American Investors Group, Inc. and has been President, Treasurer and a director of this securities brokerage firm since 1996. Although we have not and will not pay any commissions on purchases of church bonds from American Investors Group, Inc. American Investors Group, Inc. benefits from such purchases as a result of commissions paid to it by the issuer of the bonds. It also may benefit from mark-ups on bonds we buy from it and mark-downs on bonds we sell through it on the secondary market. We purchase church bonds for investment purposes only, and only at the public offering price. Church bonds we purchase in the secondary market, if any, are purchased at the best price available, subject to customary mark-ups (or in the case of sales – mark-downs), on terms no less favorable than those applied to other customers of American Investors Group, Inc. Our principals and our Advisor may receive a benefit in connection with such transactions due to their affiliation with the underwriter.

Director Independence

Our board of directors has determined that each of Dennis J. Doyle, Kirbyjon H. Caldwell and Michael G. Holmquist are “independent,” as that term is defined in NASAA REIT Guidelines and in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Accordingly, the board is composed of a majority of independent directors. There are no transactions with the Directors which were evaluated in connection with the board’s determination of the independence which have not already been disclosed elsewhere in this 10K/A.

Item 14. Principal Accounting Fees and Services.

The following table presents fees billed to the Company by Baker Tilly Virchow Krause LLP, our current independent registered public accounting firm, for professional services rendered for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Audit Fees (1)	$78,750	$75,000
Tax Fees (2)	5,010	6,250
All Other Fees & Out of Pocket Expenses (3)	—	11,533
Total	$83,760	$92,783
(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(3)	All Other Fees consist of fees for products and services other than the services reported above. The Company paid $0 and $9,500 in fees related our public offering of secured investor certificates for the year ended December 31, 2018 and 2017, respectively.

Audit Committee Report

The board has no separately-designated standing audit committee, and the entire board performs the functions of an audit committee. In this capacity, the board has reviewed and discussed the audited financial statements with management and has discussed with management and our external auditors, Baker Tilly Virchow Krause, LLP (“BTVK”), the Company’s consolidated financial statements for the fiscal year ended December 31, 2018 and our internal control over financial reporting. We also discussed with BTVK the matters required to be discussed by Auditing Standard No. 16, as adopted by the Public Company Accounting Oversight Board. BTVK provided to us the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding BTVK’s communications with the Board concerning independence, and we discussed BTVK’s independence with them. In determining BTVK’s independence, we considered whether their provision of non-audit services to us was compatible with maintaining independence. We received regular updates on BTVK’s fees and the scope of audit and non-audit services they provided. All such services were provided consistent with applicable rules and our pre-approval policies and procedures.

Based on our discussions with management and our external auditors, our review of the representations of management, we recommended that the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2018 be included in the Company’s Annual Report on Form 10-K.

PART IV

Item. 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
4.1	Specimen Common Stock Certificate	1
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
4.8	Trust Indenture between the Company and Herring Bank dated November 6, 2017	10
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated November 6, 2017	11
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Filed herewith
(10)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(11)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
11

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 25, 2019	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	04/25/2019
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	04/25/2019
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	04/25/2019
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	04/25/2019
Kirbyjon H. Caldwell, Director
12