Form 10-Q
period 2019-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2019-05-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common Stock, $0.01 par value per share	1,677,798 shares

EXPLANATORY NOTE

On May 3, 2019, the Company filed a Form 8-K with the Commission reporting that it had decided not to re-appoint its current public accounting firm. The Company is in the process of interviewing registered public accounting firms, but has not yet engaged a new firm. Accordingly, the financial statements included herein have not been reviewed by the Company’s registered accounting firm. The Company intends to engage a new registered public accounting firm in the near future and will provide further information once the financial statements included herein are reviewed.

The Company believes that the unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial reporting and with the instructions to Form 10-Q and Regulations S-X.

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statements of Operations…….………………………………………………………	F-4

Statements of Cash Flows……..……………………………………………………..	F-5 - F-6

Notes to Financial Statements ………………………………………………………….	F-7 - F-19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	20 - 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	24

Items 4. Controls and Procedures…………..…………………………………………	24 - 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	26

Item 1A. Risk Factors…………………………………………………………………...	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	26

Item 3. Defaults Upon Senior Securities………………………………………..…….	26

Item 4. Mine Safety Disclosures……………………..…………………………..……	26

Item 5. Other Information…………………………………………………………….	26

Item 6. Exhibits……………………………………………….……………………….	26 -27

Signatures………………………………………………….…………………..………	28

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

March 31, 2019

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2019	December 31, 2018
	(unaudited)
Current Assets
Cash and cash equivalents	$ 433,604	$ 2,183,441
Accounts receivable	253,639	251,535
Interest receivable	189,694	184,869
Investments	2,410	2,410
Current maturities of mortgage loans receivable, net of
allowance for loan losses of $84,916 and $172,481 and deferred origination fees of $21,283 at both March 31, 2019
and December 31, 2018, respectively	1,068,436	2,241,557
Current maturities of bond portfolio	219,000	167,000
Prepaid expenses	17,798	7,166
Total current assets	2,184,581	5,037,978

Mortgage Loans Receivable, net of current maturities,
allowance of $1,504,828 and $1,499,522 and deferred
origination fees of $250,630 at both March 31, 2019
and December 31, 2018, respectively	19,060,728	19,422,182

Bond Portfolio, net of current maturities	15,983,937	15,222,807

Real Estate Held for Sale	327,925	340,659
Total Assets	$ 37,557,171	$ 40,023,626

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2019	December 31, 2018
	(unaudited)
Current Liabilities
Current maturities of secured investor certificates	$ 2,780,000	$ 4,105,000
Accounts payable	113,359	604,876
Dividends payable	92,279	142,613
Total current liabilities	2,985,638	4,852,489

Secured Investor Certificates, Series B, net of current maturities	7,454,000	8,880,000
Secured Investor Certificates, Series C, net of current maturities	6,231,000	5,659,000
Secured Investor Certificates, Series D, net of current maturities	7,899,000	7,956,000
Secured Investor Certificates, Series E	3,187,000	2,786,000

(Less) Deferred Offering Costs, net of accumulated amortization of $1,086,783 and $1,059,702 at March 31, 2019 and
December 31, 2018, respectively	(880,142)	(886,411)
Total liabilities	26,876,496	29,247,078

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at March 31, 2019 and
December 31, 2018	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,449,561)	(8,353,688)
Total stockholders’ equity	10,680,675	10,776,548

Total liabilities and stockholders' equity	$ 37,557,171	$ 40,023,626

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)

Interest and Other Income	$ 648,471	$ 664,896

Interest Expense	457,333	475,694

Net Interest Income	191,138	189,202

Provision for losses on mortgage loans receivable	18,278	109,234

Net Interest Income after Provision for Mortgage	172,860	79,968

Operating Expenses
Other than temporary impairment on bond portfolio	50,000	-
Other operating expenses	126,584	105,393
	176,584	105,393

Operating Loss	(3,724)	(25,425)

Other Income	130	-

Net (Loss)	$ (3,594)	$ (25,425)

Basic and Diluted Income (Loss) Per Share	$ (0.002)	$ (0.015)

Dividends Declared Per Share	$ 0.055	$ 0.070

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)
Cash Flows from Operating Activities
Net (loss)	$ (3,594)	$ (25,425)
Adjustments to reconcile net (loss) to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	12,734	-
Provision for losses on mortgage loans receivable	18,278	109,234
Allowance for losses on bond portfolio	50,000	-
Amortization of deferred offering costs	27,081	26,073
Change in assets and liabilities
Accounts receivable	(2,104)	15,946
Interest receivable	(4,825)	2,090
Prepaid expenses	(10,632)	(13,302)
Accounts payable	(491,517)	(19,263)
Net cash (used for) provided by operating activities	(404,579)	95,353

Cash Flows from Investing Activities
Collections of mortgage loans	1,616,833	936,878
Proceeds real estate held for sale	(100,537)	-
Investment in bonds	(895,000)	(151,000)
Proceeds from bonds	31,870	37,000
Net cash provided by investing activities	653,166	822,878

Cash Flows from Financing Activities
Proceeds from secured investor certificates	401,000	1,677,000
Payments on secured investor certificate maturities	(2,236,000)	(117,000)
Payments for deferred costs	(20,811)	(74,210)
Dividends paid	(142,613)	(117,446)
Net cash (used for) provided by financing activities	(1,998,424)	1,368,344

Net (Decrease) Increase in Cash and Cash Equivalents	(1,749,837)	2,286,575

Cash and Cash Equivalents - Beginning of Period	2,183,441	502,490

Cash and Cash Equivalents - End of Period	$ 433,604	$ 2,789,065

Notes to Financial Statements are an integral part of this Statement.

F-5

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	March 31, 2019	March 31, 2018
(unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 92,279	$ 117,446

Interest paid	$ 430,251	$ 445,970

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company is engaged primarily in the business of making mortgage loans to churches and other nonprofit religious organizations throughout the United States, on terms established for individual organizations.

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $219,899 and $974,346 in a money market fund account at March 31, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in such accounts.

Bond Portfolio

The Company accounts for the bond portfolio under the Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities. The Company classifies the bond portfolio as “available-for sale” and measures the portfolio at fair value. While the bonds are generally held until contractual maturity, the Company classifies them as available for sale as the bonds may be used to repay secured investor certificates or provide additional liquidity or working capital in the short term. The Company has classified $219,000 and $167,000 in bonds as current assets as of March 31, 2019

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

and December 31, 2018, respectively, based on management’s estimates for liquidity requirements and contractual maturities of certain bonds maturing in 2020 and 2019, respectively.

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2019, the Company reserved $1,589,744 for sixteen mortgage loans. Ten of these loans are three or more mortgage payments in arrears of which three are declared to be in default and one is in the foreclosure process. The total principal amount of these sixteen loans totals approximately $6,494 ,000 at March 31, 2019. At December 31, 2018, the Company reserved $1,672,003 for seventeen mortgage loans. Eleven of these loans are three or more mortgage payments in arrears of which three are declared to be in default and two are in the foreclosure process. The total principal amount of these seventeen loans totals approximately $6,893 ,000 at December 31, 2018.

A summary of transactions in the allowance for mortgage loans for the period ended March 31, 2019 is as follows:

Balance at December 31, 2018	$ 1,672,003
Provision for additional losses	18,278
Proceeds from sale of property held for sale	(100,537)
Balance at March 31, 2019	$ 1,589,744

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,352,000 and $1,498,000 at March 31, 2019 and December 31, 2018, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $744,000 of the Company’s allowance for mortgage loans was allocated to these loans at March 31, 2019. Approximately $833,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2018.

The Company will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments;

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

(iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and return of regular payments is gone.

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. A payment made on a non-accrual loan is considered a good faith deposit as to the intent to resume their mortgage payment obligation. This good faith deposit is credited back to interest first then principal as stated in the mortgage loan documentation. (ii) A letter outlining the re-payment terms or the restructure terms (if any) of the loan is provided to the borrower. This letter will be signed by the Senior Pastor and either officers or board members of the borrower. This letter resumes the obligation to make payments on non-accrual loans. (iii) The borrower must meet all its payment obligations for the next 120 days without interruption in order to be removed from non-accrual status. No interest income was recognized on non-accrual loans as of March 31, 2019.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,906,000 and $2,853,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2019 and December 31, 2018, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

As of March 31, 2019, the Company had one acquired one property located in Bethel, Ohio through the foreclosure process with an outstanding balance of $112,515 and one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure with an outstanding balance totaling balance totaling $225,872. The Church is still occupying the Arkansas property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $327,925 as of March 31, 2019.

The Company sold one property for the period ended March 31, 2019 for approximately $61,000 which approximates the carrying value.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

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

Gain Losses on Sale of OREO

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

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

Recent Accounting Pronouncements

In 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has not yet fully evaluated the potential effects of adopting ASU 2016-13 on the Company’s results of operations, financial position or cash flows.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

Subsequent Events

The Company has evaluated events and transactions through the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the March 31, 2019 financial statements.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 3), which totaled $508,000 and $458,000 for the periods ended March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2019	Fair Value	Level 3

Bond portfolio	$16,202,937	$16,202,937

		Fair Value Measurement
December 31, 2018	Fair Value	Level 3

Bond portfolio	$15,389,807	$15,389,807

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2018	$15,389,807
Additional losses on bond portfolio	(50,000)
Purchases	895,000
Proceeds	(31,870)
Balance at March 31, 2019	$16,202,937

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 and $114,787 for the periods ended March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value at March 31, 2019
Impaired Loans	$—	$—	$608,139	$608,139
Real estate held for resale	—	—	327,925	327,925
Totals	$—	$—	$936,064	$936,064

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Impaired Loans	$—	$—	$665,267	$665,267
Real estate held for resale	—	—	340,659	340,659
Totals	$—	$—	$1,005,926	$1,005,926

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2018	$665,267	$340,659
Dispositions/Proceeds	(45,828)	(12,734)
Impairment	(11,300)	—
Balance at March 31, 2019	$608,139	$327,925

The fair value of impaired loans referenced above was determined by obtaining independent third party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.

The fair value of real estate held for resale referenced above was determined by obtaining market price valuations from independent third parties wherever such quotes were available for the other collateral owned. The company utilized independent third party appraisal to support the Company’s estimates and judgments in determining fair value for other real estate owned.

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 21, 2019, the Company had first mortgage loans receivable totaling $21,990,821. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.21% at March 31, 2019. At December 31, 2018, the Company had first mortgage loans receivable totaling $23,607,655. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.15% at December 31, 2018.

The Company has a portfolio of secured church bonds at March 31, 2019 and December 31, 2018, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled approximately $16,728,598 at March 31, 2019 with a weighted average interest rate of 6.85% and approximately $15,847,807 at December 31, 2018 with a weighted average interest rate of 6.80%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $508,000 and $458,000 for March 31, 2019 and December 31, 2018, respectively for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 6.13% and 6.47% of the bond portfolio at March 31, 2019 and December 31, 2018, respectively. The Company had maturities and redemptions of bonds of approximately $84,000 and $723,000 in 2019 and 2018, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2019, is as follows:

	Mortgage Loans	Bond Portfolio

2020	$ 1,174,635	$ 219,000
2021	744,013	172,000
2022	744,674	270,000
2023	1,547,946	192,000
2024	914,549	295,000
Thereafter	16,865,004	15,562,937
	21,990,821	16,710,937
Less loan loss and other than temporary impairment on bonds allowance	(1,589,744)	(508,000)
Less deferred origination income	(271,913)	___-____
Totals	$20,129,164	$16,202,937

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2018. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The Company has an aggregate other than temporary impairment of $508,000 and $458,000 for the First and Second Mortgage Bonds at March 31, 2019 and December 31, 2018, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

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

The Company did not restructure any loans during the three month period ended March 31, 2019. A summary of loans re-structured or modified for the years ended December 31, 2018 are shown below. All of the loans shown are currently performing under the terms of the modifications for their mortgage obligations.

	March 31, 2019

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	7	$4,415,544	8.014%	$3,444,462	6.03%

	December 31, 2018

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	7	$4,415,544	8.014%	$3,838,819	6.03%

4. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.33% and 6.35% at March 31, 2019 and December 31, 2018, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $220,000 and $1,671,000 at March 31, 2019 and December 31, 2018, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

The estimated maturity schedule for the secured investor certificates at March 31, 2019 is as follows:

April 1, 2019 through March 31, 2020	$ 2,780,000
April 1, 2020 through December 31, 2020	3,078,000
2021	2,378,000
2022	2,164,000
2023	2,511,000
Thereafter	14,640,000
$27,551,000
Less deferred offering costs	(880,142)
Totals	$26,670,588

In September 2017, the Company filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loan receivables and church bonds of approximately the same value. At March 31, 2019, approximately 3,187 Series E certificates had been issued and were outstanding for $3,187,000.

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $79,000 and $322,000 000 at March 31, 2019 and December 31, 2018, respectively.

6. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit during the three month period ended March 31, 2019 and has re-paid the line in full as of March

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

31, 2019. The original maturity date of the Note is April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly. The Company has been in discussion with the Lender to extended the line of credit for another year.

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

The fair value estimates presented herein are based on relevant information available to management as of March 31, 2019 and December 31, 2018, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$433,504	$433,604	$2,183,441	$2,183,441
Accounts receivable	253,639	253,639	251,535	251,535
Interest receivable	189,694	189,694	184,869	184,869
Mortgage loans receivable	21,990,821	23,401,582	23,607,655	23,905,564
Bond portfolio	16,710,937	16,202,937	15,847,807	15,389,807
Secured investor certificates	27,551,000	31,695,185	29,386,000	34,099,540

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value and represents a level 1 measurement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2019

Accounts receivable

Due to the short term nature, the carrying amount of accounts receivable approximates fair value and represents a level 1 measurement.

Interest receivable

Due to the short term nature, the carrying amount of interest receivable approximates fair value and represents a level 1 measurement.

Mortgage loans receivable

The fair value of the mortgage loans receivable is currently greater than the carrying value as the portfolio is currently yielding a higher rate than similar mortgages with similar terms for borrowers with similar credit quality. The credit markets in which the Company conducts business have experienced an increase in interest rates resulting in the fair value of the mortgage loans falling during the period ended March 31, 2019. The fair value of loans is considered a level 3 measurement.

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2018 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have fifty-five first mortgage loans aggregating $21,769,705 in principal amount, three second mortgage loans totaling $221,116 in principal amount and a first mortgage bond portfolio with par values aggregating $16,710,937. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2019 Three Months Ended March 31, 2019 Compared to Fiscal 2018 Three Months Ended March 31, 2018

Our net (loss) for the three months ended March 31, 2019 and 2018 was approximately $(25,425) and $(25,425), respectively, on total interest and other income of approximately $648,000 and $665,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2019, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.21%. Our bond portfolio has an average current yield of 6.85% as of March 31, 2018. As of March 31, 2018, the average, principal-adjusted interest rate on our portfolio of loans was 8.23% and our portfolio of bonds had an average current yield of 6.83%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $457,000 and $476,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease in interest expense was due to the decrease in interest paid on our Secured Investor Certificates outstanding. Net interest margin increased from 28.46% to 29.48% resulting primarily from a decrease in interest expense of approximately 3.86%.

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

Allowance for losses on mortgage loans receivable decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We recorded an additional provision for losses on loans during the three months ended March 31, 2019 of approximately $18,278 compared to approximately $109,234 for the three months ended March 31, 2018. At March 31, 2019, we provided approximately $1,590,000 for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears, of which three loans are declared to be in default and one was in the foreclosure process. At December 31, 2018, we provided approximately $1,672,000 for seventeen mortgage loans, of which eleven were three or more mortgage payments in arrears, of which three were declared to be in default and two were in the foreclosure process.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have three second mortgage loans totaling approximately $221,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2019 increased to approximately $177,000 compared to $105,000 for the three months ended March 31, 2018. The increase was the result of an increase for additional losses on sale of real estate held for sale and the legal fees charged for the foreclosure process.

Mortgage Loans and Bond Portfolio

No new loans were funded during the three months ended March 31, 2019.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the three month period ended March 31, 2019. We recorded an aggregate other than temporary impairment of $508,000 and $458,000 for the First and Second Mortgage Bonds at March 31, 2019 and December 31, 2018, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the three month period ended March 31, 2019 and 2018.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any  origination fees for the three months ended March 31, 2019 and 2018, respectively.

We paid a dividend of $.055 for each share held of record on April 29, 2019. The dividend, which was paid April 30, 2019, represents a 2.20% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

We paid a dividend of $.07 for each share held of record on April 30, 2018. The dividend, which was paid May 1, 2018, represents a 2.80% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of March 31, 2019 are primarily comprised of dividends declared as of March 31, 2019 but not yet paid and our secured investor certificates.

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

During the three months ended March 31, 2019, total assets decreased by approximately $2,466,000 due to a decrease in our cash position for payment on our Secured Investor Certificates which matured on December 31, 2018. Current liabilities decreased by approximately $1,867,000 for the three months ended March 31, 2019 due to a decrease in current maturities of our secured investor certificates. Non-current liabilities also decreased by approximately $504,000 for the three months ended March 31, 2019, for the same reason, due to a decrease of secured investor certificates outstanding.

For the three months ended March 31, 2019, net cash (used for) operating activities decreased to approximately $(405,000) from $95,000 from the comparative period ended March 31, 2018, primarily due to a decrease in our accounts payable.

For the three months ended March 31, 2019, net cash provided by investing activities was approximately $653,000 compared to $823,000 from the comparative three months ended March 31, 2018, due to a an increase in collections from our mortgage loans.

For the three months ended March 31, 2019, net cash (used for) provided by financing activities increased to approximately $(1,999,000) from $1,368,000 for the comparative three months ended March 31, 2018, primarily due to payments on our maturing secured investor certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2019. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
26

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2019 filed with the Securities and Exchange Commission on May 15, 2019, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       May 15, 2019

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

28