Form 10-Q/A
period 2019-08-01
AMERICAN CHURCH MORTGAGE CO
filed 2019-08-01
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

American Church Mortgage Company (the “Company”) is filing this Form 10-Q/A following a review of its financial statements as at and for the quarter ended March 31, 2019 by the Company registered public accounting firm. The filing contains the following changes which correct typographical error or involve immaterial changes. Specifically, the changes included in this filing are”

1)	Page F-5 – Updated description
2)	Page F-9 – Corrected figure related to Pine Bluff property
3)	Page F-14 – Corrected date to March 31, 2019
4)	Page F-15 – Correct date to March 31, 2019
5)	Page F-17 – Corrected typographical error in Note 5
6)	Page F-18 – Updated carrying amounts to March 31, 2019
7)	Page 20 – Revised loss figure to ($3,594)
8)	Page 24 – Rounded down figure to $1,998,000.

The amended filing also includes updated pages 27 and 28 and updated certifications.

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

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)
Cash Flows from Operating Activities
Net (loss)	$ (3,594)	$ (25,425)
Adjustments to reconcile net (loss) to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	12,734	-
Provision for losses on mortgage loans receivable	18,278	109,234
Write-down on bond portfolio	50,000	-
Amortization of deferred offering costs	27,081	26,073
Change in assets and liabilities
Accounts receivable	(2,104)	15,946
Interest receivable	(4,825)	2,090
Prepaid expenses	(10,632)	(13,302)
Accounts payable	(491,517)	(19,263)
Net cash (used for) provided by operating activities	(404,579)	95,353

Cash Flows from Investing Activities
Collections of mortgage loans	1,616,833	936,878
Proceeds real estate held for sale	(100,537)	-
Investment in bonds	(895,000)	(151,000)
Proceeds from bonds	31,870	37,000
Net cash provided by investing activities	653,166	822,878

Cash Flows from Financing Activities
Proceeds from secured investor certificates	401,000	1,677,000
Payments on secured investor certificate maturities	(2,236,000)	(117,000)
Payments for deferred costs	(20,811)	(74,210)
Dividends paid	(142,613)	(117,446)
Net cash (used for) provided by financing activities	(1,998,424)	1,368,344

Net (Decrease) Increase in Cash and Cash Equivalents	(1,749,837)	2,286,575

Cash and Cash Equivalents - Beginning of Period	2,183,441	502,490

Cash and Cash Equivalents - End of Period	$ 433,604	$ 2,789,065

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

Real Estate Held for Sale

As of March 31, 2019, the Company had one acquired one property located in Bethel, Ohio through the foreclosure process with an outstanding balance of $102,153 and one property located in Pine Bluff, Arkansas acquired via deed in lieu of foreclosure with an outstanding balance totaling balance totaling $225,872. The Church is still occupying the Arkansas property and paying rent while trying to either sell the building or obtain refinancing. The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. The fair value of our real estate held for sale, which represents the carrying value, is $327,925 as of March 31, 2019.

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

3. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2019, the Company had first mortgage loans receivable totaling $21,990,821. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.21% at March 31, 2019. At December 31, 2018, the Company had first mortgage loans receivable totaling $23,607,655. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.15% at December 31, 2018.

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

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, a minimum of 80% of the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended March 31, 2019. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The Company has an aggregate other than temporary impairment of $508,000 and $458,000 for the First and Second Mortgage Bonds at March 31, 2019 and December 31, 2018, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

5. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $79,000 and $322,000 at March 31, 2019 and December 31, 2018, respectively.

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

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$433,604	$433,604	$2,183,441	$2,183,441
Accounts receivable	253,639	253,639	251,535	251,535
Interest receivable	189,694	189,694	184,869	184,869
Mortgage loans receivable	20,129,164	23,401,582	23,607,655	23,905,564
Bond portfolio	16,202,937	16,202,937	15,847,807	15,389,807
Secured investor certificates	26,876,496	31,695,185	29,386,000	34,099,540

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

Results of Operations

Fiscal 2019 Three Months Ended March 31, 2019 Compared to Fiscal 2018 Three Months Ended March 31, 2018

Our net (loss) for the three months ended March 31, 2019 and 2018 was approximately $(3,594) and $(25,425), respectively, on total interest and other income of approximately $648,000 and $665,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2019, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 8.21%. Our bond portfolio has an average current yield of 6.85% as of March 31, 2018. As of March 31, 2018, the average, principal-adjusted interest rate on our portfolio of loans was 8.23% and our portfolio of bonds had an average current yield of 6.83%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

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

For the three months ended March 31, 2019, net cash (used for) provided by financing activities increased to approximately $(1,998,000) from $1,368,000 for the comparative three months ended March 31, 2018, primarily due to payments on our maturing secured investor certificates.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
26

101	The following financial information from our Quarterly Report on Form 10-Q/A for the first quarter of fiscal year 2019 filed with the Securities and Exchange Commission on August 1, 2019, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       August 1, 2019

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

28