Form 10-Q
period 2019-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2019-11-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	At November 14, 2019
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statements of Operations…….………………………………………………………	F-4 - F-5

Statements of Cash Flows……..……………………………………………………..	F-6 - F-7

Notes to Financial Statements ………………………………………………………….	F-8 - F-19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	20 – 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	24

Items 4. Controls and Procedures…………..…………………………………………	24 - 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	26

Item 1A. Risk Factors…………………………………………………………………...	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	26

Item 3. Defaults Upon Senior Securities………………………………………..…….	26

Item 4. Mine Safety Disclosures……………………..…………………………..……	26

Item 5. Other Information…………………………………………………………….	26

Item 6. Exhibits……………………………………………….……………………….	26

Signatures………………………………………………….…………………..………	27

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

September 30, 2019

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2019	December 31, 2018
	(unaudited)

Cash and cash equivalents	$ 120,593	$ 2,183,441
Accounts receivable	263,710	251,535
Interest receivable	196,234	184,869
Investments	2,410	2,410
Prepaid expenses	23,199	7,166

Mortgage Loans Receivable, net of allowance of
$1,644,571 and $1,672,003 and deferred origination fees of
$339,912 and $271,913 at September 30, 2019 and
December 31, 2018, respectively	22,288,168	21,663,739

Bond Portfolio	16,023,937	15,389,807

Real Estate Held for Sale	327,925	340,659
Total Assets	$ 39,246,176	$ 40,023,626

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2019	December 31, 2018
	(unaudited)
Liabilities
Accounts payable	20,858	577,175
Management fee payable	28,508	27,701
Line of Credit	2,200,000	-
Dividends payable	167,780	142,613

Secured Investor Certificates, Series B	9,215,000	11,742,000
Secured Investor Certificates, Series C	6,383,000	6,541,000
Secured Investor Certificates, Series D	8,234,000	8,317,000
Secured Investor Certificates, Series E	3,452,000	2,786,000

(Less) Deferred Offering Costs, net of accumulated amortization of $929,188 and $1,059,702 at September 30, 2019 and
December 31, 2018, respectively	(865,399)	(886,411)
Total liabilities	28,835,747	29,247,078

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at September 30, 2019 and
December 31, 2018, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,719,807)	(8,353,688)
Total stockholders’ equity	10,410,429	10,776,548

Total liabilities and stockholders' equity	$ 39,246,176	$ 40,023,626

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)

Interest and Other Income	$ 2,058,680	$ 1,942,501

Interest Expense	1,397,537	1,467,597

Net Interest Income	661,143	474,904

Provision for losses on mortgage loans receivable	73,105	217,728

Net Interest Income after Provision for Mortgage Losses	588,038	257,176

Operating Expenses
Other than temporary impairment on bond portfolio	150,000	-
Other operating expenses	443,431	394,237
	593,431	394,237

Net (Loss)	$ (5,393)	$ (137,061)

Basic and Diluted (Loss) Per Share	$ (0.00)	$ (0.08)

Dividends Declared Per Share	$ 0.22	$ 0.13

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2019	September 30, 2018
	3

Interest and Other Income	$ 712,657	$ 637,133

Interest Expense	476,734	498,619

Net Interest Income	235,923	138,514

Provision for losses on mortgage loans receivable	24,364	60,994

Net Interest Income after Provision for Mortgage Losses	211,559	77,520

Operating Expenses
Other than temporary impairment on bond portfolio	50,000	-
Other operating expenses	132,672	113,322
	182,672	113,322

Net Income (Loss)	$ 28,887	$ (35,802)

Basic and Diluted Earnings (Loss) Per Share	$ 0.02	$ (0.02)

Dividends Declared Per Share	$ 0.10	$ 0.04

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)
Cash Flows from Operating Activities
Net (loss)	$ (5,393)	$ (137,061)
Adjustments to reconcile net (loss) to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	12,734	-
Provision for losses on mortgage loans receivable	73,105	217,728
Other than temporary impairment on bond portfolio	150,000	-
Amortization of loan origination discounts	68,000	-
Amortization of deferred offering costs	82,600	83,188
Change in assets and liabilities
Accounts receivable	(12,175)	(7,885)
Interest receivable	(11,365)	(7,853)
Prepaid expenses	(16,033)	(12,523)
Accounts payable	(556,317)	62,046
Management fee payable	807	(1,083)
Net cash (used for) provided by operating activities	(214,037)	196,557

Cash Flows from Investing Activities
Investment in mortgage loans	(4,243,713)	-
Collections of mortgage loans	3,578,716	1,599,309
Proceeds from the sale of real estate held for sale	(100,537)	-
Investment in bonds	(895,000)	(1,238,052)
Proceeds from bonds	110,870	102,000
Net cash (used for) provided by investing activities	(1,549,664)	463,257

Cash Flows from Financing Activities
Proceeds from secured investor certificates	666,000	2,320,000
Payments on secured investor certificate maturities	(2,768,000)	(423,000)
Payments for deferred costs	(61,587)	(115,737)
Net change in short term borrowings	2,200,000	-
Dividends paid	(335,560)	(268,448)
Net cash (used for) provided by financing activities	(299,147)	1,512,815

Net (Decrease) Increase in Cash and Cash Equivalents	(2,062,848)	2,172,629

Cash and Cash Equivalents - Beginning of Period	2,183,441	502,490

Cash and Cash Equivalents - End of Period	$ 120,593	$ 2,675,119

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Nine Months Ended
	September 30, 2019	September 30, 2018
(unaudited)
Supplemental Cash Flow Information

Dividends payable	$ 167,780	$ 67,112

Interest paid	$ 1,397,537	$ 1,467,597

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of American Church Mortgage Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

September 30, 2019

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. The Company had $1,483 and $974,346 in a money market fund account at September 30, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in such accounts.

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

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2019, the Company reserved $1,644,571 for sixteen mortgage loans. Ten of these loans are three or more mortgage payments in arrears of which three are declared to be in default and one is in the foreclosure process. The total principal amount of these sixteen loans totaled approximately $6,764 ,000 at September 30, 2019. At December 31, 2018, the Company reserved $1,672,003 for seventeen mortgage loans. Eleven of these loans are three or more mortgage payments in arrears of which three are declared to be in default and two are in the foreclosure process. The total principal amount of these seventeen loans totaled approximately $6,893 ,000 at December 31, 2018.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

 A summary of transactions in the allowance for mortgage loans for the period ended September 30, 2019 is as follows:

Balance at December 31, 2018	$1,672,003
Provision for additional losses	73,105
Proceeds from sale of property held for sale	(100,537)
Balance at September 30, 2019	$1,644,571

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $1,358,000 and $1,498,000 at September 30, 2019 and December 31, 2018, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $771,000 of the Company’s allowance for mortgage loans was allocated to these loans at September 30, 2019. Approximately $833,000 of the Company’s allowance for mortgage loans was allocated to impaired loans at December 31, 2018.

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 days delinquent or whenever management believes the borrower will be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized on non-accrual loans as of September 30, 2019.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,878,000 and $2,853,000 exceeded 90 days past due but continued to accrue interest as of September 30, 2019 and December 31, 2018, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $327,925 and $340,659 as of September 30, 2019 and December 31, 2018, respectively.

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

September 30, 2019

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

Recent Accounting Pronouncements – Adopted

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the ASU, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration the entity expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain non-interest income were not impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes were similar to our current revenue recognition practices. We reviewed non-interest sources of income and related contracts to document the impact of the new standard on our service offerings that are in the scope of the ASU including gains (losses) on sale of real estate held for sale. Upon our analysis we concluded that the adoption of the ASC 606 did not change the timing and pattern of revenue recognition related to scoped in non-interest income source and only required additional disclosures. In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard. The additional disclosures required by the ASU have been included above.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

Subsequent Events

The Company has evaluated events and transactions through the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the September 30, 2019 financial statements.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 4), which totaled $608,000 and $458,000 for the periods ended September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2019	Fair Value	Level 3

Bond portfolio	$16,023,937	$16,023,937

		Fair Value Measurement
December 31, 2018	Fair Value	Level 3

Bond portfolio	$15,389,807	$15,389,807

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio

Balance at December 31, 2018	$15,389,807
Additional losses on bond portfolio	(150,000)
Purchases	895,000
Proceeds	(110,870)
Balance at September 30, 2019	$16,023,937

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 and $114,787 for the periods ended September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value at September 30, 2019
Impaired Loans	$—	$—	$586,973	$586,973
Real estate held for resale	—	—	327,925	327,925
Totals	$—	$—	$914,898	$914,898

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Impaired Loans	$—	$—	$665,267	$665,267
Real estate held for resale	—	—	340,659	340,659
Totals	$—	$—	$1,005,926	$1,005,926

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

The change in Level 3 assets measured at fair value on a nonrecurring basis is summarized as follows:

	Impaired Loans	Real Estate Held for Sale

Balance at December 31, 2018	$665,267	$340,659
Dispositions/Proceeds	(39,730)	—
Impairment	(38,564)	(12,734)
Balance at September 30, 2019	$586,973	$327,925

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

4. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2019, the Company had first mortgage loans receivable totaling $24,272,651. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.98% at September 30, 2019. At December 31, 2018, the Company had first mortgage loans receivable totaling $23,607,655. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.15% at December 31, 2018.

The Company has a portfolio of secured church bonds at September 30, 2019 and December 31, 2018, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.75% to 9.75%. The aggregate par value of secured church bonds equaled approximately $16,631,937 at September 30, 2019 with a weighted average interest rate of 6.87% and approximately $15,847,807 at December 31, 2018 with a weighted average interest rate of 6.80%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $608,000 and $458,000 for September 30, 2019 and December 31, 2018, respectively for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 6.17% and 6.47% of the bond portfolio at September 30, 2019 and December 31, 2018, respectively. The Company had maturities and redemptions of bonds of approximately $111,000 for the nine months ended September 30, 2019 and $723,000 for the year ended December 31, 2018, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2019, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2019 through December 31, 2019	$ 290,077	$ 66,000
2020	5,007,492	246,000
2021	683,844	270,000
2022	1,481,816	192,000
2023	842,656	295,000
Thereafter	15,966,767	15,562,937
	24,272,651	16,631,937
Less loan loss and other than temporary impairment on bonds allowance	(1,644,571)	(608,000)
Less deferred origination fees	(339,912)	___-____
Totals	$22,288,168	$16,023,937

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended September 30, 2019. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The Company has an aggregate other than temporary impairment of $608,000 and $458,000 for the First and Second Mortgage Bonds at September 30, 2019 and December 31, 2018, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

September 30, 2019

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

The Company did not restructure any loans during the nine month period ended September 30, 2019. A summary of loans re-structured or modified for the nine month period ended September 30, 2019 and the year ended December 31, 2018 are shown below. All of the loans, except one, shown are currently performing under the terms of the modifications for their mortgage obligations. The one loan that is not performing under the modification agreement is a second mortgage loan with a current unpaid principal balance of approximately $45,000. This loan has been declared to be in default.

	September 30, 2019

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	7	$4,415,544	8.014%	$3,416,056	6.03%

	December 31, 2018

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	7	$4,415,544	8.014%	$3,838,819	6.03%

5. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.32% and 6.35% at September 30, 2019 and December 31, 2018, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $296,000 and $1,671,000 at September 30, 2019 and December 31, 2018, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

The estimated maturity schedule for the secured investor certificates at September 30, 2019 is as follows:

October 1, 2019 through December 31, 2019	$ 1,041,000
2020	4,117,000
2021	2,168,000
2022	996,000
2023	3,383,000
Thereafter	15,579,000
$27,284,000
Less deferred offering costs	(865,399)
Totals	$26,418,601

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $240,000 and $322,000 at September 30, 2019 and December 31, 2018, respectively.

7. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit during the nine month period ended September 30, 2019 and has and outstanding balance of $2,200,000 as of September 30, 2019. The original maturity date of the Note was April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly. On July 22, 2019 the revolving loan was extended for an additional year to July 22, 2020.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

September 30, 2019

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

The fair value estimates presented herein are based on relevant information available to management as of September 30, 2019 and December 31, 2018, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$120,593	$120,593	$2,183,441	$2,183,441
Accounts receivable	263,710	263,710	251,535	251,535
Interest receivable	196,234	196,234	184,869	184,869
Mortgage loans receivable	24,272,651	27,489,894	23,607,655	23,905,564
Bond portfolio	16,023,937	16,023,937	15,389,807	15,389,807
Secured investor certificates	26,418,601	34,788,901	29,386,000	34,099,540

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

We currently have fifty-four first mortgage loans aggregating $24,052,974 in principal amount and three second mortgage loans totaling $219,677 in principal amount and a first mortgage bond portfolio with par values aggregating $16,631,937. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2019 Nine Months Ended September 30, 2019 Compared to Fiscal 2018 Nine Months Ended September 30, 2018

Our net (loss) for the nine months ended September 30, 2019 and 2018 was $(5,393) and $(137,061), respectively, on total interest and other income of approximately $2,058,680 and $1,942,501, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2019, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 7.98%. Our bond portfolio has an average current yield of 6.87% as of September 30, 2019. As of September 30, 2018, the average, principal-adjusted interest rate on our portfolio of loans was 8.22% and our portfolio of bonds had an average current yield of 6.80%. The increase in interest income was due to an increase in assets under management.

Interest expense was approximately $1,398,000 and $1,468,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in interest expense was due to the decrease in interest paid on our Secured Investor Certificates outstanding resulting from a decrease in the amount of Secured Investor Certificates outstanding. Net interest margin increased from 24.45% to 32.11% resulting primarily from an increase in interest income of approximately 5.98% along with a decrease in interest expense of approximately 4.77%.

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

Typically, the accrual of interest on a loan is discontinued when the loan becomes 90 days delinquent and management believes the borrower will be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for losses on mortgage loans receivable increased during the nine months ended September 30, 2019 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2019 of approximately $73,000 compared to approximately $218,000 for the nine months ended September 30, 2018. At September 30, 2019, we provided approximately $1,645,000 in loan loss reserves for sixteen mortgage loans, of which ten are three or more mortgage payments in arrears, three loans are declared to be in default and one was in the foreclosure process. At December 31, 2018, we provided approximately $1,672,000 for seventeen mortgage loans, of which eleven were three or more mortgage payments in arrears, three were declared to be in default and two were in the foreclosure process.

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

Operating expenses for the nine months ended September 30, 2019 increased to approximately $593,000 compared to $394,000 for the nine months ended September 30, 2018. The increase was the result of an increase in other than temporary impairment on our bond portfolio.

Fiscal 2019 Third Quarter Compared to Fiscal 2018 Third Quarter

The Company had a net income of approximately $29,000 for the three months ended September 30, 2019 compared to a net loss of approximately $(36,000) for the three months ended September 30, 2018, on total interest and other income of approximately $713,000 and $637,000, respectively. Interest expense was approximately $477,000 and $499,000 for the three months ended September 30, 2019 and 2018, respectively. The increase in net interest income was approximately $97,000.

Operating expenses for the three months ended September 30, 2019 increased to approximately $183,000 compared to $113,000 at September 30, 2018. The increase in operating expenses was due to an increase in other than temporary impairment on our bond portfolio.

Mortgage Loans and Bond Portfolio

Two new bridge loan were funded during the nine months ended September 30, 2019 for approximately $4,236,000. A bridge loan typically has a maturity of one year or less.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the nine month period ended September 30, 2019. We recorded an aggregate other than temporary impairment of $608,000 and $458,000 for the First and Second Mortgage Bonds at September 30, 2019 and December 31, 2018, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We realized an additional loss of $12,734 and $0 on our real estate held for sale for the nine month period ended September 30, 2019 and 2018, respectively.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We received $68,000 and $0  origination fees for the nine months ended September 30, 2019 and 2018, respectively.

We paid a dividend of $.10 for each share held of record on October 29, 2019. The dividend, which was paid October 31, 2019. The total dividend amount paid was $167,780.

We paid a dividend of $.04 for each share held of record on October 29, 2018. The dividend, which was paid October 31, 2018. The total dividend amount paid was $67,112.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of September 30, 2019 are primarily comprised of dividends declared as of September 30, 2019 but not yet paid, our line of credit and our secured investor certificates.

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

During the nine months ended September 30, 2019, total assets decreased by approximately $777,000 due to a decrease in our cash position for payment on our Secured Investor Certificates which matured on December 31, 2018. Total liabilities decreased by approximately $411,000 for the nine months ended September 30, 2019 due to a decrease in our secured investor certificates offset by an increase on our line of credit.

For the nine months ended September 30, 2019, net cash (used for) provided by operating activities decreased to approximately $(214,000) from $197,000 from the comparative period ended September 30, 2018, primarily due to a decrease in our accounts payable.

For the nine months ended September 30, 2019, net cash (used for) provided by investing activities was approximately $(1,550,000) compared to $463,000 from the comparative nine months ended September 30, 2018, due to an increase in investments in our mortgage loans offset by a decrease in investments in our bond portfolio.

For the nine months ended September 30, 2019, net cash (used for) provided by financing activities increased to approximately $(299,147) from $1,513,000 for the comparative nine months ended September 30, 2018, primarily due to payments on our maturing secured investor certificates offset by an increase in our borrowing on our line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2019. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2019 filed with the Securities and Exchange Commission on November 14, 2019, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Statements of Operations for the nine months and three months ended September 30, 2019 and 2018; (iii) the Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       November 14, 2019

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

