Form 10-K
period 2019-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2020-04-23
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2020
Common Stock, $0.01 par value per share	1,677,798 shares

Our Class A Common Stock, $.01 par value per share, has traded on the over-the-counter market Pink Sheets at certain isolated times under the symbol “ACMC.PK”

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its stockholders in connection with the Company’s 2020 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

PART I

FORWARD LOOKING STATEMENTS

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

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include, among other things, interest rate fluctuations as they affect the relative yield of our loan portfolio and our ability to compete in making loans to borrowers; payment default on loans made or bonds purchased by us, which could adversely affect our ability to make distributions to our stockholders or payments due on our secured investor certificates; the actions of competitors; the effects of government regulation; competition, risks related to uncertainty and disruption in global economic markets as a result of COVID-19 (commonly referred to as the coronavirus) and other factors which are described herein and/or in documents incorporated by reference herein, including the risks described in Item 1A.

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

The outbreak of the novel coronavirus (COVID-19) has adversely affected many industries in general and resulted in orders preventing congregation which impacts the ability of churches and other non-profit religious organizations normal methods of worship. The actual and threatened spread of coronavirus globally or in the regions in which we operate or future widespread outbreak of infectious or contagious disease, can continue to reduce the ability of persons to worship in groups in general.

The extent to which our business may be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and its impact on churches and other non-profit religious organizations,  including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that churches and other non-profit organizations operations in the U.S. are materially and adversely affected by the coronavirus, business and financial results of this industry, and thus our business and financial results, could be materially and adversely impacted.

In early April 2020, prior to the filing of this report, similar to the conditions affecting many industries as a whole, we experienced declines in payments due from our borrowers and missed bond payments on the bonds owned by us which will require us to adjust our business operations, and will have impact on our operating income and may potentially impact future distributions and our ability to make payments due on our certificates.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 30% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and December 31, 2019, we have made 199 loans to 169 churches totaling $108,465,509, with the average principal amount of such loans being $545,000. Of the 196 loans we have made, 125 loans totaling $71,239,209 have been repaid early by the borrowing churches. We also own, as of December 31, 2019, approximately $16,714,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviews financing proposals, analyzes prospective borrowers’ financial capability, and structures, markets and sells, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American has underwritten approximately 318 church bond financings, in which approximately $576,039,000 in first mortgage bonds have been sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,811,000.

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

Loan Type	Interest Rate (1)	Origination Fee (2)
25/30 Year Term (3)	Fixed @ 8.75%/8.95% respectively	3.5%
20 Year Term (3)	Variable Annually @ Prime + 2.50%	3.5%
3 Year Renewable Term (4)	Fixed @ 8.25%	3.0%
Construction 1 Year Term	Fixed @ 9.00%	2.0%

(1)	“Prime” means the prime rate of interest charged to preferred customers, as published by a federally chartered bank chosen by us. We may also tie our offered interest rates to other indices.
(2)	These are “target” fees and negotiation of these fees with borrowers can occur. Origination fees are generally based on the original principal amount of the loan and are collected from the borrower at the origination and renewal of loans, one-half of which is payable directly to our Advisor.
(3)	Fully amortized repayment term. Amortization terms may vary, as may other loan terms, depending on individual loan negotiations and competitive forces.
(4)	Renewable term loans are repaid based on a 25-year amortization schedule and are renewable at the conclusion of their initial term for additional like terms up to an aggregated maximum of 25 years. We charge a fee of 1% upon the date of each renewal. If renewed by the borrower, the interest rate is adjusted upon renewal to Prime plus a specified percentage “spread.”

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

We have established a $4 million-dollar line of credit with a local bank with a current outstanding balance of $1,445,000 for at December 31, 2019. In addition, we may borrow up to 300% of our stockholders’ equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to stockholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates are being offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2019, we have sold 3,562 Series E Secured Investor Certificates totaling $3,562,000.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. At December 31, 2019, approximately 8,109 Series D certificates had been issued and were outstanding for $8,109,000. The offering terminated in August 2017.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.33% at both December 31, 2019 and 2018. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $793,000 and $1,671,000 for the years ended December 31, 2019 and 2018, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2019 and 2018. There were $8,855,000 and $9,880,000 representing 8,855 and 9,880 in outstanding Series B secured investor certificates as of December 31, 2019 and 2018, respectively and there were $6,324,000 and $6,464,000 representing 6,324 and 6,464 in outstanding Series C secured investor certificates at December 31, 2019 and 2018, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of January 16, 2020. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of January 16, 2020 and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors to be considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2019, we had ten first mortgage loans totaling approximately $4,074,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.

As of December 31, 2019, we held title to one property located in Bethel, Ohio through a 2018 foreclosure process with an outstanding balance of $114,632. The property remains listed for sale through a local realtor. We also hold title to another property located in Pine Bluff, Arkansas via deed in lieu of foreclosure, with an outstanding loan balance totaling $237,760. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. We foreclosed on another property located in Atlanta, Georgia which we are currently owed $551,062. We have obtained title to the property but have not taken possession due to court proceedings in which the previous owner has filed numerous appeals regarding our foreclosure.

As of December 31, 2018, we had eleven first mortgage loans totaling approximately $4,351,000 that were three or more monthly payments in arrears. In addition, we took possession of the Pine Bluff, Arkansas property via deed in lieu of foreclosure, with a loan balance outstanding totaling $225,872 and acquired the property located in Bethel.

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

Item 1A. Risk Factors.

Risks Related to Mortgage Lending

The Outbreak of the Novel Coronavirus (COVID-19) has Adversely Affected the Operations of Churches and Other Non-Profit Religious Organizations Operations in general. The outbreak of the novel coronavirus (COVID-19) has reduced the ability of people to congregate and has adversely affected the operations of churches and other non-profit religious organizations in general. The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, such as influenza, coronavirus, measles, mumps, zika virus, or similar viruses, can continue to adversely affect the operations of our borrowers in general.

The extent to which our business may be affected by the coronavirus will largely depend on future developments which we cannot accurately predict, and its impact on our borrowers,  including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that churches and other non-profit religious organizations operations in the U.S. are materially and adversely affected by the coronavirus, our business and financial results could be materially and adversely impacted.

In early April 2020, prior to the filing of this report, similar to the conditions affecting many industries as a whole, we experienced declines in payments due from our borrowers and missed bond payments on the bonds owned by us which will require us to adjust our business operations, and will have impact on our operating income and may potentially impact future distributions and our ability to make payments due on our certificates.

A Recession Could have a Material Adverse Effect on the Mortgage Lending Industry and Our Results of Operations.  The performance of the mortgage lending industry usually follows the general economy.  During the recession of 2008 and 2009, mortgage lending was reduced and borrowers’ ability to remain current on loans was severely strained, which had a significant effect on our results of operations.  A stall in the economic recovery or a resurgent recession could have a material adverse effect on the mortgage lending and church bond industry and, thus, on our results of operations.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2019 by other broker-dealers at prices as low as $1.83 per share and as high as $2.65 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2019, we owned three properties which we acquired through the foreclosure process. The first property, located in Atlanta, Georgia had a carrying value of approximately $321,000. We have obtained title to the property but have not taken possession due to court proceedings in which the previous owner has filed numerous appeals regarding our foreclosure. The second property located in Bethel, Ohio had an outstanding loan balance of approximately $114,632 and has been listed for sale through a local realtor. The current listing price of the property is $139,900. The third property we own, located in Pine Bluff, Arkansas, was acquired via deed in lieu of foreclosure and is available for sale, however it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. The Church is paying rent while trying to either sell the building or obtain refinancing. This property is being carried at the fair value which is approximately $226,000 as of December 31, 2019. The situation with respect to each property is reviewed periodically. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties located in residential areas typically experience less demand than those zoned for commercial use. Both the Pine Bluff, Arkansas and Atlanta, Georgia properties are in a residential area. The property located in Bethel, Ohio is in a rural area and not subject to typical zoning requirements.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of December 31, 2019, 1,677,798 shares of our common stock and $26,850,000 in aggregate principal amount of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2019 and 2018. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2019.

	High	Low
Calendar Year 2019
First Quarter	$2.65	$2.05
Second Quarter	$2.65	$2.02
Third Quarter	$2.59	$1.85
Fourth Quarter	$2.34	$1.83

Calendar Year 2018
First Quarter	$2.94	$2.48
Second Quarter	$2.94	$2.34
Third Quarter	$2.85	$2.00
Fourth Quarter	$2.50	$2.00

Holders of Our Common Shares

As of December 31, 2019, we had 537 record holders of our common stock, $.01 par value per share (excluding stockholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2019 and 2018 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2019	2018	2019	2018
March 31	$.055	$.070	2.20%	2.80%
June 30	$.060	$.020	2.40%	0.80%
September 30	$.100	$.040	4.00%	1.60%

20

	2019	2018	2019	2018
December 31	$.075	$.085	3.00%	3.40%
Totals:	$.290	$.215	2.90%	2.15%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to stockholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our stockholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2018, we distributed 100% of our taxable income to our stockholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our stockholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to stockholders for the tax year 2019 were non-dividend distributions due to the realized (carry-forward) loss totaling approximately $2,574,000 in 2019. We expect dividends paid in 2020 to be 100% non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,935,000.

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

Financial Condition

Our total assets decreased from $40,023,626 at December 31, 2018 to $37,942,640 at December 31, 2019. The primary reason for the decrease in total assets from December 31, 2018 through December 31, 2019 was a decrease in our cash position. Stockholders’ equity decreased from $10,776,548 at December 31, 2018 to $8,782,464 at December 31, 2019. This was primarily due to distributions in the form of dividends in aggregate, totaling approximately $487,000. Our primary liabilities at December 31, 2019 and 2018 were our secured investor certificates, which were $26,850,000 and $29,386,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid before the 30th day of the ensuing month. We anticipate that funds from maturing loans along with proceeds from the sale of our current secured investor certificate offering will equal or exceed obligations due on our certificates during 2020. To the extent necessary, we will seek short-term financing or a new working capital facility, including our line of credit with a local bank, to meet any short-term cash requirements. We expect to use any extra cash available to us to fund new loans or purchase church bonds.

Comparison of the Fiscal Years ended December 31, 2019 and 2018

The following table shows the results of our operations for fiscal 2019 and 2018:

	For the Year Ended December 31,

Statement of Operations Data	2019	2018

Interest and other income	$2,808,534	$2,689,405
Interest expense	1,882,290	1,970,986
Net interest income	926,244	718,419
Total provision for losses on mortgage loans and bonds	87,727	254,310
Net interest income after provision for mortgage and bonds losses	838,517	464,109
Operating expenses	780,731	514,291
Net (loss) income	$57,786	$(50,182)
Basic and diluted (loss) income per share	$0.03	$(0.03)

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 96 consecutive quarterly dividend payments to stockholders. These dividend payments have resulted in an average annual return of 5.354% to stockholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to stockholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our stockholders in the foreseeable future to maintain our REIT status and to provide income to our stockholders.

Net income for our year ended December 31, 2019 was $57,786 on total interest and other income of $2,808,534 compared to net (loss) of $(50,182) on total interest and other income of $2,689,405 for the year ended December 31, 2018. The increase in net income was primarily due to the increase in interest income from our loan portfolio.

Net interest income earned on the Company's portfolio of loans was $926,244 for the year ended December 31, 2019, compared to $718,419 for December 31, 2018. The increase in net interest income was due to the increase in loans outstanding in our loan portfolio.

Our operating expenses for our fiscal year ended December 31, 2019 were $780,731 compared to $514,291 for our year ended December 31, 2018. The increase in operating expenses was primarily a result of an increase in the impairment reserve on our bond portfolio.

Our Board of Directors declared dividends of $.055 for each share of record on April 29, 2019, $.060 for each share of record on July 29, 2019, $.100 for each shares of record on October 29, 2019 and $.075 for each shares of record on January 28, 2020. Based on the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 and assuming a share purchase price of $10.00, the dividends paid represented a 2.90% annual yield in 2019. 100% of the dividends paid to stockholders for the tax year 2019 were non-dividend distributions due to the realized (carry-forward) loss of approximately $2,574,000. We expect dividends paid in 2020 to be 100% non-dividend distributions due to the realized (carry-forward) losses totaling approximately $1,935,000 for the period ended December 31, 2020.

We choose to distribute income from ongoing operations in the form of dividends to stockholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to stockholders for the periods ended December 31, 2019 and 2018. Any amount distributed to stockholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2019	December 31, 2018

Net Taxable Income	$152,233	$191,319
Net Income From Operations (EBITA)	$485,011	$301,026
Total Dividend Distributions	$486,562	$360,727
Principal Distribution	$1,551	$59,701
Number of Shares Outstanding	1,667,798	1,667,798
Amount of Principal Distributed per Share	$0.00	$0.04

Liquidity and Capital Resources

Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our stockholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of cash, and (ii) making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are interest on our secured investor certificates, advisory fees, legal and auditing fees, communications costs with our stockholders, and the expenses of our transfer agent and registrar.

Our loan portfolio consists primarily of long-term fixed rate loans. However, we currently have three short-term fixed rate “bridge-loans” we have financed. Bridge loans provide a short term (usually less than one year) financing to a Church. Historically, loans in our portfolio are outstanding for an average of approximately seven and a half years. Our borrowers are typically small independent churches with little or no borrowing history. Once a church establishes a payment history with us, they often look to re-finance their loan with a local bank, credit union or other financial institution that is willing to provide financing since the borrower has established a payment history and has demonstrated they can meet their mortgage debt obligations.

Currently, our bond portfolio comprises 40% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 40% of our Average Invested Assets. Excluded from this ratio of 40% for the year ended December 31, 2019 are bonds issued of which we hold 100% of the total bonds outstanding. The total principal amount outstanding is approximately $16,688,000 as of December 31, 2019 and was approximately $15,848,000 as of December 31, 2018. We earned approximately $1,054,000 on our bond portfolio in 2019 and approximately $977,000 in 2018.

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

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. We have sold 3,562 Series E secured investor certificates for a total of $3,562,000 for the year ended December 31, 2019.

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

We anticipate that funds from maturing loans along with proceeds from the sale of our current secured investor certificate offering will equal or exceed obligations due on our certificates during 2020. To the extent necessary, we will seek short-term financing or a new working capital facility, including establishing a line of credit with a local bank, to meet any short-term cash requirements.

The table below shows the principal amount of loans and bonds to be paid during 2020 and the number of secured investor certificates maturing in 2020. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio. In addition, at December 31, 2019 we held $191,987 in cash and cash equivalents and currently have a $4,000,000 working line of credit with a local bank of which $2,555,000 was available to us for the year ended December 31, 2019. This facility expires July 22, 2020 and we are working with the lender to extend the term.

Fiscal Year 2020

Contractual maturity schedule mortgage loans	$4,051,798
Contractual maturity schedule bond portfolio	205,000
Total	$4,256,798

Contractual maturity schedule secured investor certificates	4,117,000

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $793,000 and $1,671,000 during 2019 and 2018, respectively. These renewals represent 38% and 41% of the maturing certificates for the period ended December 31, 2019 and 2018, respectively. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2020.

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

At December 31, 2019, we reserved $1,429,487 against fourteen mortgage loans, of which ten churches were three or more mortgage payments in arrears of which three are declared to be in default. At December 31, 2018, we reserved $1,672,003 against seventeen mortgage loans, of which eleven churches were three or more mortgage payments in arrears, three were declared to be in default and two were in the foreclosure process.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $810,000 and $1,498,000 at December 31, 2019 and 2018, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the ten loans which were three or more payments in arrears, the first impaired loan has an outstanding balance of $543,822. This loan has been declared in default. The church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. We are continually assessing our options with a local realtor. This church is located in a commercial area. Therefore, the facility can be converted and used other than as a church.

The second impaired loan has an outstanding balance of $221,683. This loan has been declared in default. The church is located in Leslie, Georgia and is located in a commercial area. The Church is still occupying the property and has made all payments under a loan modification agreement since November 2018.

The third impaired loan has an outstanding balance of $44,965. The church is located in Chicago, Illinois. We have a second mortgage loan. We have been made aware that the church defaulted on its first mortgage loan as well. We will wait to see what the outcome with the first mortgage holder will be.

The fourth impaired loan has an outstanding balance of $310,126. The church is located in Raleigh, North Carolina. The church has missed five mortgage payments since the loan was re-structured in June 2008, the church has missed two payments in 2019. We are working with the church to bring its payments current.

The fifth impaired loan has an outstanding balance of $295,454. The church is located in Seagoville, Texas. The church has missed seven payments since the loan was funded in August 2006, three payments were missed in 2019. We are working with the church to bring its payments current.

The sixth impaired loan has an outstanding balance of $678,511. The church is located in Dallas, Texas. The church has missed five payments since the loan was funded in September 2008, two payment were missed in 2019. We are working with the church to bring its payments current. This is a commercial property.

The seventh impaired loan has an outstanding balance of $654,751. The church is located in Linton, Indiana. The church has missed three payments since the loan was funded in September 2007. However, the church did not miss any payments in 2019. We are working with the church to bring its payments current.

The eighth impaired loan has an outstanding balance of $699,742. The church is located in Richmond Hills, Texas. The church has missed numerous payments since the loan was funded in November 2004. However, the church has been making regular payments which are being applied to the arrearage. We are continually working with the church to bring its payments current.

The ninth impaired loan has an outstanding balance of $226,957. The church is located in Kirbyville, Texas. The church has missed three payments since the loan was funded in June 2003. However, the church did not miss any payments in 2019. We are working with the church to bring its payments current.

The tenth impaired loan has an outstanding balance of $397,951. The church is located in Waterbury, Connecticut. The church has missed four payments (all in 2019) since the loan was re-structured in the April 2015. We are working with the church to bring its payments current.

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

The Company’s Advisor, on an ongoing basis, reviews reserve amounts under the policy stated above and determines the need, if any, to reserve amounts in excess of its current policy. Any additional reserve amounts will be equal to or greater than its current reserve policy. Allowance for mortgage loans are calculated on the remaining principal balance on the date of calculation and recorded on a quarterly basis.

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by communication with the church, or lack thereof, if we should foreclose on the property. We did not see a substantial increase in delinquent payments in 2019. We contribute this to a more stable economy and lower unemployment. However, we can provide no assurance that delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church meeting their payment obligations.

The Coronavirus Disease 2019 (COVID-19) has recently affected global markets, supply chains, employees of companies, and the communities of our borrowers. Specific to the Company, COVID-19 may impact various parts of its 2020 operations and financial results including potential reduced revenue caused by new public health mandates including shelter in place orders, material supply chain interruption, economic hardships effecting our borrowers and effects on the Company’s workforce. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as the date of this report.

Our loan loss reserve policy requires removal of a borrower from accrual status if the borrowing church misses three payments over a twenty-four month period.

Bond Loss Policy

Other than the temporary impairment, the impairment on bonds is estimated by management and is determined by reviewing: (i) payment history, (ii) our experience with defaulted bond issues, (iii) the issuer’s payment history as well as (iv) historical trends.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2019. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. The trustee is monitoring the bankruptcy proceedings and will keep the bondholder informed when a material event transpires.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weakness described above. We continue to evaluate internal control improvements, particularly related to financial reporting for ongoing changes to our operations and segregation of duties, to provide greater segregation and improve overall internal control.

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

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 26, 2020, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 26, 2020, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 26, 2020, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 26, 2020, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on or about June 26, 2020, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
3.3	Bylaw Interpretation dated July 2, 2019	12
4.1	Description of Common Stock	9
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
4.8	Trust Indenture between the Company and Herring Bank dated November 6, 2017	10
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated November 6, 2017	11
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended on 2019 filed with the Securities and Exchange Commission on April 22, 2020, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at December 31, 2019 and 2018; (ii) Statements of Operations for the year ended December 31, 2019 and 2018; (iii) the Statements of Cash Flows for the year ended December 31, 2019 and 2018; and (iv) the Notes to Financial Statements.	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Filed herewith
(10)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(11)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 2, 2019.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2020	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	04/22/2020
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Dennis J. Doyle	Date:	04/22/2020
Dennis J. Doyle, Director

By:	/s/ Michael G. Holmquist	Date:	04/22/2020
Michael G. Holmquist, Director

By:	/s/ Kirbyjon H. Caldwell	Date:	04/22/2020
Kirbyjon H. Caldwell, Director
31

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of for the Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

American Church Mortgage Company

Minnetonka, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Church Mortgage Company (the "Company") as of December 31, 2019, the related statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2019, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

April 22, 2020

St. Paul, Minnesota

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2019	2018

Assets
Cash and cash equivalents	$ 191,987	$ 2,183,441
Accounts receivable	125,539	251,535
Interest receivable	185,190	184,869
Investments	2,410	2,410
Prepaid expenses	13,121	7,166
Total current assets	518,247	2,629,421

Mortgage Loans Receivable, net of allowance of
$1,429,487 and $1,672,003 and deferred origination fees of
$278,633 and $271,913 at December 31, 2019 and 2018, respectively	20,717,058	21,663,739

Bond Portfolio	16,055,937	15,389,807

Real Estate Held for Sale	651,398	340,659
Total Assets	$ 37,942,640	$ 40,023,626

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2019	2018

Liabilities
Accounts payable	12,311	577,175
Management fee payable	27,255	27,701
Line of Credit	1,445,000	-
Dividends payable	125,835	142,613

Secured Investor Certificates, Series B	8,855,000	11,742,000
Secured Investor Certificates, Series C	6,324,000	6,541,000
Secured Investor Certificates, Series D	8,109,000	8,317,000
Secured Investor Certificates, Series E	3,562,000	2,786,000

(Less) Deferred Offering Costs, net of accumulated amortization of $956,811 and $1,059,702 at December 31, 2019 and
2018, respectively	(865,533)	(886,411)
Total liabilities	27,594,868	29,247,078

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at December 31, 2019 and
and 2018, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,782,464)	(8,353,688)
Total stockholders’ equity	10,347,772	10,776,548

Total liabilities and stockholders' equity	$ 37,942,640	$ 40,023,626

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2019	2018

Interest and Other Income	$ 2,808,534	$ 2,689,405

Interest Expense	1,882,290	1,970,986

Net Interest Income	926,244	718,419

Provision for losses on mortgage loans receivable	87,727	254,310

Net Interest Income after Provision for Mortgage Loans Receivable	838,517	464,109

Operating Expenses
Other than temporary impairment on bond portfolio	200,000	-
Other operating expenses	580,731	514,291
	780,731	514,291

Net Income (Loss)	57,786	(50,182)

Basic and Diluted Income (Loss) Per Share	$ 0.03	$ (0.03)

Dividends Declared Per Share	$ 0.29	$ 0.22

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2017	1,677,798	$16,778	$19,113,458	$(7,942,779)	$11,187,457

Net (loss)	—	—	—	(50,182)	(50,182)

Dividends declared	—	—	—	(360,727)	(360,727)

Balance, December 31, 2018	1,677,798	16,778	19,113,458	(8,353,688)	$10,776,548

Net Income	—	—	—	57,786	57,786

Dividends declared	—	—	—	(486,562)	(486,562)

Balance, December 31, 2019	1,677,798	$16,778	$19,113,458	$(8,782,464)	$10,347,772

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2019	2018

Cash Flows from Operating Activities
Net income (loss)	$57,786	$(50,182)
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	10,617	(12,734)
Provision for losses on mortgage loans receivable	87,727	254,310
Other than temporary impairment on bond portfolio	200,000	—
Amortization of loan origination discounts	6,721	(13,621)
Amortization of deferred offering costs	110,223	110,519
Change in assets and liabilities
Accounts receivable	125,996	9,250
Interest receivable	(321)	(8,504)
Prepaid expenses	(5,955)	(4,568)
Accounts payable	(564,864)	546,959
Management fee payable	(446)	1,070
Net cash (used for) provided by operating activities	27,484	832,499

Cash Flows from Investing Activities
Net decrease in loans	470,376	438,618
Investment in bonds	(1,934,000)	(1,883,052)
Proceeds from bonds	1,067,870	723,000
Proceeds from real estate held for sale	60,501	—
Net cash (used for) investing activities	(335,253)	(721,434)

Cash Flows from Financing Activities
Net increase (decrease) in secured investor certificates	(2,536,000)	2,063,000
Payments for deferred costs	(89,345)	(157,554)
Net change in short term borrowings	1,445,000	—
Dividends paid	(503,340)	(335,560)
Net cash (used for) provided by financing activities	(1,683,685)	1,569,886

Net Increase (Decrease) in Cash and Cash Equivalents	(1,991,454)	1,680,951

Cash and Cash Equivalents - Beginning of Year	2,183,441	502,490

Cash and Cash Equivalents - End of Year	$191,987	$2,183,441

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31,
	2019	2018

Supplemental Cash Flow Information

Interest paid	$1,772,067	$1,384,399

Loans transferred to real estate held for sale	$321,356	$112,515

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

1. BASIS OF PRESENTATION

The accompanying audited financial statements of American Church Mortgage Company, (the “Company”) were prepared in accordance with instructions for Form 10-K and Regulation S-X and include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

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

December 31, 2019 and 2018

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. Management believes these financial institutions have strong credit ratings and that the credit related to these deposits is minimal. The Company has not experienced any losses in such accounts.

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

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2019, the Company reserved $1,429,487 for fourteen mortgage loans. Ten of these loans are three or more mortgage payments in arrears of which three are declared to be in default. The total principal amount of these fourteen loans totaled approximately $5,987 ,000 at December 31, 2019. At December 31, 2018, the Company reserved $1,672,003 for seventeen mortgage loans. Eleven of these loans are three or more mortgage payments in arrears of which three are declared to be in default and two are in the foreclosure process. The total principal amount of these seventeen loans totaled approximately $6,893 ,000 at December 31, 2018.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

A summary of transactions in the allowance for mortgage loans for the years ended December 31 is as follows:

	2019	2018
Balance at beginning of year	$1,672,003	$1,428,155
Provisions for loan losses	87,727	254,310
Loan charge-offs	(330,243)	(10,462)
Balance at end of year	$1,429,487	$1,672,003

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $810,000 and $1,498,000 at December 31, 2019 and 2018, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $555,000 of the Company’s allowance for mortgage loans was allocated to these loans for the year ended December 31, 2019. Approximately $833,000 of the Company’s allowance for mortgage loans was allocated to impaired loans for the year ended December 31, 2018.

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans for the year ended December 31, 2019.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

Loans totaling approximately $3,263,000 and $2,853,000 exceeded 90 days past due but continued to accrue interest for the years ended December 31, 2019 and 2018, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $651,398 and $340,659 for the years ended December 31, 2019 and 2018, respectively.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

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

Income (Loss) Per Common Share

There were no dilutive shares for both years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

In 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet fully evaluated the potential effects of adopting ASU 2016-13 on the Company’s results of operations, financial position or cash flows.

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

Subsequent Events

The Company has evaluated events and transactions through the date the financial statements were available to be issued. No material events or transactions occurred in the time period referenced above requiring adjustment to or disclosure in the April 22, 2020 financial statements.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

Reclassifications

The Company made certain reclassifications to the 2018 financial statements to conform to the 2019 financial statement presentation, which include presenting an unclassified balance sheet and revising the impaired loan classifications to correspond with presentation for 2019.  Consistent with industry practice and the practice of other similar industries, such as financial institutions and broker dealers, ASC 210-10 and Article 5 of Regulation S-X both contemplate situations and industries in which balance sheet classification is not required or appropriate.  With respect to impaired loan balances, 2018 was revised to include any loan that had a specific reserve.  These reclassifications had no effect on net income or stockholders’ equity.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 4), which totaled $658,000 and $458,000 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
December 31, 2019	Fair Value	Level 3

Bond portfolio	$16,055,937	$16,055,937

		Fair Value Measurement
December 31, 2018	Fair Value	Level 3

Bond portfolio	$15,389,807	$15,389,807

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

	2019	2018
Balance at beginning of year	$15,389,807	$14,229,755
Other than temporary impairment losses on bond portfolio	(200,000)	—
Purchases	1,934,000	1,883,052
Proceeds	(1,067,870)	(723,000)
Balance at end of year	$16,055,937	$15,389,807

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 and $114,787 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Impaired Loans	$—	$—	$4,557,326	$4,557,326
Real estate held for resale	—	—	651,398	651,398
Totals	$—	$—	$5,464,521	$5,464,521

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Impaired Loans	$—	$—	$5,220,502	$5,220,502
Real estate held for resale	—	—	340,659	340,659
Totals	$—	$—	$5,561,161	$5,561,161

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

Loans with a carrying amount of $5,986,813 were considered impaired and written down to their fair market value of $4,557,326 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,429,487 as of December 31, 2019. Loans with a carrying amount of $6,892,505 were considered impaired and written down to their fair market value of $5,220,502 as of December 31, 2018. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,672,003 as of December 31, 2018.

The Company held real estate for sale which was acquired through foreclosure or via deed in lieu of foreclosure with a fair value less costs to sell of $651,398 and $340,659 as of December 31, 2019 and 2018, respectively.

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

December 31, 2019
Impaired Loans	$4,557,326	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$651,398	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2018
Impaired Loans	$5,220,502	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$340,659	Market or Income Approach	Discount to Appraised Values	10-20%

The fair value of impaired loans referenced above was determined by obtaining independent third-party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.

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

4. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2019, the Company had first mortgage loans receivable totaling $22,425,178. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.86% at December 31, 2019. At December 31, 2018, the Company had first mortgage loans receivable totaling $23,607,655. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 8.15% at December 31, 2018.

The Company has a portfolio of secured church bonds at December 31, 2019 and 2018, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.75% to 9.75%. The aggregate par value of secured church bonds equaled approximately $16,713,937 at December 31, 2019 with a weighted average interest rate of 6.43% and approximately $15,847,807 at December 31, 2018 with a weighted average interest rate of 6.80%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $658,000

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

and $458,000 for December 31, 2019 and 2018, respectively for the First Mortgage Bonds issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 6.13% and 6.47% of the bond portfolio at December 31, 2019 and 2018, respectively. The Company had maturities and redemptions of bonds of approximately $1,137,000 and $723,000 for the years ended December 31, 2019 and 2018, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2019, is as follows:

	Mortgage Loans	Bond Portfolio

2020	$ 4,051,798	$ 205,000
2021	669,613	222,000
2022	1,466,289	135,000
2023	825,714	243,000
2024	1,762,413	409,000
Thereafter	13,649,350	15,499,937
	22,425,177	16,713,937
Less loan loss and other than temporary impairment on bonds allowance	(1,429,487)	(658,000)
Less deferred origination fees	(278,633)	___-____
Totals	$20,717,057	$16,055,937

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2019. However, the trustee made a distribution to bondholders during 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. The trustee is monitoring the bankruptcy proceedings and will keep the bondholder informed when a material event transpires.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

The Company has an aggregate other than temporary impairment of $658,000 and $458,000 for the First and Second Mortgage Bonds at December 31, 2019 and 2018, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

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

The Company did not restructure any loans during the year ended December 31, 2019. A summary of loans re-structured or modified for the years ended December 31, 2019 and 2018 are shown below. All of the loans, except one, shown are currently performing under the terms of the modifications for their mortgage obligations. The one loan that is not performing under the modification agreement is a second mortgage loan with a current unpaid principal balance of approximately $45,000. This loan has been declared to be in default. One restructured loan paid-off in 2019.

	December 31, 2019

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	6	$4,100,544	7.892%	$3,185,720	5.58%

	December 31, 2018

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
First Mortgage Loan	7	$4,415,544	8.014%	$3,838,819	6.03%

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

5. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.33% and 6.35% for the years ended December 31, 2019 and 2018, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $793,000 and $1,671,000 for the years ended December 31, 2019 and 2018, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2019 is as follows:

2020	$ 4,117,000
2021	2,168,000
2022	1,042,000
2023	3,383,000
2024	1,335,000
Thereafter	14,805,000
$26,850,000
Less deferred offering costs	(865,533)
Totals	$25,984,467

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $323,000 and $322,000 for the years ended December 31, 2019 and 2018, respectively.

7. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $1,445,000 for the year ended December 31, 2019. The original maturity date of the Note was April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly. On July 22, 2019 the revolving loan was extended for an additional year to July 22, 2020.

8. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2019, the Company had pretax income of $57,766 and distributions to shareholders in the form of dividends during the tax year of $486,562. In 2018, the Company had pretax loss of $(50,182) and distributions to shareholders in the form of dividends during the tax year of $360,727. The Company paid out 100% of taxable income in dividends in 2019 and 2018.

The Company has federal and Minnesota net operating loss carryforwards of $2,600,000. The federal losses start to expire in 2034 and the Minnesota losses start to expire in 2029. The carrying amounts of some assets differ for tax basis than book basis. At December 31, 2019 and 2018, the cumulative tax basis in the Company’s assets and liabilities exceeded book basis by $1,960,000 and $1,966,000, respectively. The Company has no deferred tax assets or liabilities on its balance sheet.

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

The fair value estimates presented herein are based on relevant information available to management for the years ended December 31, 2019 and 2018, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2019 and 2018

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$191,987	$191,987	$2,183,441	$2,183,441
Accounts receivable	125,539	125,539	251,535	251,535
Interest receivable	185,190	185,190	184,869	184,869
Mortgage loans receivable	22,425,177	24,573,176	23,607,655	23,905,564
Bond portfolio	16,055,937	16,055,937	15,389,807	15,389,807
Secured investor certificates	26,850,000	32,389,253	29,386,000	34,099,540

