Form 10-K/A
period 2019-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2020-05-08
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Our Common Stock, $0.01 par value per share, has traded on the over-the-counter market Pink Sheets at certain isolated times under the symbol “ACMC.PK”

The following explanatory note was inadvertently left out of the Company’s original 10-K filing on April 23, 2020.

Explanatory Note

American Church Mortgage Company (the “Company”) disclosed in its Form 8-K filed March 27, 2020 that it would be relying on the March 4, 2020 Securities and Exchange Commission Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, the Partnership (as superceded by the order dated March 25, 2020) delayed the filing of this Annual Report on Form 10-K, originally due Monday, March 30, 2020. The primary reasons for the delay were due to the circumstances related to COVID-19. In particular, COVID-19-related shelter-in-place orders and office closures severely affected transportation and limited access to the facilities of the Company and its auditor. This resulted in disruptions to the Company’s auditor’s audit staff and its engagement quality control process which delayed the auditor’s ability to complete its audit and the Company’s ability to prepare the Report. The Company is filing the Report within the extended deadline of May 14, 2020 (which is 45 days from the Report’s original filing deadline of March 30, 2020).

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are included as exhibits to this Form 10-K/A and filed herewith.

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2020	American Church Mortgage Company
By: /s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer