Form 10-Q
period 2020-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2020-05-14
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2020
Common Stock, $0.01 par value per share	1,677,798 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statements of Operations…….………………………………………………………	F-4

Statements of Cash Flows……..……………………………………………………..	F-5 - F-6

Notes to Financial Statements ………………………………………………………….	F-7 -F-19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	20 - 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	25

Items 4. Controls and Procedures…………..…………………………………………	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	26

Item 1A. Risk Factors…………………………………………………………………...	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	26

Item 3. Defaults Upon Senior Securities………………………………………..…….	26

Item 4. Mine Safety Disclosures……………………..…………………………..……	26

Item 5. Other Information…………………………………………………………….	26

Item 6. Exhibits……………………………………………….……………………….	26 -27

Signatures………………………………………………….…………………..………	28

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2020	December 31, 2019
	(unaudited)

Assets
Cash and cash equivalents	$ 47,170	$ 191,987
Accounts receivable	109,797	125,539
Interest receivable	186,970	185,190
Investments	2,410	2,410
Prepaid expenses	19,529	13,121
Total current assets	365,876	518,247

Mortgage Loans Receivable, net of allowance of $1,429,487
for both March 31, 2020 and December 31, 2019 and deferred origination fees
of $266,033 and $278,633 at March 31, 2020 and December 31, 2019, respectively	17,855,031	20,717,058

Bond Portfolio	17,448,937	16,055,937

Real Estate Held for Sale	666,957	651,398
Total Assets	$ 36,336,801	$ 37,942,640

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2020	December 31, 2019
	(unaudited)

Liabilities
Accounts payable	3,875	12,311
Management fee payable	48,224	27,255
Line of Credit	600,000	1,445,000
Dividends payable	67,112	125,835

Secured Investor Certificates, Series B	8,056,000	8,855,000
Secured Investor Certificates, Series C	6,319,000	6,324,000
Secured Investor Certificates, Series D	8,074,000	8,109,000
Secured Investor Certificates, Series E	3,656,000	3,562,000

(Less) Deferred Offering Costs, net of accumulated amortization of $992,616 and $956,811 at March 31, 2020 and
December 31, 2019, respectively	(836,472)	(865,533)
Total liabilities	25,987,739	27,594,868

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,677,798 shares at March 31, 2020 and
December 31, 2019, respectively	16,778	16,778
Additional paid-in capital	19,113,458	19,113,458
Accumulated deficit	(8,781,174)	(8,782,464)
Total stockholders’ equity	10,349,062	10,347,772

Total liabilities and stockholders' equity	$ 36,336,801	$ 37,942,640

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)

Interest and Other Income	$ 627,977	$ 648,471

Interest Expense	463,490	457,333

Net Interest Income	164,487	191,138

Provision for losses on mortgage loans receivable	-	18,278

Net Interest Income after Provision for Mortgage	164,487	172,860

Operating Expenses
Other than temporary impairment on bond portfolio	-	50,000
Other operating expenses	96,085	126,584
	96,085	176,584

Operating Income (Loss)	68,402	(3,724)

Other Income	-	130

Net Income (Loss)	$ 68,402	$ (3,594)

Basic and Diluted Income (Loss) Per Share	$ 0.041	$ (0.002)

Dividends Declared Per Share	$ 0.040	$ 0.055

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,677,798	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,677,798	$16,778	$19,113,458	$(8,353,688)	$10,776,548

Net loss	—	—	—	(3,594)	(3,594)

Dividends declared	—	—	—	(92,279)	(92,279)

Balance, March 31, 2019	1,677,798	16,778	19,113,458	(8,449,561)	$10,680,675

Balance, December 31, 2019	1,677,798	$16,778	$19,113,458	$(8,782,464)	$10,347,772

Net Income	—	—	—	68,402	68,402

Dividends declared	—	—	—	(67,112)	(67,112)

Balance, March 31, 2020	1,677,798	16,778	19,113,458	(8,781,174)	$10,349,062

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Three Months Ended
	March 30, 2020	March 31, 2019
	(unaudited)

Cash Flows from Operating Activities
Net income (loss)	$68,402	$(3,594)
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	(15,559)	12,734
Provision for losses on mortgage loans receivable	—	18,278
Other than temporary impairment on bond portfolio	—	50,000
Amortization of loan origination discounts	(12,600)	—
Amortization of deferred offering costs	35,805	27,081
Change in assets and liabilities
Accounts receivable	15,742	(2,104)
Interest receivable	(1,780)	(4,825)
Prepaid expenses	(6,408)	(10,632)
Accounts payable	(8,436)	(491,517)
Management fee payable	20,969	—
Net cash provided by (used for) operating activities	96,135	(404,579)

Cash Flows from Investing Activities
Net decrease in loans	2,874,627	1,616,833
Investment in bonds	(1,452,000)	(895,000)
Proceeds from bonds	59,000	31,870
Proceeds from real estate held for sale	—	(100,537)
Net cash provided by investing activities	1,481,627	653,166

Cash Flows from Financing Activities
Net decrease in secured investor certificates	(745,000)	(1,835,000)
Payments for deferred costs	(6,744)	(20,811)
Net change in short term borrowings	(845,000)	—
Dividends paid	(125,835)	(142,613)
Net cash (used for) financing activities	(1,722,579)	(1,998,424)

Net (Decrease) in Cash and Cash Equivalents	(144,817)	(1,749,837)

Cash and Cash Equivalents - Beginning of Year	191,987	2,183,441

Cash and Cash Equivalents - End of Year	$47,170	$433,604

Notes to Financial Statements are an integral part of this Statement.

F-6

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	March 31, 2020	March 31, 2019
(unaudited)

Supplemental Cash Flow Information

Interest paid	$ 427,685	$ 430,251

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

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

Notes Unaudited Financial Statements

March 31, 2020

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

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At March 31, 2020, the Company reserved $1,429,487 for thirteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which three are declared to be in default. The total principal amount of these thirteen loans totaled approximately $5,327 ,000 at March 31, 2020. At December 31, 2019, the Company reserved $1,429,487 for fourteen mortgage loans. Ten of these loans are three or more mortgage payments in arrears of which three are declared to be in default. The total principal amount of these fourteen loans totaled approximately $5,987 ,000 at December 31, 2019.

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

A summary of transactions in the allowance for mortgage loans for the period ended March 31, 2020 and 2019 is as follows:

Balance at December 31, 2019	$ 1,429,487
Provisions for loan losses	-
Loan charge-offs	-
Balance at March 31, 2020	$ 1,429,487

Balance at December 31, 2018	$ 1,672,003
Provisions for loan losses	18,278
Loan charge-offs	(100,537)
Balance at March 31, 2019	$ 1,589,744

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $982,000 and $810,000 at March 31, 2020 and December 31, 2019, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $656,000 of the Company’s allowance for mortgage loans was allocated to these loans for the period ended March 31, 2020. Approximately $555,000 of the Company’s allowance for mortgage loans was allocated to impaired loans for the year ended December 31, 2019.

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: (i) The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans for the periods ended March 31, 2020 and 2019, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,432,000 and $3,263,000 exceeded 90 days past due but continued to accrue interest for the period ended March 31, 2020 and December 31, 2019, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $651,398 for both periods ended March 31, 2020 and December 31, 2019, respectively.

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

Notes Unaudited Financial Statements

March 31, 2020

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

Income (Loss) Per Common Share

There were no dilutive shares for the periods ended March 31, 2020 and December 31, 2019, respectively.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

Subsequent Events

The Company has evaluated events and transactions through May 14, 2020, the date the financial statements were available to be issued. The outbreak of the novel coronavirus (Covid-19) pandemic has affected churches due to shelter-in-place directives which has ceased social gatherings such as church worship services. The Company’s borrowers may experience severe financial duress during the Covid-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company has provided some temporary relief by allowing its borrower’s to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers and missed bond payments on the bonds owned by the Company which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our Agape bonds (Note 4), which totaled $658,000 for both the periods ended March 31, 2020 and December 31, 2019, respectively. The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
March 31, 2020	Fair Value	Level 3

Bond portfolio	$17,448,937	$17,448,937

		Fair Value Measurement
December 31, 2019	Fair Value	Level 3

Bond portfolio	$16,055,937	$16,055,937

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

We determine the fair value of the bond portfolio shown in the table above by comparing the bonds with similar instruments in inactive markets. The analysis reflects the contractual terms of the bonds, which are callable at par by the issuer at any time, and the anticipated cash flows of the bonds and uses observable and unobservable market-based inputs. Unobservable inputs include our internal credit rating and selection of similar bonds for valuation.

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio
Balance at December 31, 2019	$16,055,937
Other than temporary impairment losses on bond portfolio	—
Purchases	1,452,000
Proceeds	(59,000)
Balance at March 31, 2020	$17,448,937

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 for both periods ended March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value at March 31, 2020
Impaired Loans	$—	$—	$3,897,775	$3,897,775
Real estate held for resale	—	—	651,398	651,398
Totals	$—	$—	$4,549,173	$4,549,173

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Impaired Loans	$—	$—	$4,557,326	$4,557,326
Real estate held for resale	—	—	651,398	651,398
Totals	$—	$—	$5,464,521	$5,464,521

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

Loans with a carrying amount of $5,327,262 were considered impaired and written down to their fair market value of $3,897,775 as of March 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,429,487 as of March 31, 2020. Loans with a carrying amount of $5,986,813 were considered impaired and written down to their fair market value of $4,557,326 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,429,487 as of December 31, 2019.

The Company held real estate for sale which was acquired through foreclosure or via deed in lieu of foreclosure with a fair value less costs to sell of $651,398 for both periods ended March 31, 2020 and December 31, 2019, respectively.

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

March 31, 2020
Impaired Loans	$3,897,775	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$651,398	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2019
Impaired Loans	$4,557,326	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$651,398	Market or Income Approach	Discount to Appraised Values	10-20%

The fair value of impaired loans referenced above was determined by obtaining independent third-party appraisals and/or internally developed collateral valuations to support the Company’s estimates and judgments in determining the fair value of the underlying collateral supporting impaired loans.

The fair value of real estate held for resale referenced above was determined by obtaining market price valuations from independent third parties wherever such quotes were available for the other collateral owned. The Company utilized independent third party appraisals to support the Company’s estimates and judgments in determining fair value for other real estate owned.

4. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At March 31, 2020, the Company had mortgage loans receivable totaling $19,550,550. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.69% at March 31, 2020. At December 31, 2019, the Company had first mortgage loans receivable totaling $22,425,178. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.86% at December 31, 2019.

The Company has a portfolio of secured church bonds at March 31, 2020 and December 31, 2019, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.75% to 9.75%. The aggregate par value of secured church bonds equaled approximately $18,106,937 at March 31, 2020 with a weighted average interest rate of 6.85% and approximately $16,713,937 at December 31, 2019 with a weighted average interest rate of 6.43%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $658,000 for both March 31, 2020 and December 31, 2019, respectively for the First Mortgage Bonds

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

issued by Agape Assembly Baptist Church. This bond series in the aggregate constitute approximately 5.67% and 6.13% of the bond portfolio at March 31, 2020 and December 31, 2019, respectively. The Company had maturities and redemptions of bonds of approximately $59,000 and $1,137,000 for the periods ended March 31, 2020 and December 31, 2019, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of March 31, 2020, is as follows:

	Mortgage Loans	Bond Portfolio

April 1, 2020 through December 31, 2020	$ 1,416,813	$ 146,000
2021	645,876	224,000
2022	1,440,414	139,000
2023	797,511	247,000
2024	1,731,671	433,000
Thereafter	13,518,266	16,917,937
	19,550,551	18,106,937
Less loan loss and other than temporary impairment on bonds allowance	(1,429,487)	(658,000)
Less deferred origination fees	(266,033)	___-____
Totals	$17,855,031	$17,448,937

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended March 31, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. The trustee is monitoring the bankruptcy proceedings and will keep the bondholder informed when a material event transpires.

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

The Company has an aggregate other than temporary impairment of $658,000 for the First and Second Mortgage Bonds at both March 31, 2020 and December 31, 2019, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

The Company did not restructure any loans during the periods ended March 31, 2020 and December 31, 2019, respectively. A summary of loans re-structured or modified for the periods ended March 31, 2020 and December 31, 2019 are shown below. All of the loans, except one, shown are currently performing under the terms of the modifications for their mortgage obligations. The one loan that is not performing under the modification agreement is a second mortgage loan with a current unpaid principal balance of approximately $45,000. This loan has been declared to be in default. One restructured loan paid-off in 2019.

	March 31, 2020

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,100,544	7.892%	$3,164,996	5.58%

	December 31, 2019

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,100,544	7.892%	$3,185,720	5.58%

5. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.29% and 6.33% for the periods ended March 31, 2020 and December 31, 2019, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $262,000 and $793,000 for the periods ended March 31, 2020 and December 31, 2019, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

The estimated maturity schedule for the secured investor certificates at March 31, 2020 is as follows:

April 1, 2020 through December 31, 2020	$ 3,016,000
2021	2,168,000
2022	1,042,000
2023	3,383,000
2024	1,335,000
Thereafter	15,161,000
$26,105,000
Less deferred offering costs	(836,472)
Totals	$25,268,528

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $74,000 and $79,000 for the periods ended March 31, 2020 and March 31, 2019, respectively.

7. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $600,000 and $1,145,000 for the periods ended March 31, 2020 and December 31, 2019, respectively. The original maturity date of the Note was April 9, 2019 and the interest rate is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70% adjusted monthly. On July 22, 2019 the revolving loan was extended for an additional year to July 22, 2020.

AMERICAN CHURCH MORTGAGE COMPANY

Notes Unaudited Financial Statements

March 31, 2020

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

The fair value estimates presented herein are based on relevant information available to management for the periods ended March 31, 2020 and December 31, 2019, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$47,170	$47,170	$191,987	$191,987
Accounts receivable	109,797	109,797	125,539	125,539
Interest receivable	186,970	186,970	185,190	185,190
Mortgage loans receivable	19,550,551	24,080,303	22,425,177	24,573,176
Bond portfolio	17,448,937	17,448,937	16,055,937	16,055,937
Secured investor certificates	26,105,000	30,626,505	26,850,000	32,389,253

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2019 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have fifty mortgage loans aggregating $19,550,551 in principal amount and a first mortgage bond portfolio with par values aggregating $18,106,937. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

Fiscal 2020 Three Months Ended March 31, 2020 Compared to Fiscal 2019 Three Months Ended March 31, 2019

Our net income (loss) for the three months ended March 31, 2020 and 2019 was $52,843 and $(3,594), respectively, on total interest and other income of approximately $628,000 and $648,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2020, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 7.69%. Our bond portfolio has an average current yield of 6.85% as of March 31, 2020. As of March 31, 2019, the average, principal-adjusted interest rate on our portfolio of loans was 8.21% and our portfolio of bonds had an average current yield of 6.85%. The decrease in interest income was due to the scheduled repayment of mortgage loans.

Interest expense was approximately $463,000 and $457,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in interest expense was due to the increase in recognition of amortized offering costs paid on our Secured Investor Certificates outstanding. Net interest margin decreased from 29.48% to 26.19% resulting primarily from an increase in interest expense of approximately 1.35%.

We follow a loan loss allowance policy on our portfolio of loans outstanding. This critical policy requires complex judgments and estimates. We record mortgage loans receivable at their estimated net realizable value, which is the unpaid principal balance less the allowance for mortgage loans. Our loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. This policy provides for principal amounts outstanding on a particular loan if cumulative interruptions occur in the normal payment schedule of a loan. Our policy will provide an allowance for the outstanding principal amount of a loan in our portfolio in the amount that is in doubt of being collected. Additionally, no interest income is recognized on impaired loans or loans that are in the foreclosure process.

We will declare a loan to be in default and will place the loan on non-accrual status when the following thresholds have been met: (i) the borrower has missed three consecutive mortgage payments; (ii) the borrower has not communicated to the Company any legitimate reason for delinquency in its payments to the Company and has not arranged for the re-continuance of payments; (iii) lines of communication to the borrower have broken down such that any reasonable prospect of rehabilitating the loan and the return to regular monthly mortgage payments is gone.

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

Allowance for losses on mortgage loans receivable did not change during the three months ended March 31, 2020 compared to the period ended December 31, 2019. We did not record an additional provision for losses on loans during the three months ended March 31, 2020 compared to approximately $18,278 for the three months ended March 31, 2019. At March 31, 2020, we provided approximately $1,429,000 for thirteen mortgage loans, of which nine are three or more mortgage payments in arrears, of which three loans are declared to be in default. At December 31, 2019, we provided approximately the same amount of $1,429,000 for fourteen mortgage loans, of which ten were three or more mortgage payments in arrears, of which three were declared to be in default.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have three second mortgage loans totaling approximately $218,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2020 decreased to approximately $112,000 compared to $177,000 for the three months ended March 31, 2019. The decrease was the result of a decrease for additional losses on our bond portfolio.

Mortgage Loans and Bond Portfolio

No new loans were funded during the three months ended March 31, 2020. We purchased $1,452,000 in bonds during the three months ended March 31, 2020.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended March 31, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. The trustee is monitoring the bankruptcy proceedings and will keep the bondholder informed when a material event transpires.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We did not record any additional impairment on our real estate held for sale for the three month period ended March 31, 2020 and 2019.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any  origination fees for the three months ended March 31, 2020 and 2019, respectively.

We paid a dividend of $.04 for each share held of record on April 28, 2020. The dividend, which was paid April 30, 2020, represents a 1.60% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

We paid a dividend of $.055 for each share held of record on April 29, 2019. The dividend, which was paid April 30, 2019, represents a 2.20% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of March 31, 2020 are primarily comprised of dividends declared as of March 31, 2020 but not yet paid and our secured investor certificates.

The Outbreak of the Novel Coronavirus (COVID-19) has Adversely Affected the Operations of Churches and Other Non-Profit Religious Organizations Operations in general. The outbreak of COVID-19 has reduced the ability of people to congregate and has adversely affected the operations of churches and other non-profit religious organizations in general. The actual and threatened spread of coronavirus globally or in the regions in which we operate, or future widespread outbreak of infectious or contagious disease, such as influenza, coronavirus, measles, mumps, zika virus, or similar viruses, can continue to adversely affect the operations of our borrowers in general.

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

Our borrowers may experience severe financial duress during the Covid-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. We have provided some temporary relief by allowing borrower’s to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). This relief will impact our revenue and we will experience declines in payments due from borrowers and missed bond payments on the bonds we own which will impact operating income and may potentially impact future distributions and the ability to make payments due on our certificates and dividends to our shareholders.

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

During the three months ended March 31, 2020, total assets decreased by approximately $1,621,000 due to a decrease in our loan portfolio of loans. Liabilities decreased by approximately $1,607,000 for the three months ended March 31, 2020 due to a decrease in our secured investor certificates outstanding and our line of credit outstanding.

For the three months ended March 31, 2020, net cash provided by (used for) operating activities increased to approximately $96,000 from $(405,000) from the comparative period ended March 31, 2019, primarily due to a decrease in our accounts payable.

For the three months ended March 31, 2020, net cash provided by investing activities was approximately $1,482,000 compared to $653,000 from the comparative three months ended March 31, 2019, due to an increase in collections from our mortgage loans.

For the three months ended March 31, 2020, net cash (used for) financing activities decreased to approximately $(1,723,000) from $(1,998,000) for the comparative three months ended March 31, 2019, primarily due to payments on our maturing secured investor certificates and the pay-down on our line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2020. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
26

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2020 filed with the Securities and Exchange Commission on May 15, 2020, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       May 14, 2020

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

28