Form 10-Q
period 2020-09-30
AMERICAN CHURCH MORTGAGE CO
filed 2020-11-13
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	At November 13, 2020
Common Stock, $0.01 par value per share	1,676,598 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statement of Operations.…………………………………… ………………………	F-4 – F-5

Statement of Stockholders’ Equity………………………………………………………	F-6

Statements of Cash Flows……..……………………………………………………..	F-7 - F-8

Notes to Financial Statements ………………………………………………………….	F-9 - F-21

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	22 – 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	27

Items 4. Controls and Procedures…………..…………………………………………	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	28

Item 1A. Risk Factors…………………………………………………………………...	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	28

Item 3. Defaults Upon Senior Securities………………………………………..…….	28

Item 4. Mine Safety Disclosures……………………..…………………………..……	28

Item 5. Other Information…………………………………………………………….	28

Item 6. Exhibits……………………………………………….……………………….	28 - 29

Signatures………………………………………………….…………………..………	30

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

September 30, 2020

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	September 30, 2020	December 31, 2019
	(unaudited)

Assets
Cash and cash equivalents	$ 269,401	$ 191,987
Accounts receivable	109,612	125,539
Interest receivable	179,747	185,190
Investments	-	2,410
Prepaid expenses	8,718	13,121
Total current assets	567,478	518,247

Mortgage Loans Receivable, net of allowance of $1,477,644 and $1,429,487 at September 30, 2020 and December 31, 2019 and deferred origination fees
of $217,091 and $278,633 at September 30, 2020 and December 31, 2019, respectively	16,767,386	20,717,058

Bond Portfolio	18,284,135	16,055,937

Real Estate Held for Sale	550,045	651,398
Total Assets	$ 36,169,044	$ 37,942,640

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2020	December 31, 2019
	(unaudited)

Liabilities
Accounts payable	137	12,311
Management fee payable	23,122	27,255
Line of Credit	2,491,000	1,445,000
Dividends payable	33,532	125,835

Secured Investor Certificates, Series B	6,136,250	8,855,000
Secured Investor Certificates, Series C	6,245,000	6,324,000
Secured Investor Certificates, Series D	8,039,000	8,109,000
Secured Investor Certificates, Series E	3,738,000	3,562,000

(Less) Deferred Offering Costs, net of accumulated amortization of $1,042,143 and $956,811 at September 30, 2020 and
December 31, 2019, respectively	(793,103)	(865,533)
Total liabilities	25,912,938	27,594,868

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,676,598 shares at September 30, 2020 and
1,677,798 at December 31, 2019, respectively	16,766	16,778
Additional paid-in capital	19,111,060	19,113,458
Accumulated deficit	(8,871,720)	(8,782,464)
Total stockholders’ equity	10,256,106	10,347,772

Total liabilities and stockholders' equity	$ 36,169,044	$ 37,942,640

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)

Interest and Other Income	$ 1,943,845	$ 2,058,680

Interest Expense	1,342,338	1,397,537

Net Interest Income	601,507	661,143

Provision for losses on mortgage loans receivable	48,157	73,105

Net Interest Income after Provision for Mortgage	553,350	588,038

Operating Expenses
Other than temporary impairment on bond portfolio	112,802	150,000
Other operating expenses	412,394	443,431
	525,196	593,431

Net Income (Loss)	$ 28,154	$ (5,393)

Basic and Diluted Earnings (Loss) Per Share	$ 0.02	$ (0.00)

Dividends Declared Per Share	$ 0.07	$ 0.22

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,997	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)

Interest and Other Income	$ 711,621	$ 712,657

Interest Expense	440,013	476,734

Net Interest Income	271,608	235,923

Provision for losses on mortgage loans receivable	450	24,364

Net Interest Income after Provision for Mortgage	271,158	211,559

Operating Expenses
Other than temporary impairment on bond portfolio	77,802	50,000
Other operating expenses	103,060	132,672
	180,862	182,672

Net Income	$ 90,296	$ 28,887

Basic and Diluted Earnings (Loss) Per Share	$ 0.05	$ 0.02

Dividends Declared Per Share	$ 0.02	$ 0.10

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,598	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity
Unaudited
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,677,798	$16,778	$19,113,458	$(8,353,688)	$10,776,548

Net loss	—	—	—	(3,594)	(3,594)

Dividends declared	—	—	—	(92,279)	(92,279)

Balance, March 31, 2019	1,677,798	16,778	19,113,458	(8,449,561)	$10,680,675

Net loss	—	—	—	(30,486)	(30,486)

Dividends declared	—	—	—	(100,668)	(100,668)

Balance, June 30, 2019	1,677,798	$16,778	$19,113,458	$(8,580,715)	$10,549,521

Net income	—	—	—	28,687	28,687

Dividends declared	—	—	—	(167,779)	(167,779)

Balance, September 30, 2019	1,677,798	$16,778	$19,113,458	$(8,719,807)	$10,410,429

Net income	—	—	—	63,179	63,179

Dividends declared	—	—	—	(125,836)	(125,836)

Balance, December 31, 2019	1,677,798	$16,778	$19,113,458	$(8,782,464)	$10,347,772

Net income	—	—	—	68,402	68,402

Dividends declared	—	—	—	(67,112)	(67,112)

Balance, March 31, 2020	1,677,798	16,778	19,113,458	(8,781,174)	$10,349,062

Re-purchase 1,200 shares	(1,200)	(12)	(2,398)	—	(2,410)

Net loss	—	—	—	(130,544)	(130,544)

Dividends declared	—	—	—	(16,766)	(16,766)

Balance, June 30, 2020	1,676,598	16,766	19,111,060	(8,928,484)	10,199,342

Net income	—	—	—	90,296	90,296

Dividends declared	—	—	—	(33,532)	(33,532)

Balance, September 30, 2020	1,676,598	16,766	19,111,060	(8,871,720)	$10,256,106

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(unaudited)

Cash Flows from Operating Activities
Net income (loss)	$ 28,154	$ (5,393)
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	101,353	12,734
Provision for losses on mortgage loans receivable	48,157	73,105
Other than temporary impairment on bond portfolio	112,802	150,000
Net (accreation) amortization of loan origination fees	(61,542)	68,000
Amortization of deferred offering costs	85,332	82,600
Change in assets and liabilities
Accounts receivable	15,927	(12,175)
Interest receivable	5,443	(11,365)
Prepaid expenses	4,403	(16,033)
Accounts payable	(12,174)	(556,317)
Management fee payable	(4,133)	807
Net cash provided by (used for) operating activities	323,722	(214,037)

Cash Flows from Investing Activities
Net (increase) decrease in loans	3,963,057	(664,997)
Investment in bonds	(2,472,000)	(895,000)
Proceeds from bonds	131,000	110,870
Proceeds from real estate held for sale	-	(100,537)
Net cash provided by (used for) investing activities	1,622,057	(1,549,664)

Cash Flows from Financing Activities
Net decrease in secured investor certificates	(2,691,750)	(2,102,000)
Payments for deferred costs	(12,902)	(61,587)
Net change in short term borrowings	1,046,000	2,200,000
Dividends paid	(209,713)	(335,560)
Net cash (used for) financing activities	(1,868,365)	(299,147)

Net Increase (Decrease) in Cash and Cash Equivalents	77,414	(2,062,848)

Cash and Cash Equivalents - Beginning of Year	191,987	2,183,441

Cash and Cash Equivalents - End of Year	$ 269,401	$ 120,593

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Nine Months Ended
	September 30, 2020	September 30, 2019
(unaudited)

Supplemental Cash Flow Information

Interest paid	$ 1,342,338	$ 1,397,537

Notes to Financial Statements are an integral part of this Statement.

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

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At September 30, 2020, the Company reserved $1,477,644 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The total principal amount of these fourteen loans totaled approximately $6,504 ,000 at September 30, 2020. At December 31, 2019, the Company reserved $1,429,487 for fourteen mortgage loans. Ten of these loans are three or more mortgage payments in arrears of which three are declared to be in default. The total principal amount of these fourteen loans totaled approximately $5,987 ,000 at December 31, 2019.

A summary of transactions in the allowance for mortgage loans for the period ended September 30, 2020 and 2019 is as follows:

Balance at December 31, 2019	$ 1,429,487
Provisions for loan losses	48,157
Loan charge-offs	-
Balance at September 30, 2020	$ 1,477,644

Balance at December 31, 2018	$ 1,672,003
Provisions for loan losses	73,105
Loan charge-offs	(100,537)
Balance at September 30, 2019	$ 1,644,571

The total impaired loans, which are loans that are in the foreclosure process or are declared to be in default, were approximately $589,000 and $810,000 at September 30, 2020 and December 31, 2019, respectively, which the Company believes are adequately secured by the underlying collateral and the allowance for mortgage loans. Approximately $551,000 of the Company’s allowance for mortgage loans was allocated to these loans for the period ended September 30, 2020. Approximately $555,000 of the Company’s allowance for mortgage loans was allocated to impaired loans for the year ended December 31, 2019.

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

The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans for the periods ended September 30, 2020 and 2019, respectively.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,802,000 and $3,263,000 exceeded 90 days past due but continued to accrue interest for the period ended September 30, 2020 and December 31, 2019, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $550,045 and $651,398 for the periods ended September 30, 2020 and December 31, 2019, respectively.

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

Income (Loss) Per Common Share

There were no dilutive shares for the periods ended September 30, 2020 and December 31, 2019, respectively.

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

Subsequent Events

The Company has evaluated events and transactions through November 13, 2020, the date the financial statements were available to be issued. The outbreak of the coronavirus (COVID-19) pandemic has affected churches due to shelter-in-place directives which has ceased or greatly curtailed social gatherings such as church worship services. The Company’s borrowers have experienced financial duress during the Covid-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company has provided some temporary relief by allowing its borrower’s to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). We provided nine churches totaling approximately $3,244,000, in principal outstanding, ninety days interest only payments and five churches totaling approximately $2,632,000, in principal outstanding, one-month forbearance of its mortgage payments. As of September 30, 2020, all churches, except two, have returned to full monthly amortization payments. Two churches totaling approximately $544,000, in principal outstanding, have remained on interest only payments. This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers and missed bond payments on the bonds owned by the Company which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders.

The Company’s current certificate offering terminated November 6, 2020. As a result, secured investor certificates are not being re-issued and instead the Company is financing loan requests and liquidity needs through loan and bond payments received and its line of credit.

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

Except for the bond portfolio, which is required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company elected not to record any other financial assets or liabilities at fair value on a recurring basis. We recorded an aggregate other than temporary impairment for losses on our bond portfolio (Note 4), which totaled $770,802 and $658,000 for the periods ended September 30, 2020 and December 31, 2019, respectively. The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value Measurement
September 30, 2020	Fair Value	Level 3

Bond portfolio	$18,284,135	$18,284,135

		Fair Value Measurement
December 31, 2019	Fair Value	Level 3

Bond portfolio	$16,055,937	$16,055,937

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

The change in Level 3 assets measured at fair value on a recurring basis is summarized as follows:

Bond Portfolio
Balance at December 31, 2019	$16,055,937
Other than temporary impairment losses on bond portfolio	(112,802)
Purchases	2,472,000
Proceeds	(131,000)
Balance at September 30, 2020	$18,284,135

Real estate held for sale and impaired loans are recorded at fair value on a nonrecurring basis. The fair value of real estate held for sale was based upon the listed sales price less expected selling costs, which is a Level 3 input. The resulting impairment charges were $0 for both periods ended September 30, 2020 and December 31, 2019, respectively.

The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Fair Value at September 30, 2020
Impaired Loans	$—	$—	$5,026,828	$5,026,828
Real estate held for resale	—	—	550,045	550,045
Totals	$—	$—	$5,576,873	$5,576,873

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Impaired Loans	$—	$—	$4,557,326	$4,557,326

Real estate held for resale	—	—	651,398	651,398
Totals	$—	$—	$5,208,724	$5,208,724

Loans with a carrying amount of $6,504,472 were considered impaired and written down to their fair market value of $5,026,828 as of September 30, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,477,644 as of September 30, 2020. Loans with a carrying amount of $5,986,813 were considered impaired and written down to their fair market value of $4,557,326 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $1,429,487 as of December 31, 2019.

The Company held real estate for sale which was acquired through foreclosure or via deed in lieu of foreclosure with a fair value less costs to sell of $550,045 and $651,398 for the periods ended September 30, 2020 and December 31, 2019, respectively.

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

September 30, 2020
Impaired Loans	$5,026,828	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$550,045	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2019
Impaired Loans	$4,557,326	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$651,398	Market or Income Approach	Discount to Appraised Values	10-20%

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

4. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At September 30, 2020, the Company had mortgage loans receivable totaling $18,462,121. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.69% at September 30, 2020. At December 31, 2019, the Company had mortgage loans receivable totaling $22,425,178. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.86% at December 31, 2019.

The Company has a portfolio of secured church bonds at September 30, 2020 and December 31, 2019, which are carried at fair value. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled $19,054,937 at September 30, 2020 with a weighted average interest rate of 6.69% and $16,713,937 at December 31, 2019 with a weighted average interest rate of 6.43%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $770,802 and $658,000 for the periods ended September 30, 2020 and December 31, 2019, respectively primarily for the First Mortgage Bonds issued by Agape Assembly Baptist Church and Soul Reapers Worship Center. These bond series in the aggregate constitute approximately 10.12% and 6.13% of the bond portfolio at September 30, 2020 and December 31, 2019, respectively. The Company had maturities and redemptions of bonds of approximately $131,000 and $1,137,000 for the periods ended September 30, 2020 and December 31, 2019, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of September 30, 2020, is as follows:

	Mortgage Loans	Bond Portfolio

October 1, 2020 through December 31, 2020	$ 328,383	$ 70,000
2021	645,876	228,000
2022	1,440,414	150,000
2023	797,511	278,000
2024	1,731,671	484,000
Thereafter	13,518,266	17,844,937
	18,462,121	19,054,937
Less loan loss and other than temporary impairment on bonds allowance	(1,477,644)	(770,802)
Less deferred origination fees	(217,091)	___-____
Totals	$16,767,386	$18,284,135

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the period ended September 30, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. The Company accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding.

The Company currently owns $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, the Company expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. The Company has not received any quarterly interest payments from the issuer for the nine-month period ended September 30, 2020.

The Company has an aggregate other than temporary impairment of $770,802 and $658,000 for its bond portfolio at September 30, 2020 and December 31, 2019, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

The Company did restructure one loan during the period ended September 30, 2020 and none for the period ended December 31, 2019, respectively. A summary of loans re-structured or modified for the periods ended September 30, 2020 and December 31, 2019 are shown below. All of the loans, except one, shown are currently performing under the terms of the modifications for their mortgage obligations. The first non-performing loan is a second mortgage loan with a current unpaid principal balance of approximately $45,000. This loan has been declared to be in default.

	September 30, 2020

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	7	$4,696,544	8.193%	$3,544,635	6.059%

	December 31, 2019

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,100,544	7.892%	$3,185,720	5.58%

5. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.18% and 6.33% for the periods ended September 30, 2020 and December 31, 2019, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $915,000 and $793,000 for the periods ended September 30, 2020 and December 31, 2019, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at September 30, 2020 is as follows:

October 1, 2020 through December 31, 2020	$ 334,000
2021	2,168,000
2022	1,042,000
2023	3,404,000
2024	1,335,000
Thereafter	15,875,250
$24,158,250
Less deferred offering costs	(793,103)
Totals	$23,365,147

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $215,000 and $240,000 for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. The Company paid the Advisor management and origination fees of approximately $70,000 and $82,000 for the three-month periods ended September 30, 2020 and September 30, 2019, respectively. Advisory and origination fees are included in other operating expenses.

7. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $2,491,000 and $1,145,000 for the periods ended September 30, 2020 and December 31, 2019, respectively. The interest rate on the Note is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70%. The Note is set to mature January 19, 2021.

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

The fair value estimates presented herein are based on relevant information available to management for the periods ended September 30, 2020 and December 31, 2019, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and equivalents	$269,401	$269,401	$191,987	$191,987
Accounts receivable	109,612	109,612	125,539	125,539
Interest receivable	179,747	179,747	185,190	185,190
Mortgage loans receivable	18,462,121	23,108,195	22,425,177	24,573,176
Bond portfolio	18,284,135	18,284,135	16,055,937	16,055,937
Secured investor certificates	24,158,250	29,896,202	26,850,000	32,389,253

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

We currently have forty-nine mortgage loans aggregating $18,462,121 in principal amount and a first and second mortgage bond portfolio with par values aggregating $19,054,937. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Impact of Covid-19

The outbreak of the coronavirus (Covid-19) pandemic has affected churches due to shelter-in-place directives which has ceased or curtailed social gatherings such as church worship services. The Company’s borrowers have and may continue to experience severe financial duress during the Covid-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company has provided some temporary relief by allowing its borrower’s to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). This relief has impacted the Company’s revenue and will continue impact the Company’s operations. The Company may continue to experience declines in payments due from borrowers and missed bond payments on the bonds owned by the Company which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders.

Results of Operations

Fiscal 2020 Nine Months Ended September 30, 2020 Compared to Fiscal 2019 Nine Months Ended September 30, 2019

Our net income (loss) for the nine months ended September 30, 2020 and 2019 was $28,154 and $(5,393), respectively, on total interest and other income of $1,943,845 and $2,058,680, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of September 30, 2020, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 7.69%. Our bond portfolio has an average current yield of 6.69% as of September 30, 2020. As of September 30, 2019, the average, principal-adjusted interest rate on our portfolio of loans was 7.98% and our portfolio of bonds had an average current yield of 6.87%. The decrease in interest income was due to a decrease in assets under management.

Interest expense was approximately $1,342,000 and $1,398,000 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest expense was due to the decrease in interest paid on our secured investor certificates outstanding resulting from a decrease in the amount of secured investor certificates outstanding. Net interest margin decreased from 32.11% to 30.94% resulting primarily from a decrease in interest income of approximately 5.58% along with a decrease in interest expense of approximately 3.95%.

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

Typically, the accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent and management believes the borrower will be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for losses on mortgage loans receivable increased during the nine months ended September 30, 2020 as we recorded additional provisions against the mortgage loans. We recorded an additional provision for losses on loans during the nine months ended September 30, 2020 of approximately $48,000 compared to approximately $73,000 for the nine months ended September 30, 2019. At September 30, 2020, we provided approximately $1,478,000 in loan loss reserves for fourteen mortgage loans, of which nine are three or more mortgage payments in arrears and two loans are declared to be in default. At December 31, 2019, we provided approximately $1,429,000 in loan loss reserves for fourteen mortgage loans, of which ten were three or more mortgage payments in arrears of which three were declared to be in default.

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

Operating expenses for the nine months ended September 30, 2020 decreased to approximately $525,000 compared to $593,000 for the nine months ended September 30, 2019. The decrease was the result of a decrease in other than temporary impairment on our bond portfolio.

Fiscal 2020 Third Quarter Compared to Fiscal 2019 Third Quarter

The Company had a net income of approximately $90,000 for the three months ended September 30, 2020 compared to a net income of approximately $29,000 for the three months ended September 30, 2019, on total interest and other income of approximately $712,000 and $713,000, respectively. Interest expense was approximately $440,000 and $477,000 for the three months ended September 30, 2020 and 2019, respectively. The increase in net interest income was approximately $36,000 due to a decrease in our interest expense paid on our secured investor certificates.

Operating expenses for the three months ended September 30, 2020 decreased to approximately $181,000 compared to $183,000 for the three months ended September 30, 2019. The decrease in operating expenses was due to a decrease in legal fees and advisory fees.

Mortgage Loans and Bond Portfolio

Two new bridge loans were funded during the nine months ended September 30, 2020 for approximately $737,000. A bridge loan typically has a maturity of one year or less. Both bridge loans have been repaid for the period ended September 30, 2020.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. Agape defaulted on its payment obligations to bondholders in September 2010. The aggregate amount of the defaulted bonds equals $7,915,000; the total principal amount of First Mortgage Bonds issued by Agape is $7,200,000 and the total principal amount of Second Mortgage Bonds issued is $715,000. The church commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the nine-month period ended September 30, 2020. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. Ballots must be received no later than November 6, 2020. We have accepted the reorganization plan and have returned our ballot indicating our acceptance of the plan. If the majority of bondholders accept the reorganization plan, bondholders could receive approximately 67% of their original principal investment in Agape Assembly Baptist Church.

We currently own $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a bondholder, the Company expected to receive interest and principal payment(s) on time and according to the terms of the bonds. The Company did not receive any interest payments from the issuer during the nine-month period ended of September 30, 2020.

We have an aggregate other than temporary impairment of $771,000 and $658,000 for our bond portfolio at September 30, 2020 and December 31, 2019, respectively, which effectively reduces the bonds to the fair value amount management believes will be recovered.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We realized an additional loss of $0 and $12,734 on our real estate held for sale for the nine-month periods ended September 30, 2020 and 2019, respectively.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status.

We paid a dividend of $.04 for each share held of record on April 28, 2020. The dividend, which was paid April 30, 2020.

We paid a dividend of $.01 for each share held of record on July 29, 2020. The dividend, which was paid July 31, 2020.

We paid a dividend of $.02 for each share held of record on October 30, 2020. The dividend, which was paid November 2, 2020.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of September 30, 2020 are primarily comprised of dividends declared as of September 30, 2020 but not yet paid, our line of credit and our secured investor certificates.

Our current funding sources are expected to provide adequate cash for our operations for the next twelve months. Future capital needs are expected to be met by: (i) prepayment and repayment at maturity of mortgage loans we make; (ii) bonds that mature; and (iii) funds available from our line of credit. We believe that the “rolling” effect of mortgage loans maturing and bond repayments will provide a supplemental source of capital to fund our business operations in future years. Our current certificate offering terminated November 6, 2020 and are evaluating our options with respect to this capital raising option. We continue to review the market for other sources of capital. There can be no assurance we will be able to raise additional capital on terms acceptable for such purposes.

During the nine months ended September 30, 2020, total assets decreased by approximately $1,774,000 due to a decrease in our loan portfolio outstanding. Liabilities decreased by approximately $1,682,000 for the nine months ended September 30, 2020 due to a decrease in our secured investor certificates.

For the nine months ended September 30, 2020, net cash provided by (used for) operating activities increased to $323,722 from $(214,037) from the comparative period ended September 30, 2019, primarily due to an decrease in our accounts payable and an increase in our sale of real estate held for sale.

For the nine months ended September 30, 2020, net cash provided by (used for) investing activities was $1,622,057 compared to $(1,549,664) from the comparative nine months ended September 30, 2019, due to a decrease in investments in our mortgage loans.

For the nine months ended September 30, 2020, net cash (used for) financing activities increased to $(1,868,365) from $(299,147) for the comparative nine months ended September 30, 2019, primarily due to an increase in our line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2020. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have a limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	On June 30, 2020, the Company repurchased 1,200 shares of its common stock from a shareholder for an aggregate price of $2.00 per share. This transaction was privately negotiated.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

10.1	Line of Credit Extension Agreement with Alerus Financial, N.A. dated July 22, 2020 and October 21, 2020

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2020 filed with the Securities and Exchange Commission on November 13, 2020, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Statements of Operations for the nine months and three months ended September 30, 2020 and 2019; (iii) the Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       November 13, 2020

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)