Form 10-K
period 2020-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2021-03-31
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-25919

AMERICAN CHURCH MORTGAGE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1793975
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10400 Yellow Circle Drive, Ste. 102 Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

(952) 945-9455

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	ACMC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such file). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,388,738.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2021
Common Stock, $0.01 par value per share	1,676,598 shares

Our Class A Common Stock, $.01 par value per share, has traded on the over-the-counter market Pink Sheets at certain isolated times under the symbol “ACMC.PK”

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2021 Annual Meeting of shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by us should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by us prior to the effective date of such Act. Matters which are the subject of forward-looking statements are beyond our ability to control and in many cases, we cannot predict what factors would cause results to differ materially from those indicated by the forward-looking statements.

Item 1.	Business.

The outbreak of the novel coronavirus (COVID-19) has adversely affected many industries in general and resulted in preventing the gathering of church congregations which impacts the ability of churches and other non-profit religious organizations normal methods of worship causing a decline in membership and tithings and offerings. The actual and threatened spread of COVID-19 globally or in the regions in which we operate or future widespread outbreak of infectious or contagious disease, can continue to reduce the ability of persons to worship in groups in general. The extent to which our business may be affected by the COVID-19 will largely depend on future developments which we cannot accurately predict, and its impact on churches and other non-profit religious organizations, including the duration of the outbreak, the continued spread and treatment of the coronavirus, and new information and developments that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. To the extent that churches and other non-profit organizations operations in the U.S. are materially and adversely affected by the COVID-19, business and financial results of this industry, and thus our business and financial results, could be materially and adversely impacted.

We have experienced declines in payments due from our borrowers and missed bond payments on the bonds owned by us. We have provided temporary deferrals of monthly payments which may impact our future operating income and may potentially impact future distributions of dividends to our shareholders and our ability to make payments due on our secured investor certificates.

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 40% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and December 31, 2020, we have made 201 loans to 171 churches totaling $109,203,100, with the average principal amount of such loans being approximately $543,000. Of the 201 loans we have made, 130 loans totaling $76,789,805 have been repaid early by the borrowing churches. We also own, as of December 31, 2020, approximately $18,935,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc.,

(“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates. American withdrew its membership with FINRA effective July 31, 2020, citing COVID-19 as one of the primary reason affecting its future business to provide church loan financings.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees, but we do have two executive officers. The Advisor's affiliate, American has been engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviewed financing proposals, analyzed prospective borrowers’ financial capability, and structured, marketed and sold, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American had underwritten approximately 323 church bond financings, in which approximately $584,867,000 in first mortgage bonds and sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,811,000.

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

Our policies limit the amount of second mortgage loans to 20% of the Company's Average Invested Assets (hereinafter defined) on the date any second mortgage loan is closed and limit the amount of mortgage-secured debt securities to 40% of Average Invested Assets on the date of their purchase.

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

We have established a $4 million-dollar line of credit with a local bank with a current outstanding balance of $2,288,000 at December 31, 2020. In addition, we may borrow up to 300% of our shareholders’ equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. As of December 31, 2020, we have sold 3,738 Series E Secured Investor Certificates totaling $3,738,000. The offering expired on November 6, 2020.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. As of December 31, 2020, approximately 8,029 Series D certificates had been issued and were outstanding for $8,029,000. The offering terminated in August 2017.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.19% and 6.33% for the years ended December 31, 2020 and 2019, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $1,007,000 and $793,000 for the years ended December 31, 2020 and 2019, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2020 and 2019. There were $6,022,500 and $8,855,000 representing 6,023 and 8,855 in outstanding Series B secured investor certificates as of December 31, 2020 and 2019, respectively and there were $6,127,000 and $6,324,000 representing 6,127 and 6,324 in outstanding Series C secured investor certificates at December 31, 2020 and 2019, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

The Advisory Agreement

We have entered into a contract with the Advisor (the “Advisory Agreement”) under which the Advisor furnishes advice and recommendations concerning our business affairs, provides administrative services to us and manages our day-to-day operations. We have no employees, but we do have two executive officers. All our personnel needs are met through the personnel and expertise of the Advisor and its affiliates. Among other things, the Advisor:

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of January 20, 2021. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of January 20, 2021 and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Financing Policies

Our business of mortgage lending to churches and other non-profit religious organizations is managed in accordance with and subject to the policies, guidelines, restrictions and limitations identified herein (collectively, the "Financing Policy"). The intent of the Financing Policy is to identify for our shareholders not only the general business in which we are involved, but the parameters of our lending business. These policies may not be changed (except in certain immaterial respects by majority approval of the Board of Directors) without the approval of a majority of the Independent Directors, and the holders of a majority of our outstanding shares at a duly held meeting for that purpose:

(i)	Loans made by us will be limited to churches and other non-profit religious organizations and will be secured by mortgages. The total principal amount of all second mortgage loans that we fund is limited to 20% of Average Invested Assets. All other loans will be first mortgage loans.

(ii)	The total principal amount of mortgage-secured debt securities we purchase from churches and other non-profit religious organizations is limited to 40% of our Average Invested Assets.

(iii)	The loan amount cannot exceed 75% of the value of the real estate and improvements securing each loan, such value being determined based on a written appraisal prepared by an appraiser acceptable to the Advisor. On all loans, we will require a written appraisal certified by a member of the Appraisal Institute ("MAI"), or a state-certified appraiser.

(iv)	An ALTA (American Land Title Association) or equivalent Mortgage Title Policy must be furnished to us by the borrower insuring our mortgage interest.

(v)	The borrower's long-term debt (including the proposed loan) cannot exceed four times their gross income for the previous twelve (12) months.

(vi)	The borrower must furnish us with financial statements (balance sheet and income and expense statement) for its last three (3) complete fiscal years and current financial statements for the period within ninety (90) days of the loan closing date. A borrower must have the last complete fiscal year financial statements reviewed by a certified public accountant (CPA) engaged by the borrower and who is independent of the borrower. On loans in excess of $500,000 our Advisor may require the last complete fiscal year be audited by a CPA engaged by the borrower and who is independent of the borrower. In lieu of the above requirement, we or our Advisor may employ a qualified accountant. The qualified accountant we employ would be required to be independent of the borrower. Our employed qualified accountant would not be independent of us. Compiled financial statements of the borrower are acceptable from our employed qualified accountant. Along with the compiled financial statements of the borrower, our employed qualified accountant would perform partial and targeted review examination procedures for borrowers. On loans in excess of $500,000, the Advisor may require partial and targeted audit examination procedures for borrowers.

(vii)	Borrowers in existence for less than three (3) fiscal years must provide financial statements since their inception. No loan will be extended to a borrower in operation less than two (2) calendar years absent express approval by our Board of Directors.

(viii)	The Advisor typically requires the borrower to arrange for automatic electronic payment or drafting of monthly payments.

(ix)	The Advisor may require (i) key-man life insurance on the life of the senior pastor of a church; (ii) personal guarantees of church members and/or affiliates; and (iii) other security enhancements for our benefit.

(x)	The borrower must agree to provide to us annual reports (including financial statements) within 120 days of each fiscal year end beginning with the fiscal year end next following the funding of the loan.

(xi)	The Advisor may require the borrower to grant to us a security interest in all personal property located and to be located upon the mortgaged premises (excluding property leased by the borrower).

(xii)	We require borrowers to maintain a general perils and liability coverage insurance policy naming us as the loss-payee in connection with damage or destruction to the property of the borrower which typically includes weather-related damage, fire, vandalism and theft. Our Advisor may require the borrower to provide flood, earthquake and/or other special coverage.

These Financing Policies are in addition to the prohibited investments and activities identified below and which are set forth in our Bylaws.

Prohibited Investments and Activities

Our Bylaws impose certain prohibitions and restrictions on our investment practices and lending activities, including prohibitions against:

(i)	Investing more than 10% of our total assets in unimproved real property or mortgage loans on unimproved real property;

(ii)	Investing in commodities or commodity futures contracts other than "interest rate futures" contracts intended only for hedging purposes;

(iii)	Investing in mortgage loans (including construction loans) on any one property which in the aggregate with all other mortgage loans on the property would exceed 75% of the appraised value of the property unless substantial justification exists because of the presence of other underwriting criteria;

(iv)	Investing in mortgage loans that are subordinate to any mortgage or equity interest of the Advisor or the Directors or any of their affiliates;

(v)       Investing in equity securities;

(vi)       Engaging in any short sales of securities or in trading, as distinguished from investment activities;

(vii)       Issuing redeemable equity securities;

(viii)       Engaging in underwriting or the agency distribution of securities issued by others;

(ix)	Issuing options or warrants to purchase our shares at an exercise price less than the fair market value of the shares on the date of the issuance or if the issuance thereof would exceed 10% in the aggregate of our outstanding shares;

(x)	The aggregate borrowings of the corporation, secured and unsecured, must be reasonable in relation to the Shareholders’ Equity of the corporation and must be reviewed by the Independent Directors at least quarterly. The maximum amount of such borrowings cannot exceed 300% of shareholders’ equity. Any excess in borrowing over such 300% level must be approved by a majority of Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess;

(xi)	Investing in real estate contracts of sale unless such contracts are in recordable form and are appropriately recorded in the chain of title;

(xii)	Selling or leasing to the Advisor, a Director or any affiliate thereof unless approved by a majority of our Directors (including a majority of our Independent Directors), who are not otherwise interested in such transaction, as being fair and reasonable to us;

(xiii)	Acquiring property from any Advisor or Director, or any affiliate thereof, unless a majority of our Directors (including a majority of our Independent Directors) who are not otherwise interested in such transaction approve the transaction as being fair and reasonable and at a price to us which is no greater than the cost of the asset to such Advisor, Director or any affiliate thereof, or if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the cost of such asset exceed its current appraised value;

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

Under Performing and Non-Performing Loans

As of December 31, 2020, we had nine first mortgage loans totaling approximately $3,384,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.

As of December 31, 2020, we held title to one property located in Pine Bluff, Arkansas via deed in lieu of foreclosure, with an outstanding loan balance totaling $237,760. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. We foreclosed on another property located in Atlanta, Georgia which we are currently owed $551,062. We have obtained title to the property but have not taken possession due to court proceedings in which the previous owner has filed numerous appeals regarding our foreclosure.

As of December 31, 2019, we had ten first mortgage loans totaling approximately $4,074,000 that were three or more monthly payments in arrears. In addition, we held title to one property located in Bethel, Ohio through a 2018 foreclosure process with an outstanding balance of $114,632. We subsequently sold this property in 2020 for $87,594 after realtor fees and closing costs.

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

Employees

We have no employees, but we have two executive officers: Philip J. Myers, our Chief Executive Officer and President, and Scott J. Marquis, our Chief Financial Officer and Treasurer. Our daily operations and other material aspects of our business are managed by Church Loan Advisors, Inc. (the “Advisor”) on a “turn-key” basis using employees of the Advisor and/or its Affiliates. At present, certain officers and directors of the Advisor are providing services to us at no charge and which will not be reimbursed to them. These services include, among others, legal and analytic services relating to the execution of our business plan, development and preparation of reports to be filed under the Securities Exchange Act, and utilization of proprietary forms and documents utilized by the Advisor in connection with our business operations.

Subject to the supervision of the Board of Directors, our business is managed by the Advisor, which provides us investment advisory and administrative services. Philip J. Myers, our Chief Executive Officer, President and a Director, is President of the Advisor and President of American Investors Group, Inc., the underwriter of our past public offerings and the bond offerings in which we have purchased Church Bonds. The Company utilizes two employees of the Advisor on a full-time basis and one member of its staff on a part-time or other basis. The Company does not presently expect to directly employ anyone in the foreseeable future, since all of our administrative functions and operations are contracted through the Advisor. However, legal, accounting and certain other services are provided to us by outside professionals and paid by us directly.

Operations

Our operations are currently located in the 3,000 square foot offices of the Advisor’s affiliate, Church Loan Advisors, Inc., 10400 Yellow Circle Drive, Ste. 102, Minnetonka, Minnesota 55343. These facilities are being leased by Church Loan Advisors, Inc. on our behalf. The lease expires November 30, 2021. We are charged $2,500 for our use of these facilities, but are not charged for our use of computers, copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our shareholders.

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

In 2020, we provided some temporary relief by allowing borrowers to either make interest only payments for a period of 90 days or forgo one monthly mortgage payment (forbearance). We provided nine churches, totaling approximately $3,209,000 in principal outstanding, ninety days interest only payments. We also provided five churches with a total of approximately $2,618,000 in principal outstanding, one-month forbearance of its mortgage payments. As of December 31, 2020, all churches, except four, have returned to full monthly amortized payments. These four churches totaling approximately $758,000, in principal outstanding, have remained on interest only payments due to continual shelter-in-place or restrictions on gathering by either local or state government agencies.

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

Real Estate Taxes Resulting from a Foreclosure May Prevent Us from Recovering the Full Value of a Loan. If we foreclose on a mortgage and take legal title to a church’s real estate, real estate taxes could be levied and assessed against the property since the property would no longer be owned by a non-profit entity. These expenses would be our financial responsibility and could be substantial in relation to our prior loan if we cannot readily dispose of the property. Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure, which shortfall would decrease the value of assets held by the Company.

Second Mortgage Loans Pose Additional Risks. Our financing policies allow us to make second mortgage loans. The principal amount of such loans may not exceed 20% of our Average Invested Assets. Second mortgage loans entail more risk than first mortgage loans, as foreclosure of senior indebtedness or liens could require us to pay the senior debt or risk losing our mortgage or reduced collateral value may reduce or eliminate our security.

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

We Have Fluctuating Earnings. As a mortgage lender, we make provision for losses relating to our loan portfolio and sometimes take impairment charges due to our borrowers defaulting or declaring bankruptcy. Increases in the occurrence of such events results in greater fluctuation of our earnings, which reduces our net income. Our earnings are also impacted by non-performing assets and the carrying cost of maintaining such assets (taxes, insurance and maintenance). Inconsistent earnings could adversely affect the Company’s financial condition and results of operations.

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

Expenses of Foreclosure May Prevent Us from Recovering the Full Value of a Loan. If we foreclose on a mortgage and take legal title to a church’s real estate, real estate taxes could be levied and assessed against the property until sold since the property would no longer be owned by a non-profit entity. The property may also incur operating expenses pending its sale, such as resale marketing, property insurance, utilities, security, repairs and maintenance. These expenses would be our financial responsibility and could be substantial in relation to our prior loan if we cannot readily dispose of the property. Such expenses could prevent us from recovering the full value of a loan in the event of foreclosure.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2020 by other broker-dealers at prices as low as $0.53 per share and as high as $2.40 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Interest Payments to Certificate Holders May Reduce Dividend Payments on Our Shares. We attempt to deploy our capital into new loans at rates that provide a positive interest rate spread. This spread, however, may be materially and adversely affected by changes in prevailing interest rates which would reduce our net income. If this occurs, we may not have sufficient net income after paying interest on the certificates to maintain dividends to shareholders at the levels paid in the past or even to pay dividends at all. In addition, because dividends are directly affected by the yields generated on the Company’s portfolio of loans and bonds, shareholders’ dividends can be expected to fluctuate significantly with interest rates generally.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our operations are located in the leased offices of Church Loan Advisors, Inc. It is expected that for the foreseeable future our operations will continue to be housed in these or similar leased premises along with the Advisor. We are directly charged for rent, but we do not incur other costs relating to such leased space, because our Advisor includes these expenses in the Advisory Fee.

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2020, we owned two properties which we acquired through the foreclosure process. The first property, located in Atlanta, Georgia had a carrying value of approximately $433,000. We have obtained title to the property but have not taken possession due to court proceedings in which the previous owner has filed numerous appeals regarding our foreclosure. The second property we own is located in Pine Bluff, Arkansas and was acquired via deed in lieu of foreclosure and is available for sale. However, it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. The Church is paying rent while trying to either sell the building or obtain refinancing. We received approximately $15,000 in rental payments from the Church for the year ended December 31, 2020. This property is being carried at the fair value which is approximately $226,000 as of December 31, 2020. The situation with respect to each property is reviewed periodically. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties located in residential areas typically experience less demand than those zoned for commercial use. Both the Pine Bluff, Arkansas and Atlanta, Georgia properties are in a residential area.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of December 31, 2020, 1,676,598 shares of our common stock and $23,916,500 in aggregate principal amount of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2020 and 2019. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2020.

	High	Low
Calendar Year 2020
First Quarter	$2.40	$1.40
Second Quarter	$1.95	$1.51
Third Quarter	$1.70	$0.93
Fourth Quarter	$1.12	$0.53

Calendar Year 2019
First Quarter	$2.65	$2.05
Second Quarter	$2.65	$2.02
Third Quarter	$2.59	$1.85
Fourth Quarter	$2.34	$1.83

Holders of Our Common Shares

As of December 31, 2020, we had 438 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2020 and 2019 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2020	2019	2020	2019
March 31	$.040	$.055	1.60%	2.20%
June 30	$.010	$.060	0.40%	2.40%
September 30	$.020	$.100	0.80%	4.00%

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented
	2020	2019	2020	2019
December 31	$.010	$.075	0.40%	3.00%
Totals:	$.080	$.290	0.80%	2.90%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2020, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to shareholders for the tax year 2020 were non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,935,000 in 2020. We expect dividends paid in 2021 to be 100% non-dividend distributions due to the realized (carry-forward) loss totaling approximately $1,620,000.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Annual Report beginning at page F-1 and our forward-looking statement disclosure at the beginning of Part I to this Annual Report.

Financial Condition

Our total assets decreased from $37,942,640 at December 31, 2019 to $35,574,723 at December 31, 2020. The primary reason for the decrease in total assets from December 31, 2019 through December 31, 2020 was a decrease in our mortgage loans receivable. Shareholders’ equity decreased from $10,347,772 at December 31, 2019 to $10,085,327 at December 31, 2020. This was primarily due to a net loss of ($125,580) and dividends declared and paid totaling $134,176. Our primary liabilities at December 31, 2020 and 2019 were our secured investor certificates, which were $23,916,500 and $26,850,000, respectively. We also had dividends declared as of the end of the period reported on, but which are not paid before the 30th day of the ensuing month. We anticipate that funds from maturing loans and bonds will equal or exceed obligations due on our certificates after 2020. To the extent necessary, we will seek short-term financing or a new working capital facility, including our line of credit with a local bank, to meet any short-term cash requirements.

Comparison of the Fiscal Years ended December 31, 2020 and 2019

The following table shows the results of our operations for fiscal 2020 and 2019:

	For the Year Ended December 31,

Statement of Operations Data	2020	2019

Interest and other income	$2,543,507	$2,808,534
Interest expense	1,776,427	1,882,290
Net interest income	777,080	926,244
Total provision for losses on mortgage loans and bonds	64,509	87,727
Net interest income after provision for mortgage and bonds losses	712,571	838,517
Operating expenses	838,430	780,731
Net (loss) income	$(125,859)	$57,786
Basic and diluted (loss) income per share	$(0.08)	$0.03

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 99 consecutive quarterly dividend payments to shareholders. These dividend payments have resulted in an average annual return of 5.083% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net (loss) for our year ended December 31, 2020 was $(125,859) on total interest and other income of $2,543,507 compared to net income of $57,786 on total interest and other income of $2,808,534 for the year ended December 31, 2019. The decrease in net income was primarily due to the decrease in size of loans outstanding and interest income received from our loan portfolio and an increase in other operating expenses.

Net interest income earned on the Company's portfolio of loans was $777,080 for the year ended December 31, 2020, compared to $926,244 for December 31, 2019. The decrease in net interest income was due to the decrease in loans outstanding in our loan portfolio.

Our operating expenses for our fiscal year ended December 31, 2020 were $838,430 compared to $780,731 for our year ended December 31, 2019. The increase in operating expenses was primarily a result of an increase in our legal fees involving our properties in foreclosure.

Our Board of Directors declared dividends of $.040 for each share of record on April 28, 2020, $.010 for each share of record on July 29, 2020, $.020 for each shares of record on October 30, 2020 and $.010 for each shares of record on January 28, 2021. Based on the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 and assuming a share purchase price of $10.00, the dividends paid represented a 0.80% annual yield in 2020. 100% of the dividends paid to shareholders for the tax year 2020 were non-dividend distributions due to the realized (carry-forward) loss of approximately

$1,935,000. We expect dividends paid in 2021 to be 100% non-dividend distributions due to the realized (carry-forward) losses totaling approximately $1,620,000 for the period ended December 31, 2021.

We choose to distribute income from ongoing operations in the form of dividends to shareholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to shareholders for the periods ended December 31, 2020 and 2019. Any amount distributed to shareholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2020	December 31, 2019

Net Taxable Income	$18,484	$152,233
Net Income From Operations (EBITA)	$125,317	$485,011
Total Dividend Distributions	$134,176	$486,562
Principal Distribution	$8,859	$1,551
Number of Shares Outstanding	1,676,598	1,667,798
Amount of Principal Distributed per Share	$0.00	$0.00

Liquidity and Capital Resources

Our revenue is derived principally from interest income, and secondarily, from origination fees and renewal fees generated by mortgage loans that we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans or distributions of dividends to our shareholders, and on income generated on church bonds we may purchase and own. We generate revenue through (i) permitted temporary investments of cash, and (ii) making mortgage loans to churches and other non-profit religious organizations. Our principal expenses are interest on our secured investor certificates, advisory fees, legal and auditing fees, communications costs with our shareholders, and the expenses of our transfer agent and registrar.

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

Currently, our bond portfolio comprises 35% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 40% of our Average Invested Assets. Excluded from this ratio of 40% for the year ended December 31, 2020 are bonds issued of which we hold 100% of the total bonds outstanding. The total principal amount outstanding is approximately $18,299,000 as of December 31, 2020 and was approximately $16,688,000 as of December 31, 2019. We earned approximately $1,011,000 on our bond portfolio in 2020 and approximately $1,054,000 in 2019.

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

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. We sold 3,738 Series E secured investor certificates for a total of $3,738,000 for as of December 31, 2020. The offering terminated November 6, 2020.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. As of December 31, 2020, approximately 8,029 Series D certificates had been issued and were outstanding for $8,029,000. The offering terminated in August 2017.

The table below shows the principal amount of loans and bonds to be paid during 2021 and the number of secured investor certificates maturing in 2021. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio. In addition, at December 31, 2020 we held $87,702 in cash and cash equivalents and currently have a $4,000,000 working line of credit with a local bank of which $1,712,000 was available to us for the year ended December 31, 2020. This facility was renewed and expires January 19, 2022.

Fiscal Year 2021

Contractual maturity schedule mortgage loans	$825,073
Contractual maturity schedule bond portfolio	283,000
Total	$1,108,073

Contractual maturity schedule secured investor certificates	2,168,000

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $1,007,250 and $793,000 during 2020 and 2019, respectively. These renewals represent 28% and 38% of the maturing certificates for the period ended December 31, 2020 and 2019, respectively. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2021.

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

At December 31, 2020, we reserved $1,493,996 against fourteen mortgage loans, of which nine churches were three or more mortgage payments in arrears and two of the Churches are declared to be in default. At December 31, 2019, we reserved $1,429,487 against fourteen mortgage loans, of which ten churches were three or more mortgage payments in arrears, three were declared to be in default.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $38,000 and $256,000 at December 31, 2020 and 2019, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the nine loans which were three or more payments in arrears, the first impaired loan has an outstanding balance of $543,822. This loan has been declared in default. The church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. We are continually assessing our options with a local realtor. This church is located in a commercial area. Therefore, the facility can be converted and used other than as a church. We have reserved against the total outstanding amount of this loan since we have determined that there is little to no value left to recover with regards to the collateral of the property.

The second impaired loan has an outstanding balance of $44,965. The church is located in Chicago, Illinois. We have a second mortgage loan. We have been made aware that the church defaulted on its first mortgage loan as well. We will wait to see what the outcome with the first mortgage holder will be.

The third impaired loan has an outstanding balance of $284,960. The church is located in Raleigh, North Carolina. The church has missed six mortgage payments since the loan was re-structured in June 2008, the church has missed one payment in 2020. We are working with the church to bring its payments current.

The fourth impaired loan has an outstanding balance of $294,275. The church is located in Seagoville, Texas. The church has missed seven payments since the loan was funded in August 2006. However, the church did not miss any payments in 2020. We are working with the church to bring its payments current.

The fifth impaired loan has an outstanding balance of $689,060. The church is located in Dallas, Texas. The church has missed five payments since the loan was funded in September 2008. However, the church did not miss any payments in 2020. We are working with the church to bring its payments current. This is a commercial property.

The sixth impaired loan has an outstanding balance of $703,100. The church is located in Richmond Hills, Texas. The church has missed numerous payments since the loan was funded in November 2004. However, the church has been making regular payments which are being applied to the arrearage. We are continually working with the church to bring its payments current.

The seventh impaired loan has an outstanding balance of $220,968. The church is located in Kirbyville, Texas. The church has missed three payments since the loan was funded in June 2003. However, the church did not miss any payments in 2020. We are working with the church to bring its payments current.

The eighth impaired loan has an outstanding balance of $221,683. The church is located in Leslie, Georgia. The Church’s loan was restructured in 2018 and the Church has not missed any mortgage payments since the restructure.

The ninth impaired loan has an outstanding balance of $381,130. The church is located in Waterbury, Connecticut. The church has missed five payments since the loan was re-structured in the April 2015. One payment was missed in 2020. We are working with the church to bring its payments current.

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

Our borrowers are typically small independent churches with little or no borrowing history. Small independent churches have limited resources to pay missed mortgage payments. We continually monitor these missed payments and determine on a case by case basis if a restructure of the current loan terms will help the church recover from its payment issues or by communication with the church, or lack thereof, if we should foreclose on the property. We did not see a substantial increase in delinquent payments in 2020. However, we can provide no assurance that delinquent loan payments will be paid or a restructure of the loan will result in the borrowing church meeting their payment obligations.

The Novel Coronavirus (COVID-19) has recently affected global markets, supply chains, employees of companies, and the communities of our borrowers. Specific to us, COVID-19 may impact various parts of our 2021 operations and financial results including potential reduced revenue caused by new public health mandates including shelter in place orders, material supply chain interruption, economic hardships effecting our borrowers and effects on our workforce. Management believes we are taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as the date of this report.

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

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. We accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding. As of December 31, 2020, we have not been updated as to the status of the reorganization plan.

We currently own $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, we expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. We did not receive any quarterly interest payments from the issuer for the year ended December 31, 2020.

We have an aggregate other than temporary impairment of $834,226 and $658,000 for our bond portfolio at December 31, 2020 and 2019, respectively, which effectively reduces the bonds to the fair value amount we believe will be recovered.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting due to a material weakness in the internal controls over financial reporting for impaired loans and debt securities valuations.  In addition our disclosure controls and procedures are not effective as a result of limited resources such that financial information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

With respect to impaired loan and debt securities valuations, the documentation and process supporting the valuations, including the stale nature of appraisals, with respect to our current church properties, was determined to be a material weakness.  In addition, the Company has limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Management recognizes this is a material weakness.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weakness described above. We continue to evaluate internal control improvements, particularly related to financial reporting for ongoing changes to our operations and segregation of duties, to provide greater segregation and improve overall internal control.

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

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 24, 2021, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 24, 2021, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 24, 2021, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 24, 2021, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 24, 2021, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
3.3	Bylaw Interpretation dated July 2, 2019	12
4.1	Description of Common Stock	9
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
4.8	Trust Indenture between the Company and Herring Bank dated November 6, 2017	10
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated November 6, 2017	11
10.6	Second Amendment to Loan by and between American Church Mortgage Company and Alerus Financial, N.A., dated January 20, 2021	13
10.7	Promissory Note between American Church Mortgage Company and Alerus Financial N.A., dated January 20, 2021	14
23.1	Consent of Independent Registered Public Accounting Firm	9
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	9
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended on 2020 filed with the Securities and Exchange Commission on March 31, 2021, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at December 31, 2020 and 2019; (ii) Statements of Operations for the year ended December 31, 2020 and 2019; (iii) the Statements of Cash Flows for the year ended December 31, 2020 and 2019; and (iv) the Notes to Financial Statements.	9

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K files April 23, 2020
(10)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(11)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 2, 2019.
(13)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2021.
(14)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 27, 2021.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Chief Financial Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/31/2021
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Michael G. Holmquist	Date:	03/31/2021
Michael G. Holmquist, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of for the Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

American Church Mortgage Company

Minnetonka, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Church Mortgage Company (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. This communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses on Mortgage Loans Receivable

As discussed in Note 2 to the financial statements, the Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. As of December 31, 2020, the outbreak of the novel coronavirus has adversely affected many industries in general and resulted in preventing the gathering of church congregations which impacts the ability of churches and other non-profit religious organizations normal methods of worship potentially causing a decline in membership and offerings.

We identified the assessment of the mortgage loans receivable valuation as of December 31, 2020 as a critical audit matter. The impact the coronavirus had on the valuation of the mortgage receivable loan portfolio included a high degree of audit effort and auditor judgment. The allowance for loan loss totaled $1,429,487 as of December 31, 2020 and was determined by the Company’s loan policy to reserve against loans that have cumulative interruptions in the normal payment schedule.

The following are the primary procedures we performed to address this critical audit matter:

•	We tested the completeness and accuracy of the data used by management in calculating the allowance for loan losses.
•	We tested the payment history for a selection of loans within the loan portfolio in conjunction with our evaluation of problem loans.

We have served as the Company’s auditor since 2019.

March 31, 2021

Minneapolis, Minnesota

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
ASSETS	2020	2019

Assets
Cash and cash equivalents	$87,702	$191,987
Accounts receivable	101,532	125,539
Interest receivable	242,019	185,190
Investments	—	2,410
Prepaid expenses	7,796	13,121
Total current assets	439,049	518,247

Mortgage Loans Receivable, net of allowance of
$1,493,996 and $1,429,487 and deferred origination fees of
$198,816 and $278,633 at December 31, 2020 and 2019, respectively	16,605,967	20,717,058

Bond Portfolio	18,100,711	16,055,937

Real Estate Held for Sale	428,996	651,398
Total Assets	$35,574,723	$37,942,640

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

	As of December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2020	2019

Liabilities
Accounts payable	14,400	12,311
Management fee payable	22,908	27,255
Line of Credit	2,288,000	1,445,000
Dividends payable	16,766	125,835

Secured Investor Certificates, Series B	6,022,500	8,855,000
Secured Investor Certificates, Series C	6,127,000	6,324,000
Secured Investor Certificates, Series D	8,029,000	8,109,000
Secured Investor Certificates, Series E	3,738,000	3,562,000

(Less) Deferred Offering Costs, net of accumulated amortization of $1,066,068 and $956,811 at December 31, 2020 and
2019, respectively	(769,178)	(865,533)
Total liabilities	25,489,396	27,594,868

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,676,598 shares at December 31, 2020 and
and 1,677,798 at December 31, 2019, respectively	16,766	16,778
Additional paid-in capital	19,111,060	19,113,458
Accumulated deficit	(9,042,499)	(8,782,464)
Total stockholders’ equity	10,085,327	10,347,772

Total liabilities and stockholders' equity	$35,574,723	$37,942,640

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	Years Ended December 31,
	2020	2019

Interest and Other Income	$2,543,507	$2,808,534

Interest Expense	1,766,427	1,882,290

Net Interest Income	777,080	926,244

Provision for losses on mortgage loans receivable	64,509	87,727

Net Interest Income after Provision for Mortgage Loans Receivable	712,571	838,517

Operating Expenses
Other than temporary impairment on bond portfolio	176,226	200,000
Other operating expenses	662,204	580,731
	838,430	780,731

Net (Loss) Income	(125,859)	57,786

Basic and Diluted Income (Loss) Per Share	$(0.08)	$0.03

Dividends Declared Per Share	$0.08	$0.29

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,896	1,677,798

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2018	1,677,798	$16,778	$19,113,458	$(8,353,688)	$10,776,548

Net income	—	—	—	57,786	57,786

Dividends declared	—	—	—	(486,562)	(486,562)

Balance, December 31, 2019	1,677,798	16,778	19,113,458	(8,782,464)	10,347,772

Re-purchase 1,200 shares	(1,200)	$(12)	$(2,398)		(2,410)

Net (loss)	—	—	—	(125,859)	(125,859)

Dividends declared	—	—	—	(134,176)	(134,176)

Balance, December 31, 2020	1,676,598	$16,766	$19,111,060	$(9,042,499)	$10,085,327

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

	Years Ended December 31,
	2020	2019

Cash Flows from Operating Activities
Net (loss) income	$(125,859)	$57,786
Adjustments to reconcile net income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	134,808	10,617
Provision for losses on mortgage loans receivable	64,509	87,727
Other than temporary impairment on bond portfolio	176,226	200,000
Net amortization of loan origination discounts	79,818	6,721
Amortization of deferred offering costs	109,257	110,223
Change in assets and liabilities
Accounts receivable	24,007	125,996
Interest receivable	(56,829)	(321)
Prepaid expenses	5,325	(5,955)
Accounts payable	2,089	(564,864)
Management fee payable	(4,347)	(446)
Net cash provided by operating activities	409,004	27,484

Cash Flows from Investing Activities
Net decrease in loans	3,966,764	470,376
Investment in bonds	(2,472,000)	(1,934,000)
Proceeds from bonds	251,000	1,067,870
Proceeds from real estate held for sale	87,594	60,501
Net cash provided by (used for) investing activities	1,833,358	(335,253)

Cash Flows from Financing Activities
Net (decrease) in secured investor certificates	(2,933,500)	(2,536,000)
Payments for deferred costs	(12,902)	(89,345)
Net change in line of credit	843,000	1,445,000
Dividends paid	(243,245)	(503,340)
Net cash (used for) provided by financing activities	(2,346,647)	(1,683,685)

Net (Decrease) in Cash and Cash Equivalents	(104,285)	(1,991,454)

Cash and Cash Equivalents - Beginning of Year	191,987	2,183,441

Cash and Cash Equivalents - End of Year	$87,702	$191,987

Notes to Financial Statements are an integral part of this Statement.

F-7

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31,
	2020	2019

Supplemental Cash Flow Information

Interest paid	$1,657,169	$1,772,067

Loans transferred to real estate held for sale	$—	$321,356

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

Risks and Uncertainties

The United States and world economies continue to suffer adverse effects from the COVID-19 virus pandemic (“COVID-19”). The Company has not experienced a material adverse impact to the financial statements. Future potential impacts to the Company may include disruptions or restrictions on employers and contracted agents’ ability to work, reduced demand for new loans and increased repurchase risk of loan or bond defaults. The future impact of the COVID-19 pandemic on the Company cannot be reasonably estimated at this time.

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

Bond Portfolio

Bonds that management has the intent to hold to maturity are classified as held to maturity and recorded at amortized costs. Bonds not classified as held to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Amortization of premiums and accretion of discounts (if any) are recognized in interest income using the interest method over the estimated lives of the securities.

Declines in fair value of bonds that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considered the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the interest and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sales of securities are recorded on the trade date and determined using the specific-identification method.

Bonds transferred from the available for sale category to the held to maturity category are recorded at fair value at the date of transfer. During 2020, the Company reclassified approximately $18,101,000 of bonds available for sale to bonds held to maturity. These bonds were transferred at fair value, which became the costs basis for the bonds held to maturity. There were no unrealized gains or losses at the time of transfer of bonds from available for sale to held to maturity.

Allowance for Loan Losses on Mortgage Loans Receivable

The Company records mortgage loans receivable at estimated net realizable value, which is the unpaid principal balances of the mortgage loans receivable, less the allowance for loan losses on mortgage loans receivable and less deferred loan origination fees. The Company’s loan policy provides an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio with application of reserve percentages to specific loans based on payment status. This policy reserves for principal amounts outstanding on a specific loan if cumulative interruptions occur in the normal payment schedule of the loan, therefore, the Company recognizes a provision for losses and an allowance for the outstanding principal amount of the loan in the Company’s portfolio if the amount is in doubt of collection. Additionally, no interest income is recognized on impaired loans that are declared to be in default and are in the foreclosure process. At December 31, 2020, the Company reserved $1,493,996 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The total principal amount of these fourteen loans totaled approximately $6,498 ,000 at December 31, 2020. At December 31, 2019, the Company reserved $1,429,487 for fourteen mortgage loans. Ten of these loans were three or more mortgage payments in arrears of which three were declared to be in default. The total principal amount of these fourteen loans totaled approximately $5,987 ,000 at December 31, 2019.

A summary of transactions in the allowance for mortgage loans for the years ended December 31, 2020 and 2019 is as follows:

Balance at December 31, 2019	$ 1,429,487
Provisions for loan losses	64,509
Loan charge-offs	-
Balance at December 31, 2020	$ 1,493,996

Balance at December 31, 2018	$ 1,672,003
Provisions for loan losses	87,727
Loan charge-offs	(330,243)
Balance at December 31, 2019	$ 1,429,487

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $588,787 and were considered impaired and written down to their estimated fair value of $37,771 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $551,016 as of December 31, 2020.

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $810,470 and were considered impaired and written down to their estimated fair value of $255,797 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $554,673 as of December 31, 2019.

The outbreak of COVID-19 has affected churches due to shelter-in-place directives which has ceased or greatly curtailed social gatherings such as church worship services. The Company’s borrowers have experienced financial duress during the Covid-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company has provided some temporary relief by allowing its borrower’s to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). The Company provided nine churches totaling approximately $3,209,000, in principal outstanding, ninety days interest only payments and five churches totaling approximately $2,618,000, in principal outstanding, one-month forbearance of its mortgage payments. As of December 31, 2020, all churches, except four, have returned to full monthly amortization payments. These four churches totaling approximately $758,000, in principal outstanding, have remained on interest only payments. This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers and missed bond payments on the bonds owned by the Company which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders. The future impact of COVID-19 on the Company’s investments or operations cannot be reasonably estimated at this time.

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

The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans for the years ended December 31, 2020 and 2019, respectively.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans that exceed 90 days past due but continue to accrue interest had a principal balance of $2,795,175 and $3,263,492 for the years ended December 31, 2020 and 2019, respectively. These loans were considered impaired and written down to their estimated fair value of $2,218,773 and $2,716,445 as of December 31, 2020 and 2019, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $576,442 and $547,053 for the years ended December 31, 2020 and 2019, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $428,996 and $651,398 for the years ended December 31, 2020 and 2019, respectively.

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

Deferred Financing Costs

The Company defers the costs related to obtaining financing. These costs are amortized over the life of the financing using the straight-line method, which approximates the effective interest method.

Income (Loss) Per Common Share

There were no dilutive shares for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

In 2016 the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. For public entities, deemed smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet fully evaluated the potential effects of adopting ASU 2016-13 on the Company’s results of operations, financial position or cash flows.

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

Subsequent Events

The Company has evaluated events and transactions through March 31, 2021, the date the financial statements were available to be issued, and no subsequent events have occurred.

3. FAIR VALUE MEASUREMENT

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Bonds available for sale

Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities include debt securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include church bonds that are not traded in a market. The fair value measurements of Level 3 securities are determined by management. Fair values are calculated using discounted cash flow models that incorporate various assumptions, including expected cash flows and market credit spreads. When comparable sales are available, these are used to validate the models used. Other available industry data, such as information regarding defaults and deferrals, are incorporated into the expected cash flows.

Bonds held to maturity

Securities held to maturity are not measured at fair value on a recurring basis. However, securities deemed other-than-temporarily impaired are measured at fair value. The fair value measurement of such securities is obtained from an independent firm and is based on a valuation model that incorporates various assumptions market participants would use to value the securities, such as current interest rates, estimated credit and liquidity spreads, conditional default and loss severity rates, and available credit support. Since some of these assumptions are unobservable in the current market environment, the fair value measurement of other-than-temporarily impaired securities held to maturity is considered a Level 3 measurement.

Loans

Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired (see Note 1) may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. Independent appraisals are obtained that utilize one or more valuation methodologies - typically they will incorporate a comparable sales approach and an income approach. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recent appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.

Real estate held for sale

Real estate and other property acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management's comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 follows:

	Recurring Fair Value at December 31, 2019
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio available for sale	$—	$—	$16,055,937	$16,055,937

Information regarding the fair value of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 follows:

	Nonrecurring Fair Value at December 31, 2020
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$4,650,372	$4,650,372
Impaired loans	$—	$—	$5,004,424	$5,004,424
Real estate held for sale	$—	$—	$428,996	$428,996

	Nonrecurring Fair Value at December 31, 2019
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Impaired loans	$—	$—	$4,557,326	$4,557,326
Real estate held for sale	$—	$—	$651,398	$651,398

During 2020, bonds held to maturity with a carrying value of $5,484,988 were written down to their fair value of $4,650,372 since this impairment was deemed to be other than temporary. As a result, an impairment charge of $834,226 was included in earnings for the year ended December 31, 2020.

During 2020, loans with a carrying amount of $6,498,421 were considered impaired and were written down to their estimated fair value of $5,004,424 by recognizing a specific valuation allowance of $1,493,996. During 2019, loans with a carrying amount of $5,986,813 were considered impaired and were written down to their estimated fair value of $4,557,326 by recognizing a specific valuation allowance of $1,429,487.

Real estate held for sale is recognized at fair value, less costs to sell. Impairment charge of $118,232 and $10,617 were recognized in earnings for the years ended December 31, 2020 and 2019, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements at December 31, 2020 and 2019:

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

December 31, 2020
Bond Portfolio	$4,650,372	Market or Income Approach	Discount to Appraised Values	10-20%
Impaired Loans	$5,004,424	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$428,996	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2019
Impaired Loans	$4,557,326	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$651,398	Market or Income Approach	Discount to Appraised Values	10-20%

The carrying value and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Carrying Value at December 31, 2020
Cash and equivalents	$87,702	$—	$—	$87,702

Accounts receivable	101,532	—	—	101,532
Interest receivable	242,019	—	—	242,019
Mortgage loans receivable	—	—	16,605,967	16,605,967
Bond portfolio	—	—	18,100,711	18,100,711
Line of credit	2,288,000	—	—	2,288,000
Secured investor certificates	—	23,916,500	—	23,916,500
Totals	$2,719,253	$23,916,500	$34,706,678	$61,342,431

	December 31, 2019
	Level 1	Level 2	Level 3	Carrying Value at December 31, 2019
Cash and equivalents	$191,987	$—	$—	$191,987
Accounts receivable	125,539	—	—	125,539
Interest receivable	185,190	—	—	185,190
Mortgage loans receivable	—	—	20,717,058	20,717,058
Bond portfolio	—	—	16,055,937	16,055,937
Line of credit	1,445,000	—	—	1,445,000
Secured investor certificates	—	26,850,000	—	26,850,000
Totals	$1,947,716	$26,850,000	$38,481,114	$67,278,830

Limitations

The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

4. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At December 31, 2020, the Company had mortgage loans receivable totaling $18,298,779. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.68% at December 31, 2020. At December 31, 2019, the Company had mortgage loans receivable totaling $22,425,178. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.86% at December 31, 2019.

The Company has a portfolio of secured church bonds at December 31, 2020 and 2019, which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled $18,934,937 at December 31, 2020 with a weighted average interest rate of 6.70% and $16,713,937 at December 31, 2019 with a weighted average interest rate of 6.43%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $834,226 and $658,000 for the years ended December 31, 2020 and 2019, respectively primarily for the First Mortgage Bonds issued by Agape Assembly Baptist Church and Soul Reapers Worship Center. These bond series in the aggregate constitute approximately 10.17% and 6.13% of the bond portfolio at December 31, 2020 and 2019, respectively. The Company had maturities and redemptions of bonds of approximately $251,000 and $1,137,000 for the years ended December 31, 2020 and 2019, respectively.

The contractual maturity schedule for mortgage loans receivable and the bond portfolio as of December 31, 2020, is as follows:

	Mortgage Loans	Bond Portfolio

2021	$ 825,073	$ 283,000
2022	1,060,158	144,000
2023	735,480	275,000
2024	1,735,211	471,000
2025	1,258,901	261,000
Thereafter	12,683,956	17,630,937
	18,298,779	18,934,937
Less loan loss and other than temporary impairment on bonds allowance	(1,493,996)	(834,226)
Less deferred origination fees	(198,816)	___-____
Totals	$16,605,967	$18,100,711

The Company currently owns $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. The Company, along with all other bondholders, has a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. The Company accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding. The reorganization plan has been accepted by a majority of the bondholders. However, the trustee has not finalized the plan as of December 31, 2020.

The Company currently owns $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, the Company expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. The Company has not received any quarterly interest payments from the issuer for the year ended December 31, 2020.

The Company did restructure one loan during the year ended December 31, 2020 and none for the year ended December 31, 2019, respectively. A summary of loans restructured or modified as of December 31, 2020 and 2019 are shown below. All of the loans shown, except one, are currently performing under the terms of the modifications for their mortgage obligations. The non-performing loan is a second mortgage loan with a current unpaid principal balance of approximately $45,000. This loan has been declared to be in default.

	December 31, 2020

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	7	$4,696,544	8.193%	$3,523,123	6.059%

	December 31, 2019

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,100,544	7.892%	$3,185,720	5.58%

5. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.19% and 6.33% for the years ended December 31, 2020 and 2019, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $1,007,000 and $793,000 for the years ended December 31, 2020 and 2019, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at December 31, 2020 is as follows:

2021	$ 2,168,000
2022	1,042,000
2023	3,404,000
2024	1,396,000
2025	1,093,000
Thereafter	14,813,500
$23,916,500
Less deferred offering costs	(769,178)
Totals	$23,146,782

The Company’s current certificate offering terminated November 6, 2020. As a result, no new secured investor certificates are not being offered and instead the Company is financing loan requests and liquidity needs through loan and bond payments received and its line of credit.

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $284,000 and $323,000 for years ended December 31, 2020 and 2019, respectively.

7. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $2,288,000 and $1,145,000 for the years December 31, 2020 and 2019, respectively. The interest rate on the Note is the prevailing London Interbank Offering Rate (LIBOR) plus 2.70%. On January 20, 2021, the revolving loan was extended through January 19, 2022.

8. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2020, the Company had pretax loss of $(125,859) and distributions to shareholders in the form of dividends during the tax year of $134,176. In 2019, the Company had pretax income of $57,786 and distributions to shareholders in the form of dividends during the tax year of $486,562. The Company paid out 100% of taxable income in dividends in 2020 and 2019.

The Company has federal and Minnesota net operating loss carryforwards of approximately $2,600,000. The federal losses start to expire in 2034 and the Minnesota losses start to expire in 2029. The carrying amounts of some assets differ for tax basis than book basis. At December 31, 2020 and 2019, the cumulative tax basis in the Company’s assets and liabilities exceeded book basis by approximately $1,934,000 and $1,960,000, respectively. The Company has no deferred tax assets or liabilities on its balance sheet.

