Form 10-Q
period 2021-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2021-08-13
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2021
Common Stock, $0.01 par value per share	1,676,598 shares

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statements of Operations…….………………………………………………………	F-4 – F-5

Statements of Shareholders’ Equity…………………………………………………	F-6

Statements of Cash Flows……..……………………………………………………..	F-7 - F-8

Notes to Financial Statements ………………………………………………………….	F-9 -F-20

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	26

Items 4. Controls and Procedures…………..…………………………………………	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	28

Item 1A. Risk Factors…………………………………………………………………...	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	28

Item 3. Defaults Upon Senior Securities………………………………………..…….	28

Item 4. Mine Safety Disclosures……………………..…………………………..……	28

Item 5. Other Information…………………………………………………………….	28

Item 6. Exhibits……………………………………………….……………………….	28

Signatures………………………………………………….…………………..………	30

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

June 30, 2021

AMERICAN CHURCH MORTGAGE COMPANY
Balance Sheets

ASSETS	June 30, 2021	December 31, 2020
	(unaudited)

Assets
Cash and cash equivalents	$62,962	$87,702
Accounts receivable	90,122	101,532
Interest receivable	99,888	242,019
Prepaid expenses	13,910	7,796

Mortgage Loans Receivable, net of allowance for loan losses $1,515,038 and $1,493,996 at June 30, 2021 and and December 31, 2020 and deferred origination fees
of $160,833 and $198,816 at June 30, 2021 and December 31, 2020, respectively	14,653,155	16,605,967

Bond Portfolio	17,792,166	18,100,711

Real Estate Held for Sale	328,996	428,996
Total Assets	$33,041,199	$35,574,723

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2021	December 31, 2020
	(unaudited)

Liabilities
Accounts payable	$538	$14,400
Management fee payable	21,711	22,908
Line of Credit	1,078,000	2,288,000
Dividends payable	—	16,766

Secured Investor Certificates, Series B	5,276,500	6,022,500
Secured Investor Certificates, Series C	6,056,000	6,127,000
Secured Investor Certificates, Series D	7,980,000	8,029,000
Secured Investor Certificates, Series E	3,738,000	3,738,000

(Less) Deferred Offering Costs, net of accumulated amortization of $758,242 and $1,066,068 at June 30, 2021 and
December 31, 2020, respectively	(722,125)	(769,178)
Total liabilities	23,428,624	25,489,396

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares, issued and outstanding,
1,676,598 shares at June 30, 2021 and December 31, 2020, respectively	16,766	16,766
Additional paid-in capital	19,111,060	19,111,060
Accumulated deficit	(9,515,251)	(9,042,499)
Total stockholders’ equity	9,612,575	10,085,327

Total liabilities and stockholders' equity	$33,041,199	$35,574,723

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Operations

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)

Interest and Loan Fee Income	$986,100	$1,232,224

Interest Expense	821,512	902,325

Net Interest Income	164,588	329,899

Provision for losses on mortgage loans receivable	21,042	47,708

Net Interest Income after Provision for Losses on Mortgage Loans	143,546	282,191

Operating Expenses
Other than temporary impairment on bond portfolio	223,545	35,000
Other operating expenses	375,987	309,333
	599,532	344,333

Net (Loss)	$(455,986)	$(62,142)

Basic and Diluted Loss Per Share	$(0.27)	$(0.04)

Dividends Declared Per Share	$0.01	$0.05

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,598	1,677,198

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Operations

	For the Three Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)

Interest and Loan Fee Income	$387,569	$604,247

Interest Expense	407,247	438,835

Net Interest Income	(19,678)	165,412

Provision for losses on mortgage loans receivable	13,943	64,284

Net Interest Income after Provision for Losses on Mortgage Loans	(33,621)	101,128

Operating Expenses
Other than temporary impairment on bond portfolio	171,263	35,000
Other operating expenses	146,513	196,672
	317,776	231,672

Net (Loss)	$(351,397)	$(130,544)

Basic and Diluted Loss Per Share	$(0.21)	$(0.08)

Dividends Declared Per Share	$—	$0.01

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,598	1,676,598

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity
Unaudited

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,677,798	$16,778	$19,113,458	$(8,782,464)	$10,347,772

Net income	—	—	—	68,402	68,402

Dividends declared	—	—	—	(67,112)	(67,112)

Balance, March 31, 2020	1,677,798	16,778	19,113,458	(8,781,174)	$10,349,062

Re-purchase 1,200 shares	(1,200)	(12)	(2,398)	—	(2,410)

Net loss	—	—	—	(130,544)	(130,544)

Dividends declared	—	—	—	(16,766)	(16,766)

Balance, June 30, 2020	1,676,598	$16,766	$19,111,060	$(8,928,484)	$10,199,342

Balance, December 31, 2020	1,676,598	$16,766	$19,111,060	$(9,042,499)	$10,085,327

Net loss	—	—	—	(104,589)	(104,589)

Dividends declared	—	—	—	(16,766)	(16,766)

Balance, March 31, 2021	1,677,598	16,766	19,111,060	(9,163,854)	$9,963,972

Net loss	—	—	—	(351,397)	(351,397)

Dividends declared	—	—	—	—	—

Balance, June 30, 2021	1,677,598	$16,766	$19,111,060	$(9,515,251)	$9,612,575

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Cash Flows

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)

Cash Flows from Operating Activities
Net (Loss)	$(455,986)	$(62,142)
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	100,000	101,352
Provision for losses on mortgage loans receivable	21,042	47,708
Other than temporary impairment on bond portfolio	223,545	35,000
Amortization of loan origination discounts	(37,983)	(12,600)
Amortization of deferred offering costs	47,053	61,359
Change in assets and liabilities
Accounts receivable	11,410	34,733
Interest receivable	142,131	10,488
Prepaid expenses	(6,114)	4
Accounts payable	(13,862)	(8,361)
Management fee payable	(1,197)	(3,966)
Net cash provided by operating activities	30,039	203,575

Cash Flows from Investing Activities
Net decrease in loans	1,969,753	2,988,752
Investment in bonds	—	(1,721,000)
Procceds from bonds	85,000	122,000
Net cash provided by investing activities	2,054,753	1,389,752

Cash Flows from Financing Activities
Net decrease in secured investor certificates	(866,000)	(1,282,750)
Payments for deferred costs	—	(12,764)
Net change in short term borrowings	(1,210,000)	(246,000)
Dividends paid	(33,532)	(192,947)
Net cash (used for) financing activities	(2,109,532)	(1,734,461)

Net (Decrease) in Cash and Cash Equivalents	(24,740)	(141,134)

Cash and Cash Equivalents - Beginning of Year	87,702	191,987

Cash and Cash Equivalents - End of Year	$62,962	$50,853

Notes to Financial Statements are an integral part of this Statement.

F-7

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Cash Flows - Continued

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)

Supplemental Cash Flow Information

Interest paid	$774,459	$902,325

Noncash Financing Activities

Renewal of secured investor certificates	$149,000	$530,000

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim financial statements contain all normal recurring adjustments necessary to present fairly the financial positions, results of operations, changes in equity and cash flows for the periods presented.

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

June 30, 2021

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

The Company maintains accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in money market funds is not federally insured. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal. The Company has not experienced any losses in such accounts.

Bond Portfolio

Bonds that management has the intent to hold to maturity are classified as held to maturity and recorded at amortized cost. Amortization of premiums and accretion of discounts (if any) are recognized in interest income using the interest method over the estimated lives of the securities.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans for the periods ended June 30, 2021 and 2020.

When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor to the Company will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,776,000 and $2,795,000 exceeded 90 days past due but continued to accrue interest as of June 30, 2021 and December 31, 2020, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $328,996 and $428,996 as of June 30, 2021 and December 31, 2020, respectively.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

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

Income (Loss) Per Common Share

There were no dilutive shares for the periods ended June 30, 2021 and 2020.

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

Notes to Unaudited Financial Statements

June 30, 2021

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

Subsequent Events

The Company has evaluated events and transactions through August 13, 2021, the date the financial statements were available to be issued.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

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

Information regarding the Fair Value Of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of June 30, 2021 and December 31, 2020 follows:

	Nonrecurring Fair Value at June 30, 2021
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$8,196,827	$8,196,827
Impaired loans	$—	$—	$4,934,324	$4,934,324
Real estate held for sale	$—	$—	$328,996	$328,996

	Nonrecurring Fair Value at December 31, 2020
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$4,650,372	$4,650,372
Impaired loans	$—	$—	$5,004,424	$5,004,424
Real estate held for sale	$—	$—	$428,996	$428,996

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

As of June 30, 2021, bonds held to maturity with a carrying value of $9,254,598 were written down to their fair value of $8,196,827 by recognizing an other than temporary impairment of $1,057,771. As of December 31, 2020, bonds held to maturity with a carrying value of $5,484,988 were written down to their fair value of $4,650,372 by recognizing an other than temporary impairment of $834,226.

As of June 30, 2021, loans with a carrying amount of $6,449,362 were considered impaired and were written down to their estimated fair value of $4,934,324 by recognizing a specific valuation allowance of $1,515,038. As of December 31, 2020, loans with a carrying amount of $6,498,421 were considered impaired and were written down to their estimated fair value of $5,004,424 by recognizing a specific valuation allowance of $1,493,996.

Real estate held for sale is recognized at fair value, less costs to sell. Impairment charges of $100,000 and $0 were recognized in earnings for the six month periods ended June 30, 2021 and June 30, 2020, respectively.

The following presents quantitative information about Nonrecurring Level 3 Fair Value Measurements as of June 30, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

June 30, 2021
Bond Portfolio	$8,196,827	Market or Income Approach	Discount to Appraised Values	10-20%
Impaired Loans	$4,934,324	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$328,996	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2020
Bond Portfolio	$4,650,372	Market or Income Approach	Discount to Appraised Values	10-20%
Impaired Loans	$5,004,424	Market or Income Approach	Discount to Appraised Values	10-20%
Real Estate Held for Sale	$428,996	Market or Income Approach	Discount to Appraised Values	10-20%

 The Carrying Values of the company’s Financial Instruments are as follows:

June 30, 2021

	Level 1	Level 2	Level 3	Carrying Value at June 30, 2021
Cash and equivalents	$62,962	$—	$—	$62,962
Accounts receivable	90,122	—	—	90,122
Interest receivable	99,888	—	—	99,888
Mortgage loans receivable	—	—	14,653,155	14,653,155
Bond portfolio	—	—	17,792,166	17,792,166
Line of credit	1,078,000	—	—	1,078,000
Secured investor certificates	—	23,050,500	—	23,050,500

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

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

4. MORTGAGE LOANS RECEIVABLE AND BOND PORTFOLIO

At June 30, 2021, the Company had mortgage loans receivable totaling $16,329,026. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.65% at June 30, 2021. At December 31, 2020, the Company had mortgage loans receivable totaling $18,298,779. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.68% at December 31, 2020.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

At June 30, 2021, the Company reserved $1,515,038 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The total principal amount of these fourteen loans totaled approximately $6,449,000 at June 30, 2021. At December 31, 2020, the Company reserved $1,493,996 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The total principal amount of these fourteen loans totaled approximately $6,498,000 at December 31, 2020.

A summary of transactions in the Allowance For Mortgage Loans for the six month period ended June 30, 2021 and 2020 is as follows:

Balance at December 31, 2020	$1,493,996
Provisions for loan losses	21,042
Loan charge-offs	—
Balance at June 30, 2021	$1,515,038

Balance at December 31, 2019	$1,429,487
Provisions for loan losses	47,708
Loan charge-offs	—
Balance at June 30, 2020	$1,477,195

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $588,787 and were considered impaired and written down to their estimated fair value of $36,871 as of June 30, 2021. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $551,916 as of June 30, 2021.

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $588,787 and were considered impaired and written down to their estimated fair value of $37,771 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $551,016 as of December 31, 2020.

The outbreak of COVID-19 has affected churches due to shelter-in-place directives which has ceased or greatly curtailed social gatherings such as church worship services. The Company’s borrowers have experienced financial duress during the COVID-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company has provided some temporary relief by allowing its borrowers to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). The Company provided nine churches totaling approximately $3,209,000, in principal outstanding, ninety days interest only payments and five churches totaling approximately $2,618,000, in principal outstanding, one-month forbearance of their mortgage payments. As of June 30, 2021, all churches, except one, have returned to full monthly amortization payments. The one church totaling approximately $217,000, in principal outstanding, has remained on interest only payments. This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers and missed bond payments on the bonds owned by the Company which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders. The future impact of COVID-19 on the Company’s investments or operations cannot be reasonably estimated at this time.

The Company has a portfolio of secured church bonds at June 30, 2021 and December 31, 2020, which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 3.75% to 9.75%. The aggregate par value of secured church bonds equaled $18,849,937 at June 30, 2021 with a weighted average interest rate of 6.76% and $18,934,937 at December 31, 2020 with a weighted average interest rate of 6.70%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $1,057,771 and $834,226 as of June 30, 2021 and December 31, 2020, respectively. The Company had maturities and redemptions of bonds of approximately $85,000 and $122,000 for the periods ended June 30, 2021 and June 30, 2020, respectively.

The Contractual Maturity Schedule for Mortgage Loans Receivable and the Bond Portfolio as of June 30, 2021, is as follows:

	Mortgage Loans	Bond Portfolio

July 1, 2021 through December 31, 2021	$ 477,906	$ 197,000
2022	973,881	144,000
2023	641,411	275,000
2024	1,632,646	471,000
2025	1,147,071	261,000
Thereafter	11,456,111	17,501,937
	16,329,026	18,849,937
Less loan loss and other than temporary impairment on bonds allowance	(1,515,038)	(1,057,771)
Less deferred origination fees	(160,833)
Totals	$14,653,155	$17,792,166

Total other than temporary impairment related to the bond portfolio was $1,057,771 and $834,226 as of June 30, 2021 and December 31, 2020, respectively. During the periods ended June 30, 2021, and June 30, 2020, the Company recognized impairment losses of $223,545 and $35,000, respectively. The fair value of these securities was $8,196,827 and $4,650,372 as of June 30, 2021 and December 31, 2020, respectively.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

Below is a rollforward of the amount of other than Temporary Impairment Related to Credit Loss that has been recognized in earnings as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020

Beginning Balance	$834,226	$658,000
Additions to other than temporary impairment	__223,545	35,000
Ending Balance	$1,057,771	$693,000

The Company did not restructure any loans during the period ended June 30, 2021 and restructured one loan during the year ended December 31, 2020. A summary of loans re-structured or modified for the as of June 30, 2021 and December 31, 2020 are shown below. All of the loans, except two, are currently performing under the terms of the modifications for their mortgage obligations. The first loan that is not performing under the modification agreement is a second mortgage loan with a current unpaid principal balance of approximately $45,000. This loan has been declared to be in default. The second loan is a first mortgage loan with an outstanding balance of $378,000. The Church is no longer holding services due to COVID-19 and has agreed to list the building for sale.

	June 30, 2021

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	7	$4,696,544	8.127%	$3,511,012	6.458%

	December 31, 2020

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	7	$4,696,544	8.193%	$3,523,123	6.059%

5. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.14% and 6.19% as of June 30, 2021 and December 31, 2020, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $149,000 and $530,000 as of June 30, 2021 and June 30, 2020,

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2021

respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated maturity schedule for the secured investor certificates at June 30, 2021 is as follows:

July 1, 2021 through December 31, 2021	$ 1,153,000
2022	1,042,000
2023	3,404,000
2024	1,403,000
2025	1,093,000
Thereafter	14,955,500
$23,050,500
Less deferred offering costs	(722,125)
Totals	$22,328,375

6. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common ownership and common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. The board members of the Company approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $137,000 and $145,000 for the periods ended June 30, 2021 and June 30, 2020, respectively.

7. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $3,000,000 revolving loan (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement, and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the Revolving Loan and has an outstanding balance of $1,078,000 and $2,288,000 as of June 30, 2021 and December 31, 2020, respectively. The interest rate on the Revolving Loan is based on the Wall Street Journal U.S. Prime Rate plus 1.00%. The Revolving Loan matures on January 19, 2022.

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

We currently have forty-five mortgage loans aggregating $16,329,026 in principal amount and a first mortgage bond portfolio with par values aggregating $18,849,937. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

2021 Six Months Ended June 30, 2021 Compared to 2020 Six Months Ended June 30, 2020

Our net loss for the six months ended June 30, 2021 and 2020 was $455,986 and $62,142 respectively, on total interest and other income of approximately $986,000 and $1,232,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2021, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 7.65%. Our bond portfolio has an average current yield of 6.76% as of June 30, 2021. As of June 30, 2020, the average, principal-adjusted interest rate on our portfolio of loans was 7.69% and our portfolio of bonds had an average current yield of 6.83%. The decrease in interest income was due to the reduced interest income on our mortgage loans and bonds.

Interest expense was approximately $822,000 and $902,000 for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense was due to the decrease in the outstanding balance of our Secured Investor Certificates. Net interest margin decreased from 26.77% to 16.69% resulting primarily from an decrease in interest income of approximately 19.97%.

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

Allowance for losses on mortgage loans receivable increased to $1,515,038 as of June 30, 2021 compared to $1,493,996 as of December 31, 2020. We recorded $21,042 provision for losses on loans during the period ended June 30, 2021 compared to $47,708 for the period ended June 30, 2020. At June 30, 2021, we provided approximately $1,515,000 allowance for loan loss reserve for fourteen mortgage loans. Nine are three or more mortgage payments in arrears of which two loans are declared to be in default. At December 31, 2020, we provided approximately $1,494,000 allowance for loan loss reserve for fourteen mortgage loans, of which nine were three or more mortgage payments in arrears of which two were declared to be in default.

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

Operating expenses for the six months ended June 30, 2021 increased to approximately $600,000 compared to $344,000 for the six months ended June 30, 2020. The increase was the result of an increase for additional impairment on our bond portfolio and real estate held for sale.

2021 Second Quarter Compared to 2020 Second Quarter

The Company had a net loss of approximately $351,000 for the three months ended June 30, 2021 compared to a net loss of approximately $131,000 for the three months ended June 30, 2020, on total interest and other income of approximately $388,000 and $604,000, respectively. Interest expense was approximately $407,000 and $439,000 for the three months ended June 30, 2021 and 2020, respectively. The decrease in net interest income from the prior three month period was approximately $185,000.

Operating expenses for the three months ended June 30, 2021 increased to approximately $318,000 compared to $232,000 at June 30, 2020. The increase in operating expenses was due to an increase in other than temporary impairment on our bond portfolio.

Mortgage Loans and Bond Portfolio

No new loans were funded and no bonds were purchased during the six months ended June 30, 2021. Two new bridge loans were funded during the six months ended June 30, 2020 for approximately $737,000. A bridge loan typically has a maturity of one year or less. We purchased $1,721,000 in bonds during the six months ended June 30, 2020.

We currently own $4,321,000 First Mortgage Bonds issued by The Greater Traveler’s Rest Baptist Church, Inc. (“GTR”) located in Decatur, Georgia. The total principal amount of First Mortgage Bonds issued by GTR is $12,125,000. GTR has defaulted on its interest and principal payments to bondholders. We, along with all other bondholders have a superior lien over all other creditors. We have not received any quarterly interest payments from the issuer for the period ended June 30, 2021. The trustee has notified us they are working on a “work-out” plan with the Church.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the six month period ended June 30, 2021 and for the year ended December 31, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.54 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826.

The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. We accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding. The reorganization plan has been accepted by a majority of the bondholders. However, the trustee has not finalized the plan as of June 30, 2021.

We currently own $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, we expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. We have not received any quarterly interest payments from the issuer for the six month period ended June 30, 2021 and for the year ended December 31, 2020.

We currently own $691,000 First Mortgage Bonds issued by North Carolina College of Theology (“NCCT”) located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by NCCT is $1,643,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, we expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. We have not received any quarterly interest payments from the issuer for the six month period ended June 30, 2021 and for the year ended December 31, 2020. The trustee has stated they have sold the parsonage owned by the Church and are determining how to distribute the proceeds to bondholders.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional $100,000 and $0 impairment on our real estate held for sale for the six month period ended June 30, 2021 and 2020, respectively.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under accounting principles generally accepted in the United States. We did not earn any  origination fees for the six months ended March 31, 2021 and 2020, respectively.

We did not pay any dividends to shareholders for the quarter ended June 30, 2021. This is the first quarter in which we did not make a dividend payment since we commenced active business operations on April 15, 1996. We paid 99 consecutive dividends prior to the second quarter ended June 30, 2021.

We paid a dividend of $.01 for each share held of record on April 28, 2021. The dividend, which was paid April 30, 2021, represents a 0.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of June 30, 2021 are primarily comprised of our secured investor certificates.

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

During the six months ended June 30, 2021, total assets decreased by approximately $2,534,000 due to a decrease in our loan portfolio. Liabilities decreased by approximately $2,061,000 for the six months ended June 30, 2021, due to a decrease in our secured investor certificates outstanding and our line of credit outstanding.

For the six months ended June 30, 2021, net cash provided by operating activities decreased to approximately $30,000 from $204,000 from the comparative period ended June 30, 2020, primarily due to losses on operations.

For the six months ended June 30, 2021, net cash provided by investing activities was approximately $2,055,000 compared to $1,390,000 from the comparative six months ended June 30, 2020, due to a increase in collections from our mortgage loans.

For the six months ended June 30, 2021, net cash (used for) financing activities increased to approximately $(2,110,000) from $(1,735,000) for the comparative six months ended June 30, 2020, primarily due to the pay-down on our line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2021. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
F-28

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2021 filed with the Securities and Exchange Commission on August 13, 2021, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2021 and 2020; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       August 13, 2021

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

F-30