Form 10-K
period 2021-12-31
AMERICAN CHURCH MORTGAGE CO
filed 2022-03-29
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-25919

AMERICAN CHURCH MORTGAGE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1793975
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10400 Yellow Circle Drive, Suite 102 Minnetonka, MN	55343
Address of Principal Executive Offices	Zip Code

(952) 945-9455

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	ACMC	None

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,214,007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at March 29, 2022
Common Stock, $0.01 par value per share	1,676,598 shares

Our Class A Common Stock, $.01 par value per share, has traded on the over-the-counter market Pink Sheets at certain isolated times under the symbol “ACMC.PK”

Documents Incorporated by Reference

Portions of the Company’s Proxy Statement to be delivered to its shareholders in connection with the Company’s 2022 Annual Meeting of shareholders, which the Company plans to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report, are incorporated by reference in Part III of this report (Items 10, 11, 12, 13 and 14).

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

General

We are a Minnesota corporation incorporated on May 27, 1994. We operate as a Real Estate Investment Trust (“REIT”) and are engaged in the business of making mortgage loans to churches and other non-profit religious organizations throughout the United States. The principal amount of loans we offer ranges from $100,000 to $2,000,000. We may also invest up to 40% of our Average Invested Assets in mortgage secured debt securities (bonds) issued by churches and other non-profit religious organizations. Between the date upon which we began active business operations (April 15, 1996) and December 31, 2021, we have made 201 loans to 171 churches totaling $109,203,100, with the average principal amount of such loans being approximately $543,000. Of the 201 loans we have made, 137 loans totaling $93,819,424 have been repaid early by the borrowing churches. We also own, as of December 31, 2021, approximately $18,093,000 principal amount of Church Bonds (hereinafter defined). At no time have we paid a premium for any of the bonds in our portfolio. Subject to the supervision of our Board of Directors, our day to day business operations are managed by Church Loan Advisors, Inc. (the “Advisor”), which provides investment advisory and administrative services to us. The principals of the Advisor include principals of American Investors Group, Inc., (“American”) a FINRA member broker-dealer, which has served as underwriter of the public offerings of our common stock, as well as our public offerings of secured investor certificates. American withdrew its membership with FINRA effective July 31, 2020, citing COVID-19 as one of the primary reasons affecting its future business to provide church loan financings.

The Company’s Business Activities

Our business is managed by the Advisor. We have no employees, but we do have two executive officers. The Advisor's affiliate, American was engaged since 1987 in the business of underwriting first mortgage bonds for churches throughout the United States. In underwriting church bonds, American reviewed financing proposals, analyzed prospective borrowers’ financial capability, and structured, marketed and sold, mortgage-backed securities which are debt obligations (bonds) of such borrowers to the investing general public. Since its inception, American had underwritten approximately 323 church bond financings, in which approximately $584,867,000 in first mortgage bonds and sold to public investors. The average size of single church bond financings underwritten by American since its inception is approximately $1,811,000.

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

We have established a $4 million-dollar line of credit with a local bank, amended to $3,000,000, with a current outstanding balance of $300,000 at December 31, 2021. In addition, we may borrow up to 300% of our shareholders’ equity (in the absence of a satisfactory showing that a higher level of borrowing is appropriate; any excess in borrowing over such 300% level must be approved by a majority of the Independent Directors and disclosed to shareholders in the next quarterly report along with justification for such excess) to make loans regardless of our capacity to (i) sell our securities on a continuing basis, or to (ii) reposition assets from the maturity or early repayment of mortgage loans in our secured investor certificates, minus reserves for operating expenses, and bad-debt reserves, as determined by the Advisor. Cash resources available to us for lending purposes include, in addition to the net proceeds from any future sales of our common stock, secured investor certificates (if any) or other debt securities, (i) principal repayments from borrowers on loans made by us and (ii) funds borrowed under any line of credit arrangement.

Public Offerings - Secured Investor Certificates

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. As of December 31, 2021, we sold 3,738 Series E Secured Investor Certificates totaling $3,738,000. The offering expired on November 6, 2020.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. As of December 31, 2021, approximately 7,797 Series D certificates had been issued and were outstanding for $7,797,000. The offering terminated in August 2017.

Previously, we offered Series A, Series B and Series C secured investor certificates, at various maturities and interest rates. The weighted average interest rate on all outstanding certificates was 6.12% and 6.19% for the years ended December 31, 2021 and 2020, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals of secured investor certificates totaled approximately $530,000 and $1,007,000 for the years ended December 31, 2021 and 2020, respectively. There were no Series A secured investor certificates outstanding as of December 31, 2021 and 2020. There were $4,766,500 and $6,022,500 representing 4,767 and 6,023 in outstanding Series B secured investor certificates as of December 31, 2021 and 2020, respectively and there were $5,977,000 and $6,127,000 representing 6,127 and 6,127 in outstanding Series C secured investor certificates at December 31, 2021 and 2020, respectively. All secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same stated value as the certificates. In addition, the secured investor certificates have certain financial and non-financial covenants, as set forth in each Series’ respective trust indenture.

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

The Advisory Agreement is renewable annually by us for one-year periods, subject to our determination, including a majority of the Independent Directors, that the Advisor's performance has been satisfactory and that the compensation paid the Advisor has been reasonable. The Advisory Agreement was last approved by the Board of Directors (including a majority of the Independent Directors) as of January 25, 2022. We may terminate the Advisory Agreement with or without cause upon 60 days written notice to the Advisor. Upon termination of the Advisory Agreement by either party, the Advisor may require us to change our name to a name that does not contain the word "American," "America" or the name of the Advisor or any approximation or abbreviation thereof, and that is sufficiently dissimilar to the word "America" or "American" or the name of the Advisor as to be unlikely to cause confusion or identification with either the Advisor or any person or entity using the word "American" or "America" in its name. Our Board of Directors shall determine that any successor Advisor possesses sufficient qualifications to perform the advisory function for us and justify the compensation provided for in its contract with us.

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

Our bylaws provide that the Independent Directors are to determine at least annually the reasonableness of the compensation we pay to our Advisor. The Advisory Agreement was renewed for a one-year period as of January 25, 2022 and the reasonableness of our Advisor’s compensation was reviewed as of this date as well. Factors considered in reviewing the Advisory Fee include the size of the fees of the Advisor in relation to the size, composition and profitability of our loan portfolio, the rates charged by other advisors performing comparable services, the success of the Advisor in generating opportunities that meet our investment objectives, the amount of additional revenues realized by the Advisor for other services performed for us, the quality and extent of service and advice furnished by the Advisor, the quality of our investments in relation to investments generated by the Advisor for its own account, if any, and the performance of our investments.

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

Under Performing and Non-Performing Loans

As of December 31, 2021, we had eight first mortgage loans totaling approximately $3,289,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.

As of December 31, 2021, we held title to one property located in Pine Bluff, Arkansas via deed in lieu of foreclosure, with an outstanding balance totaling $237,760. The Church is still occupying this property and paying rent while trying to either sell the building or obtain refinancing. We foreclosed on another property located in Atlanta, Georgia which we are currently owed $577,663 which amount includes legal fees and out of pocket costs. We have obtained title to the property but have not taken possession due to court proceedings in which the previous owner has filed numerous appeals regarding our foreclosure.

As of December 31, 2020, we had nine first mortgage loans totaling approximately $3,384,000 that are three or more monthly payments in arrears. We may incur a loss if these borrowers are unable to bring their payments current and we are compelled to foreclose on their properties. We received full payment on one of these loans totaling approximately $45,000 in 2021. We also sold one of the properties which is expected to close in the first quarter of 2022 for less than what we are owed. We may be unable to dispose of the foreclosed properties on terms that enable us to recoup our expenses and outstanding balances.

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

Operations

Our operations are currently located in the 3,000 square foot offices of the Advisor’s affiliate, Church Loan Advisors, Inc., 10400 Yellow Circle Drive, Ste. 102, Minnetonka, Minnesota 55343. These facilities are being leased by Church Loan Advisors, Inc. on our behalf. The lease expires November 30, 2022. We are charged $2,500 monthly for our use of these facilities, but are not charged for our use of computers, copying services, telephones, facsimile machines, postage service, office supplies or employee services, since these costs are covered by the advisory fee paid to the Advisor. However, we do pay postage service for costs associated with the distribution of dividends and proxy materials to our shareholders.

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

In 2020, we provided some temporary relief by allowing borrowers to either make interest only payments for a period of 90 days or forgo one monthly mortgage payment (forbearance). We provided nine churches, totaling approximately $3,209,000 in principal outstanding, ninety days interest only payments. We also provided five churches with a total of approximately $2,618,000 in principal outstanding, one-month forbearance of its mortgage payments. As of December 31, 2021, all churches have returned to their regular or restructured monthly mortgage payments.

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

Risks Related to the Shares

Lack of Liquidity and Inconsistent Public Market Price. Our common stock is not currently listed or traded on any exchange. “Pink Sheet” price quotations for our stock under the symbol “ACMC” were made at certain isolated times during 2021 by other broker-dealers at prices as low as $0.94 per share and as high as $1.68 per share. In addition, the market for REIT securities historically has been less liquid than non-real estate types of publicly-traded equity securities. Because of such illiquidity and the fact that the shares would be valued by market-makers (if a material market develops) based on market forces which consider various factors beyond our control, there can be no assurance that the market value of the shares at any given time would be the same or higher than the public purchase price of our shares. In addition, the market price, if a material market develops, could decline if the yields from other competitive investments exceed the actual dividends paid by us on our shares.

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

Real Estate Held for Sale/Description of Properties Acquired through Foreclosure

As of December 31, 2021, we owned two properties which we acquired through the foreclosure process. The first property, located in Atlanta, Georgia had a carrying value of approximately $203,000. We have obtained title to the property but have not taken possession due to court proceedings in which the previous owner has filed numerous appeals regarding our foreclosure. The second property we own is located in Pine Bluff, Arkansas and was acquired via deed in lieu of foreclosure and is available for sale. However, it is currently not listed as we have allowed the church to either obtain financing from another source or list the property for sale. The Church is paying rent while trying to either sell the building or obtain refinancing. We received $10,500 in rental payments from the Church for the year ended December 31, 2021. This property is being carried at the fair value which is approximately $126,000 as of December 31, 2021. The situation with respect to each property is reviewed periodically. The general competitive conditions surrounding the potential sale of our properties are tied, in large part, to the fact that they are special-use properties with variable zoning restrictions. We principally lend to churches, which are commonly exempt from zoning restrictions. However, while a church property may be exempt from zoning restrictions, if it is located in a residential area, it still may only be used as a church, thereby limiting the pool of potential buyers. On the other hand, a church or other property that is zoned for commercial use generally experiences higher demand, as potential buyers can convert the property to their own business use. As such, our properties located in residential areas typically experience less demand than those zoned for commercial use. Both the Pine Bluff, Arkansas and Atlanta, Georgia properties are in a residential area.

Item 3. Legal Proceedings.

There are presently no legal actions against us, pending or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Outstanding Securities

As of December 31, 2021, 1,676,598 shares of our common stock and $22,278,500 in aggregate principal amount of secured investor certificates were issued and outstanding.

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

Our Common Stock, $.01 par value per share, occasionally trades on the over-the-counter market Pink Sheets under the symbol “ACMC.PK”. The following table sets forth the high bid quotation and the low bid quotation as quoted by the Pink Sheets in 2021 and 2020. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We did not purchase or sell any common stock shares in 2021.

	High	Low
Calendar Year 2021
First Quarter	$1.68	$0.94
Second Quarter	$1.64	$1.24
Third Quarter	$1.50	$1.20
Fourth Quarter	$1.30	$1.01

Calendar Year 2020
First Quarter	$2.40	$1.40
Second Quarter	$1.95	$1.51
Third Quarter	$1.70	$0.93
Fourth Quarter	$1.12	$0.53

Holders of Our Common Shares

As of December 31, 2021, we had 423 record holders of our common stock, $.01 par value per share (excluding shareholders for whom shares are held in a “nominee” or “street” name).

We paid dividends on our common stock for the fiscal years ended December 31, 2021 and 2020 as follows:

For Quarter Ended:	Dollar Amount Distributed Per Share:		Annualized Yield Per $10 Share Represented:
	2021	2020	2021	2020
March 31	$.010	$.040	0.40%	1.60%
June 30	$0.00	$.010	0.00%	0.40%
September 30	$0.00	$.020	0.00%	0.80%
December 31	$0.00	$.010	0.00%	0.40%
Totals:	$.010	$.080	0.40%	0.80%

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

From time to time we offer the sale of shares of our common stock or secured investor certificates, the proceeds of which are typically used to fund loans to be made by us. Until we have fully invested such funds into loans, the relative yield generated by sales of our shares, and thus, dividends (if any) to shareholders, could be less than expected. We seek to address this issue by (i) collecting from borrowers an origination fee at the time a loan is made, (ii) timing our lending activities to coincide as much as possible with sales of our securities, and (iii) investing our un-deployed capital in permitted temporary investments that offer the highest yields together with safety and liquidity. However, there can be no assurance that these strategies will improve current yields to our shareholders. In order to qualify for the beneficial tax treatment afforded real estate investment trusts by the Internal Revenue Code, we are required to pay dividends to holders of our shares in annual amounts which are equal to at least 90% of our “real estate investment trust taxable income.” For the fiscal year ended December 31, 2021, we distributed 100% of our taxable income to our shareholders in the form of quarterly dividends. We intend to continue distributing virtually all of such income to our shareholders on a quarterly basis, subject to (i) limitations imposed by applicable state law, and (ii) the factors identified above. The portion of any dividend that exceeds our earnings and profits will be considered a return of capital and will not currently be subject to federal income tax to the extent that such dividends do not exceed a shareholder's basis in their shares. 100% of the dividends paid to shareholders for the tax year 2021 were non-dividend distributions due to the realized (carry-forward) loss totaling approximately $2,574,000 in 2021. We expect dividends paid in 2022 to be 100% non-dividend distributions due to the realized (carry-forward) loss totaling approximately $3,272,000.

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

 Financial Condition

Our total assets decreased from $35,574,723 at December 31, 2020 to $30,697,781 at December 31, 2021. The primary reason for the decrease in total assets from December 31, 2020 through December 31, 2021 was a decrease in our mortgage loans and bond portfolio receivables. Shareholders’ equity decreased from $10,085,327 at December 31, 2020 to $8,773,360 at December 31, 2021. This was primarily due to a net loss of ($1,295,201) and dividends declared and paid totaling $16,766. Our primary liabilities at December 31, 2021 and 2020 were our secured investor certificates, which were $22,278,500 and $23,916,500, respectively. We anticipate that funds from maturing loans and bonds will equal or exceed obligations due on our certificates after 2021. To the extent necessary, we will seek short-term financing or a new working capital facility, including our line of credit with a local bank, to meet any short-term cash requirements.

Comparison of the Fiscal Years ended December 31, 2021 and 2020

The following table shows the results of our operations for fiscal 2021 and 2020:

	For the Year Ended December 31,

Statement of Operations Data	2021	2020

Interest and other income	$1,917,145	$2,543,507
Interest expense	1,591,372	1,776,427
Net interest income	325,773	777,080
Total provision (credit) for losses on mortgage loans	(3,242)	64,509
Net interest income after provision for mortgage loans	329,015	712,571
Operating expenses	1,624,216	838,430
Net (loss)	$(1,295,201)	$(125,859)
Basic and diluted (loss) income per share	$(0.77)	$(0.08)

Results of Operations

Since we began active business operations on April 15, 1996, we have paid 100 consecutive quarterly dividend payments to shareholders through March 31, 2021. These dividend payments have resulted in an average annual return of 4.991% to shareholders who purchased shares at $10 per share in our public offerings of stock. Each loan funded during the quarter generates origination income of which one-half is due and payable to shareholders as taxable income even though origination income is not recognized in its entirety for the period under accounting principles generally accepted in the United States of America (“GAAP”). The other one-half of any origination income generated is due to our Advisor. We anticipate distributing all of our taxable income in the form of dividends to our shareholders in the foreseeable future to maintain our REIT status and to provide income to our shareholders.

Net (loss) for our year ended December 31, 2021 was $(1,295,201) on total interest and other income of $1,917,145 compared to net (loss) of $(125,859) on total interest and other income of $2,543,507 for the year ended December 31, 2020. The decrease in net income was primarily due to the decrease in size of loans outstanding and interest income received from our loan portfolio and non-accrual bonds, an increase in other operating expenses and other than temporary impairment on our bond portfolio.

Net interest income earned on our portfolio of loans was $325,773 for the year ended December 31, 2021, compared to $777,080 for December 31, 2020. The decrease in net interest income was due to the decrease in loans outstanding in our loan portfolio and non-accrual bonds.

Our operating expenses for our fiscal year ended December 31, 2021 were $1,624,216 compared to $838,430 for our year ended December 31, 2020. The increase in operating expenses was primarily a result of an increase in other than temporary impairment on our bond portfolio.

Our Board of Directors declared dividends of $.010 for each share of record on April 28, 2021. Based on the quarter ended March 31, 2021 and assuming a share purchase price of $10.00, the dividends paid represented a 0.40% annual yield in 2021. 100% of the dividends paid to shareholders for the tax year 2021 were non-dividend distributions due to the realized (carry-

forward) loss of approximately $2,574,000. We expect dividends paid in 2022 to be 100% non-dividend distributions due to the realized (carry-forward) losses totaling $3,272,000 for the period ended December 31, 2022.

We choose to distribute income from ongoing operations in the form of dividends to shareholders. As a Real Estate Investment Trust we are required to distribute up to 90% of our taxable income. The table below reflects taxable income, net income from operations, dividend distributions and the effect of the distributions to shareholders for the periods ended December 31, 2021 and 2020. Any amount distributed to shareholders in excess of income from ongoing operations is deemed to be return of principal which results in a reduction of our shareholder equity.

	December 31, 2021	December 31, 2020

Net Taxable (loss) Income	$(1,295,201)	$18,484
Net (Loss) Income From Operations (EBITA)	$(112,926)	$125,317
Total Dividend Distributions	$16,766	$134,176
Principal Distribution	$16,766	$8,859
Number of Shares Outstanding	1,676,598	1,676,598
Amount of Principal Distributed per Share	$0.01	$0.00

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

Currently, our performing bond portfolio comprises 38% of our assets under management. The total principal amount of mortgage- secured debt securities we purchase from churches and other non-profit religious organizations is limited to 40% of our Average Invested Assets. Excluded from this ratio of 40% for the year ended December 31, 2021 are bonds issued of which we hold 100% of the total bonds outstanding. The total principal amount outstanding is approximately $18,093,000 as of December 31, 2021 and was approximately $18,299,000 as of December 31, 2020. We earned approximately $651,000 on our bond portfolio in 2021 and approximately $1,011,000 in 2020.

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

In September 2017, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series E secured investor certificates. The offering was declared effective by the SEC on November 6, 2017. We sold 3,738 Series E secured investor certificates for a total of $3,738,000 for as of December 31, 2021. The offering terminated November 6, 2020.

In July 2014, we filed a registration statement with the Securities and Exchange Commission to offer $10,000,000 worth of Series D secured investor certificates. The offering was declared effective by the SEC on August 12, 2014. The offering was renewed with an effective date of September 23, 2016. The certificates were offered in multiples of $1,000 with interest rates ranging from 4.00% to 6.50%, subject to changing market rates, and maturities from 5 and 7 to 15 years. The certificates are collateralized by certain mortgage loans receivable and church bonds of approximately the same value. As of December 31, 2021, approximately 7,797 Series D certificates had been issued and were outstanding for $7,797,000. The offering terminated in August 2017.

The table below shows the principal amount of loans and bonds to be paid during 2022 and the number of secured investor certificates maturing in 2022. We may need to obtain additional funds from other sources to meet our certificate maturity obligations. One source is the potential sale of bonds in our portfolio. In addition, at December 31, 2021 we held $114,798 in cash and cash equivalents and currently have a $4,000,000, modified to $3,000,000, working line of credit with a local bank of which $2,700,000 was available to us for the year ended December 31, 2021. This facility was extended and expires April 19, 2022.

Fiscal Year 2022

Contractual maturity schedule mortgage loans	$779,884
Contractual maturity schedule bond portfolio	257,000
Total	$1,036,884

Contractual maturity schedule secured investor certificates	1,042,000

Holders of our secured investor certificates may renew certificates at the current rates and terms upon maturity at our discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled $530,000 and $1,007,250 during 2021 and 2020, respectively. These renewals represent 45% and 28% of the maturing certificates for the period ended December 31, 2021 and 2020, respectively. We believe that renewals we offer to maturing certificate holders will reduce the amount of cash needed to pay maturing certificates in fiscal year 2022.

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

At December 31, 2021, we reserved $1,486,434 against twelve mortgage loans, of which eight churches were three or more mortgage payments in arrears and two of the Churches are declared to be in default. At December 31, 2020, we reserved $1,493,996 against fourteen mortgage loans, of which nine churches were three or more mortgage payments in arrears, two were declared to be in default.

The total value of impaired loans, which are loans that are in the foreclosure process or are declared to be in default, was approximately $174,000 and $38,000 at December 31, 2021 and 2020, respectively. We believe that the total amount of non-performing loans is adequately secured by the underlying collateral and the allowance for mortgage loans.

Of the eight loans which were three or more payments in arrears, the first impaired loan has an outstanding balance of $543,822. This loan has been declared in default. The church is located in Detroit, Michigan and is located in an area suffering from urban blight and high crime. This church is located in a commercial area. Therefore, the facility can be converted and used other than as a church. We have reserved against the total outstanding amount of this loan since we have determined that there is little to no value left to recover with regards to the collateral of the property.

The second impaired loan has an outstanding balance of $256,623. The church is located in Raleigh, North Carolina. The church has missed eight mortgage payments since the loan was re-structured in June 2008, the church has missed two payments in 2021. We are working with the church to bring its payments current.

The third impaired loan has an outstanding balance of $294,275. The church is located in Seagoville, Texas. The church has missed seven payments since the loan was funded in August 2006. However, the church did not miss any payments in 2021. We are working with the church to bring its payments current.

The fourth impaired loan has an outstanding balance of $681,749. The church is located in Dallas, Texas. The church has missed six payments since the loan was funded in September 2008. The church missed one payment in 2021. We are working with the church to bring its payments current. This is a commercial property.

The fifth impaired loan has an outstanding balance of $700,191. The church is located in Richmond Hills, Texas. The church has missed numerous payments since the loan was funded in November 2004. However, the church has been making regular payments which are being applied to the arrearage. We are continually working with the church to bring its payments current.

The sixth impaired loan has an outstanding balance of $213,218. The church is located in Kirbyville, Texas. The church has missed three payments since the loan was funded in June 2003. However, the church did not miss any payments in 2021. We are working with the church to bring its payments current.

The seventh impaired loan has an outstanding balance of $221,683. The church is located in Leslie, Georgia. The Church’s loan was restructured in 2018 and the Church has not missed any mortgage payments since the restructure.

The eighth impaired loan has an outstanding balance of $377,761. The church is located in Waterbury, Connecticut. The church is no longer meeting in its current location and the building has fallen into disrepair. The Church has a purchase agreement signed to sell the building for $185,000. We expect the sale to close in the first quarter of 2022. This is a commercial property.

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

The Novel Coronavirus (COVID-19) has recently affected global markets, supply chains, employees of companies, and the communities of our borrowers. Specific to us, COVID-19 may impact various parts of our 2022 operations and financial results including potential reduced revenue caused by new public health mandates including shelter in place orders, material supply chain interruption, economic hardships effecting our borrowers and effects on our workforce. Management believes we are taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as the date of this report.

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

We currently own $4,321,000 First Mortgage Bonds issued by Greater Travelers Rest (“GTR”) located in Decatur, Georgia. The total principal amount of First Mortgage Bonds issued by GTR is $17,390,000. We, along with all other bondholders, have a superior lien over all other creditors. The last correspondence to bondholders was January 22, 2021 in which the trustee agreed to deferment of sinking fund payments since the COVID-19 pandemic caused a significant decrease in giving from the Church membership. The agreement meant that the trustee would not declare an event of default under the terms of the trust indenture as a result of missed sinking fund payments. The trustee and the church entered into a payment plan to get the church current on their sinking fund payments in the first quarter of 2021. If the church keeps with the plan, starting in 2022, the pay-dates should be made on time to the bondholders. We have not been updated as to the status of the payment plan and no interest or principal due to us has been made in 2022.

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2020. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. We accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding. As of December 31, 2021, we have not been updated as to the status of the reorganization plan.

We currently own $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, we expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. We did not receive any quarterly interest payments from the issuer for the year ended December 31, 2021.

We have an aggregate other than temporary impairment of $1,755,504 and $834,226 for our bond portfolio at December 31, 2021 and 2020, respectively, which effectively reduces the bonds to the fair value amount we believe will be recovered.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria for effective control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Based on this assessment, our management concluded that, as of the Evaluation Date, we did not maintain effective internal control over financial reporting as a result of the material weakness described above. We continue to evaluate internal control improvements, particularly related to financial reporting for ongoing changes to our operations and segregation of duties, to provide greater segregation and improve overall internal control.

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

The information required by Item 10 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 28, 2022, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 28, 2022, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 28, 2022, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 28, 2022, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 28, 2022, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Title
3.1	Amended and Restated Articles of Incorporation	1
3.2	Third Amended and Restated Bylaws	2
3.3	Bylaw Interpretation dated July 2, 2019	12
4.1	Description of Common Stock	9
4.3	Supplemental Trust Indenture between the Company and The Herring National Bank dated September 28, 2004	3
4.5	First Supplemental Indenture to 2004 Indenture dated July 2, 2007	2
4.6	Trust Indenture between the Company and Herring Bank dated April 1, 2009	4
4.7	Trust Indenture between the Company and Herring Bank dated August 12, 2014	5
4.8	Trust Indenture between the Company and Herring Bank dated November 6, 2017	10
10.1	Amended and Restated REIT Advisory Agreement with Church Loan Advisors, Inc. dated January 22, 2004	7
10.3	Supplemental Security Agreement between the Company and The Herring National Bank, as Trustee dated September 28, 2004	3
10.4	Security Agreement between the Company and the Herring National Bank, as Trustee dated April 1, 2009	8
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated August 12, 2014	6
10.5	Security Agreement between the Company and Herring Bank, as Trustee dated November 6, 2017	11
10.6	Second Amendment to Loan by and between American Church Mortgage Company and Alerus Financial, N.A., dated January 20, 2021	13
10.7	Promissory Note between American Church Mortgage Company and Alerus Financial N.A., dated January 20, 2021	14
23.1	Consent of Independent Registered Public Accounting Firm	9
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	9
32.1	Certification of the Chief Executive Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*	9
32.2	Certification of the Chief Financial Officer Pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*	9
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended on 2021 filed with the Securities and Exchange Commission on March 31, 20221, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheets at December 31, 2021 and 2020; (ii) Statements of Operations for the year ended December 31, 2021 and 2020; (iii) the Statements of Cash Flows for the year ended December 31, 2021 and 2020; and (iv) the Notes to Financial Statements.	9

 *Furnished, not filed

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A (File No. 000-25919), filed April 30, 1999.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11/A (File No. 333-116919), filed September 29, 2004.
(4)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(5)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-197326), filed August 12, 2014.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A, filed August 1, 2007.
(8)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Prospectus Supplement (filed April 1, 2009) to Registration Statement on Form S-11 (File No. 333-154831), filed October 30, 2008.
(9)	Incorporated herein
(10)	Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(11)	Incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-11 (File No. 333-220531).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, filed July 2, 2019.
(13)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2021.
(14)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 27, 2021.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2022	AMERICAN CHURCH MORTGAGE COMPANY
	By:	/s/ Philip J. Myers
Philip J. Myers
(Chief Executive Officer and President)

	By:	/s/ Scott J. Marquis
Scott J. Marquis
(Chief Financial Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Philip J. Myers	Date:	03/29/2022
Philip J. Myers
Chief Financial Officer, President and Director

By:	/s/ Michael G. Holmquist	Date:	03/29/2022
Michael G. Holmquist, Director

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Financial Statements

As of and for the Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm (WIPFLI, LLP -PCAOB ID: 344

WIPFLI, LLP

Minneapolis, Minnesota

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

American Church Mortgage Company

Minnetonka, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Church Mortgage Company (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, except for the effects of the adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the valuation of impaired bonds, as described below, the financial statements referred to above present fairly, in all material respects, the financial position of American Church Mortgage Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

We were not able to obtain sufficient valuation evidence of the Company’s impaired bond portfolio stated at $7,142,094 at December 31, 2021, or its impairment charge of $940,021, which is included in net loss for the year then ended as described in Note 5 to the financial statements; nor were we able to satisfy ourselves as to the carrying value of impaired bonds or impairment by other auditing procedures.

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

Except as discussed above, we conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Loan Losses on Mortgage Loans Receivable

As discussed in Note 2 to the financial statements, the Company’s loan policy calls for an allowance for estimated uncollectible loans based on an evaluation of the current status of the loan portfolio. As of December 31, 2021, the outbreak of the novel coronavirus has adversely affected many industries generally and specifically has prevented or inhibited the in-person gathering of church congregations which impacts the ability of churches and other non-profit religious organizations normal methods of worship, potentially causing a decline in church membership and corresponding member offerings.

We identified the assessment of the mortgage loans receivable valuation as of December 31, 2021 as a critical audit matter. The impact the coronavirus had on the valuation of the mortgage receivable loan portfolio included a high degree of audit effort and auditor judgment. The allowance for loan loss totaled $1,486,434 as of December 31, 2021 and was determined using the Company’s loan policy to reserve against loans that have cumulative interruptions in the normal payment schedule.

The following are the primary procedures we performed to address this critical audit matter:

•	We tested the completeness and accuracy of the data used by management in calculating the allowance for loan losses.
•	We tested the payment history for a selection of loans within the loan portfolio in conjunction with our evaluation of problem loans.

Other-Than-Temporary Impairment on Bond Portfolio

As discussed in Note 2 to the financial statements, the Company estimates other-than temporary impairment losses on the bond portfolio.  Management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the interest and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2021, the outbreak of the novel coronavirus has adversely affected many industries generally and specifically has prevented or inhibited the in-person gathering of church congregations which impacts the ability of churches and other non-profit religious organizations normal methods of worship, potentially causing a decline in church membership and corresponding member offerings.  Several bond issuers experienced an adverse financial impact, resulting in interrupted interest payments.

We identified the valuation of other-than-temporary impairment on the bond portfolio as of December 31, 2021 as a critical audit matter.  The impact the coronavirus had on the valuation of the other-than-temporary on bond securities included a high degree of audit effort and auditor judgment.  The other-than-temporary impairment totaled $1,755,504 as of December 31, 2021 and was determined using the Company’s bond policy to reserve against bonds that had interruptions in the normal payment schedule.

The following are the primary procedures we performed to address this critical audit matter:

  We obtained correspondence from the bonds’ Trustee, regarding the status of the bond issuances.
  We performed look-back testing to determine how accurate management is in estimating other-than-temporary impairment on bonds that were redeemed during the year ended December 31, 2021.
  We obtained management’s written assessment regarding the status of impaired bond issues.

As discussed above, we were not able to obtain sufficient valuation evidence of the Company’s impaired bond portfolio stated at $7,142,094 at December 31, 2021, or its impairment charge of $940,021, which is included in net loss for the year then ended as described in Note 5 to the financial statements; nor were we able to satisfy ourselves as to the carrying value of the impaired bonds or impairment by other auditing procedures.

We have served as the Company’s auditor since 2019.

March 29, 2022

Minneapolis, Minnesota

AMERICAN CHURCH MORTGAGE COMPANY
Balance Sheets

As of December 31,

ASSETS	2021	2020
	(unaudited)

Assets
Cash and cash equivalents	$114,798	$87,702
Accounts receivable	79,887	101,532
Interest receivable	89,280	242,019
Prepaid expenses	2,317	7,796

Mortgage Loans Receivable, net of allowance for loan loss of $1,486,434 and $1,493,996 and deferred origination fees
of $152,717 and $198,816 at December 31, 2021 and 2020, respectively	13,774,525	16,605,967

Bond Portfolio	16,337,525	18,100,711

Real Estate Held for Sale	328,996	428,996
Total Assets	$30,697,781	$35,574,723

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Balance Sheets

As of December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2021	2020

Liabilities
Accounts payable	$137	$14,400
Management fee payable	21,530	22,908
Line of credit	300,000	2,288,000
Dividends payable	—	16,766

Secured Investor Certificates, Series B	4,766,500	6,022,500
Secured Investor Certificates, Series C	5,977,000	6,127,000
Secured Investor Certificates, Series D	7,797,000	8,029,000
Secured Investor Certificates, Series E	3,738,000	3,738,000

(Less) Deferred Offering Costs, net of accumulated amortization of $804,620 and $1,066,068 at Decembr 31, 2021 and
December 31, 2020, respectively	(675,746)	(769,178)
Total liabilities	21,924,421	25,489,396

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,676,598 shares at December 31, 2021 and December 31, 2020	16,766	16,766
Additional paid-in capital	19,111,060	19,111,060
Accumulated deficit	(10,354,466)	(9,042,499)
Total stockholders’ equity	8,773,360	10,085,327

Total liabilities and stockholders' equity	$30,697,781	$35,574,723

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

Years Ended December 31,

	2021	2020

Interest and Loan Fee Income	$ 1,917,145	$ 2,543,507

Interest Expense	1,591,372	1,766,427

Net Interest Income	325,773	777,080

Provision credit for losses on mortgage loans receivable	(3,242)	64,509

Net Interest Income after Provision for Mortgage Loans	329,015	712,571

Operating Expenses
Other than temporary impairment on bond portfolio	940,021	176,226
Net loss on redemption of bond portfolio	98,164	-
Impairment on real estate held for sale	100,000	134,808
Other operating expenses	486,031	527,396
	1,624,216	838,430

Net (Loss)	(1,295,201)	(125,859)

Basic and Diluted (Loss) Per Share	$ (0.77)	$ (0.08)

Dividends Declared Per Share	$ 0.01	$ 0.08

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,896	1,676,896

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity
Years Ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2019	1,677,798	$16,778	$19,113,458	$(8,782,464)	$10,347,772

Re-purchase 1,200 shares	(1,200)	$(12)	$(2,398)		(2,410)

Net (loss)	—	—	—	(125,859)	(125,859)

Dividends declared	—	—	—	(134,176)	(134,176)

Balance, December 31, 2020	1,676,598	16,766	19,111,060	(9,042,499)	10,085,327

Net (loss)	—	—	—	(1,295,201)	(1,295,201)

Dividends declared	—	—	—	(16,766)	(16,766)

Balance, December 31, 2021	1,676,598	$16,766	$19,111,060	$(10,354,466)	$8,773,360

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows

Years Ended December 31,
2021	2020

Cash Flows from Operating Activities
Net (loss)	$ (1,295,201)	$ (125,859)
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	100,000	134,808
Loss on redemption of bonds	98,164	-
Provision (credit) for losses on mortgage loans	(3,242)	64,509
Other than temporary impairment on bond portfolio	940,021	176,226
Accretion of loan origination fees	(46,099)	(79,818)
Amortization of deferred offering costs	93,432	109,257
Change in assets and liabilities
Accounts receivable	21,645	24,007
Interest receivable	152,739	(56,829)
Prepaid expenses	5,479	5,325
Accounts payable	(14,263)	2,089
Management fee payable	(1,378)	(4,347)
Net cash provided by operating activities	(51,297)	249,368

Cash Flows from Investing Activities
Net decrease in loans	2,910,783	4,126,400
Investment in bonds	-	(2,472,000)
Proceeds from redemption, payoffs and maturities of bonds	724,548	251,000
Proceeds from real estate held for sale	-	87,594
Net cash provided by investing activities	(3,635,331)	1,922,994

Cash Flows from Financing Activities
Net (decrease) in secured investor certificates	(1,638,000)	(2,933,500)
Payments for deferred costs	-	(12,902)
Net change in line of credit	(1,988,000)	843,000
Dividends paid	(33,532)	(243,245)
Net cash (used for) financing activities	(3,659,532)	(2,346,647)

Net Increase (Decrease) in Cash and Cash Equivalents	27,096	(104,285)

Cash and Cash Equivalents - Beginning of Year	87,702	191,987

Cash and Cash Equivalents - End of Year	$ 114,798	$ 87,702

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

	Years Ended December 31,
	2021	2020

Supplemental Cash Flow Information

Interest paid	$ 1,497,940	$ 1,657,169

Noncash Financing Activities

Renewal of secured investor certificates	$ 530,000	$ 1,007,250

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

1. BASIS OF PRESENTATION

The accompanying audited financial statements of American Church Mortgage Company, (the “Company”) were prepared in accordance with instructions for Form 10-K and Regulation S-X and include information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. The most sensitive estimates relate to the realizability of the mortgage loans receivable, the valuation of the bond portfolio and the valuation of real estate held for sale. It is at least reasonably possible that these estimates could change in the near term and that the effect of the change, if any, may be material to the financial statements.

Risks and Uncertainties

The United States and world economies continue to suffer adverse effects from the COVID-19 virus pandemic (“COVID-19”). The impact of the pandemic to the Company has included and may continue to include disruptions or restrictions on employers and contracted agents’ ability to work, reduced demand for new loans and increased repurchase risk of loan or bond defaults. The future impact of the COVID-19 pandemic on the Company cannot be reasonably estimated at this time.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

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

Notes to Financial Statements

December 31, 2021 and 2020

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans for the periods ended December 31, 2021 and 2020.

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,368,000 and $2,795,000 exceeded 90 days past due but continued to accrue interest as of December 31, 2021 and December 31, 2020, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $328,996 and $428,996 as of December 31, 2021 and December 31, 2020, respectively.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

Deferred Financing Costs

The Company defers the costs related to obtaining financing. These costs are amortized over the life of the financing using the straight line method, which approximates the effective interest method.

Income (Loss) Per Common Share

There were no dilutive shares for the periods ended December 31, 2021 and 2020.

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

Subsequent Events

The Company has evaluated events and transactions through March 29, 2022, the date the financial statements were available to be issued.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

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

Bonds held to maturity

Securities held to maturity are not measured at fair value on a recurring basis. However, securities deemed other-than-temporarily impaired are measured at fair value. The fair value measurement of such securities is obtained from various assumptions market participants would use to value the securities, such as current interest rates, estimated credit and liquidity spreads, conditional default and loss severity rates, and available credit support. Since some of these assumptions are unobservable in the current market environment, the fair value measurement of other-than-temporarily impaired securities held to maturity is considered a Level 3 measurement.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

measurements. Fair value measurements prepared internally are based on management's comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the Fair Value Of Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of December 31, 2021 and December 31, 2020 follows:

	Nonrecurring Fair Value at December 31, 2021
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$7,142,094	$7,142,094
Impaired loans	$—	$—	$4,496,970	$4,496,970
Real estate held for sale	$—	$—	$328,996	$328,996

	Nonrecurring Fair Value at December 31, 2020
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$4,650,372	$4,650,372
Impaired loans	$—	$—	$5,004,424	$5,004,424
Real estate held for sale	$—	$—	$428,996	$428,996

As of December 31, 2021, bonds held to maturity with a carrying value of $8,897,598 were written down to their fair value of $7,142,094 by recognizing an other than temporary impairment of $1,755,504. As of December 31, 2020, bonds held to maturity with a carrying value of $5,484,988 were written down to their fair value of $4,650,372 by recognizing an other than temporary impairment of $834,226.

As of December 31, 2021, loans with a carrying amount of $5,983,404 were considered impaired and were written down to their estimated fair value of $4,496,970 by recognizing a specific valuation allowance of $1,486,434. As of December 31, 2020, loans with a carrying amount of $6,498,421 were considered impaired and were written down to their estimated fair value of $5,004,424 by recognizing a specific valuation allowance of $1,493,996.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

Real estate held for sale is recognized at fair value, less costs to sell. Impairment charges of $100,000 and $134,808 were recognized in earnings for the years ended December 31, 2021 and December 31, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements as of December 31, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

December 31, 2021
Bond Portfolio	$7,142,094	Market or Income Approach	Discount to Appraised Values	10-50%
Impaired Loans	$4,496,970	Market or Income Approach	Discount to Appraised Values	10-100%
Real Estate Held for Sale	$328,996	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2020
Bond Portfolio	$4,650,372	Market or Income Approach	Discount to Appraised Values	10-20%
Impaired Loans	$5,004,424	Market or Income Approach	Discount to Appraised Values	10-100%
Real Estate Held for Sale	$428,996	Market or Income Approach	Discount to Appraised Values	10-20%

The Estimated Fair Values and Carrying Values of the Company’s financial instruments are as follows:

December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value at December 31, 2021
Cash and equivalents	$114,798	$—	$—	$114,798
Accounts receivable	79,887	—	—	79,887
Interest receivable	89,280	—	—	89,280
Mortgage loans receivable	—	—	13,744,525	13,744,525
Bond portfolio	—	—	16,337,978	16,337,978
Line of credit	300,000	—	—	300,000
Secured investor certificates	—	22,278,500	—	22,278,500

December 31, 2020

	Level 1	Level 2	Level 3	Carrying Value at December 31, 2020
Cash and equivalents	$87,702	$—	$—	$87,702
Accounts receivable	101,532	—	—	101,532
Interest receivable	242,019	—	—	242,019
Mortgage loans receivable	—	—	16,605,967	16,605,967
Bond portfolio	—	—	18,100,711	18,100,711
Line of credit	2,288,000	—	—	2,288,000
Secured investor certificates	—	23,916,500	—	23,916,500

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

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

4. MORTGAGE LOANS RECEIVABLE

At December 31, 2021, the Company had mortgage loans receivable totaling $15,383,676. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.45% at December 31, 2021. At December 31, 2020, the Company had mortgage loans receivable totaling $18,298,779. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.68% at December 31, 2020.

At December 31, 2021, the Company reserved $1,486,434 for twelve mortgage loans. Eight of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The principal amount of these twelve loans totaled approximately $5,983,000 at December 31, 2021. At December 31, 2020, the Company reserved $1,493,996 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The principal amount of these fourteen loans totaled approximately $6,498,000 at December 31, 2020.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

A summary of transactions in the Allowance for Mortgage Loans for years ended December 31, 2021 and 2020 is as follows:

Twelve Months Ended
Balance at December 31, 2020	$ 1,493,996
Provision (credit) for loan losses	(3,242)
Charge-offs	(4,320)
Balance at December 31, 2021	$ 1,486,434

Twelve Months Ended
Balance at December 31, 2019	$ 1,429,487
Provisions for loan losses	64,509
Balance at December 31, 2020	$ 1,493,996

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $921,583 and were considered impaired and written down to their estimated fair value of $173,900 as of December 31, 2021. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $747,683 as of December 31, 2021.

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $588,787 and were considered impaired and written down to their estimated fair value of $37,771 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $551,016 as of December 31, 2020.

The outbreak of COVID-19 has affected churches due to shelter-in-place directives which ceased or greatly curtailed social gatherings such as church worship services. The Company’s borrowers have experienced financial duress during the COVID-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company has provided some temporary relief by allowing its borrowers to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). The Company provided nine churches totaling approximately $2,552,000, in principal outstanding, ninety days interest only payments and five churches totaling approximately $2,119,000, in principal outstanding, one-month forbearance of their mortgage payments. As of December 31, 2021, all churches, except one, have returned to full monthly amortization payments. The one church totaling approximately $217,000, in principal outstanding, has remained on interest only payments. This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders. The future

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

impact of COVID-19 on the Company’s investments or operations cannot be reasonably estimated at this time. The contractual Maturity Schedule for Mortgage Loans Receivable as of December 31, 2021, is as follows:

Mortgage Loans

2022	$ 779,884
2023	607,505
2024	1,595,826
2025	1,107,088
2026	1,034,196
Thereafter	10,259,177
15,383,676
Less loan loss	(1,486,434)
Less deferred origination fees	(152,717)
Total	$13,744,255

The Company did not restructure any loans during the year ended December 31, 2021 and restructured one loan during the year ended December 31, 2020. A summary of loans re-structured or modified for the year ended December 31, 2021 and 2020 are shown below. All of the loans, except one, are currently performing under the terms of the modifications for their mortgage obligations. This loan is a first mortgage loan with an outstanding balance of $377,761. The Church is no longer holding services due to COVID-19 and has agreed to list the building for sale. This loan has been declared to be in default.

	December 31, 2021

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,196,544	8.101%	$3,415,692	6.431%

	December 31, 2020

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	7	$4,696,544	8.127%	$3,523,123	6.466%

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

5. BOND PORTFOLIO

The Company has a portfolio of secured church bonds at December 31, 2021 and 2020, which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled $18,093,483 at December 31, 2021 with a weighted average interest rate of 6.77% and $18,934,937 at December 31, 2020 with a weighted average interest rate of 6.70%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $1,755,504 and $834,226 as of December 31, 2021 and December 31, 2020, respectively. The Company had maturities and redemptions of bonds of approximately $842,000 and $251,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

The contractual maturity schedule for the bond portfolio as of December 31, 2021, is as follows:

Bond Portfolio

2022	$ 257,000
2023	130,000
2024	455,000
2025	260,000
2026	631,000
Thereafter	16,360,483
18,093,483
Less other than temporary impairment on bond portfolio	(1,755,504)
Totals	$16,337,978

 Total other than temporary impairment related to the bond portfolio was $1,755,504 and $834,226 as of December 31, 2021 and December 31, 2020, respectively. The fair value of these securities was $7,142,094 and $4,650,372 as of December 30, 2021 and December 31, 2020, respectively.

Below is a rollforward of the amount of other than temporary impairment related to credit loss that has been recognized in earnings during the year ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Beginning Balance	$834,226	$658,000
Additions to other than temporary impairment	940,021	176,226
Credit loss realized from redemption of securities	(18,743)	—
Ending Balance	$1,755,504	$834,226

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

6. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.12% and 6.19% for the years ended December 31, 2021 and 2020, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $530,000 and $1,007,000 for the years ended December 31, 2021 and 2020, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The estimated Maturity Schedule for the Secured Investor Certificates at December 31, 2021 is as follows:

2022	$ 1,042,000
2023	3,404,000
2024	1,433,000
2025	1,202,000
2026	747,000
Thereafter	14,450,500
$22,278,500
Less deferred offering costs	(675,746)
Totals	$21,602,754

The Company’s current certificate offering terminated November 6, 2020. As a result, no new secured investor certificates are not being offered and instead the Company is financing loan requests and liquidity needs through loan and bond payments received and its line of credit.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $268,000 and $284,000 for years ended December 31, 2021 and 2020, respectively. In addition, the Company paid to the Advisor rent totaling $30,000 for December 31, 2021. The rent is on a month-to month basis.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Financial Statements

December 31, 2021 and 2020

8. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan, later amended to $3,000,000 (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $300,000 and $2,288,000 for the years December 31, 2021 and 2020, respectively. The interest rate on the Revolving Loan is the prevailing Wall Street Journal U.S. Prime Rate (the Index) plus 1.00%. On January 19, 2022, the revolving loan was extended through April 19, 2022.

9. INCOME TAXES

As discussed in Note 1, a REIT is subject to taxation to the extent that taxable income exceeds dividend distributions to shareholders. In order to maintain status as a REIT, the Company is required to distribute at least 90% of its taxable income. In 2021, the Company had pretax loss of $(1,295,201) and distributions to shareholders in the form of dividends during the tax year of $16,766. In 2020, the Company had pretax loss of $(125,859) and distributions to shareholders in the form of dividends during the tax year of $134,176. The Company paid out 100% of taxable income in dividends in 2021 and 2020.

The Company has federal and Minnesota net operating loss carryforwards of $2,574,000. The federal losses start to expire in 2034 and the Minnesota losses start to expire in 2029. The carrying amounts of some assets differ for tax basis than book basis. At December 31, 2021 and 2020, the cumulative tax basis in the Company’s assets and liabilities exceeded book basis by approximately $1,985,000 and $1,934,000, respectively. The Company has no deferred tax assets or liabilities on its balance sheet.