Form 10-Q
period 2022-03-31
AMERICAN CHURCH MORTGAGE CO
filed 2022-05-16
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2022

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

Large accelerated filer ☐;	Accelerated filer ☐;
Non-accelerated filer ☐;	Smaller reporting company ☒
Emerging growth company ☐;

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐;

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common Stock, $0.01 par value per share	1,676,598 shares

Explanatory Note

On May 2, 2022, the Company filed a Form 8-K with the Commission reporting that it had decided not to re-appoint its current public accounting firm. The Company is in the process of interviewing registered public accounting firms, but has not yet engaged a new firm. Accordingly, the financial statements included herein have not been reviewed by the Company’s registered accounting firm. The Company intends to engage a new registered public accounting firm in the near future and will provide further information once the financial statements included herein are reviewed.

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

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

March 31, 2022

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	March 31, 2021	December 31, 2021
	(unaudited)

Assets
Cash and cash equivalents	$ 996,747	$ 114,798
Accounts receivable	81,155	79,887
Interest receivable	95,349	89,280
Prepaid expenses	1,324	2,317

Mortgage Loans Receivable, net of allowance for loan losses of $1,282,573 and $1,486,434 and deferred origination fees of $143,577 and $152,717
at March 31, 2022 and December 31, 2021, respectively	13,478,975	13,744,525

Bond Portfolio	14,982,126	16,337,978

Real Estate Held for Sale	328,996	328,996
Total Assets	$ 29,964,672	$ 30,697,781

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2021	December 31, 2021
	(unaudited)

Liabilities
Accounts payable	$ 138	$ 137
Management fee payable	20,528	21,530
Line of credit	-	300,000

Secured Investor Certificates, Series B	4,766,500	4,766,500
Secured Investor Certificates, Series C	5,734,000	5,977,000
Secured Investor Certificates, Series D	7,738,000	7,797,000
Secured Investor Certificates, Series E	3,738,000	3,738,000

(Less) Deferred Offering Costs, net of accumulated amortization of $825,663 and $804,620 at March 31, 2022 and
December 31, 2020, respectively	654,703	675,746
Total liabilities	21,342,463	21,924,421

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,676,598 shares at March 31, 2022 and
December 31, 2021, respectively	16,766	16,766
Additional paid-in capital	19,111,060	19,111,060
Accumulated deficit	(10,505,617)	(10,354,466)
Total stockholders’ equity	8,622,209	8,773,360

Total liabilities and stockholders' equity	$ 29,964,672	$ 30,697,781

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)

Interest and Loan Fee Income	$ 565,665	$ 598,530

Interest Expense	360,694	414,265

Net Interest Income	204,971	184,265

Provision for losses on mortgage loans receivable	-	7,099

Net Interest Income after Provision for Losses on Mortgage Loans	204,971	177,166

Operating Expenses
Other than temporary impairment on bond portfolio	226,853	52,282
Other operating expenses	129,269	229,473
	356,122	281,755

Net (Loss) Income	(151,151)	(104,589)

Basic and Diluted (Loss) Income Per Share	(0.09)	(0.06)

Dividends Declared Per Share	-	0.01

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,598	1,676,598

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,676,598	$16,766	$19,111,060	$(9,042,499)	$10,085,327

Net income	—	—	—	(104,589)	(104,589)

Dividends declared	—	—	—	(16,766)	(16,766)

Balance, March 31, 2021	1,676,598	$16,766	$19,111,060	$(9,163,854)	$9,963,972

Balance, December 31, 2021	1,676,598	$16,766	$19,111,060	$(10,354,466)	$8,773,360

Net (loss)	—	—	—	(151,151)	(151,151)

Dividends declared	—	—	—	—	—

Balance, March 31, 2022	1,676,598	$16,766	$19,111,060	$(10,505,617)	$8,622,209

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)

Cash Flows from Operating Activities
Net (loss)	$ (151,151)	$ (104,589)
Adjustments to reconcile net (loss) to net cash
from operating activities:
Net loss on sales and impairment of real estate held for sale	-	100,000
Provision for losses on mortgage loans receivable	(203,861)	7,099
Other than temporary impairment on bond portfolio	226,853	52,282
Amortization of loan origination discounts	(9,141)	(33,926)
Amortization of deferred offering costs	21,044	23,712
Change in assets and liabilities
Accounts receivable	(1,268)	3,960
Interest receivable	(6,069)	16,060
Prepaid expenses	993	(10,330)
Accounts payable	-	(13,862)
Management fee payable	(1,002)	223
Net cash (used for) provided by operating activities	(123,602)	40,629

Cash Flows from Investing Activities
Net decrease in loans	478,551	1,147,372
Investment in bonds	-	-
Proceeds from bonds	1,129,000	8,000
Net cash provided by investing activities	1,607,551	1,155,372

Cash Flows from Financing Activities
Redemption of secured investor certificates	(302,000)	(31,000)
Payments for deferred costs	-	-
Net change in short term borrowings	(300,000)	(1,045,000)
Dividends paid	-	(16,766)
Net cash (used for) financing activities	(602,000)	(1,092,766)

Net Increase in Cash and Cash Equivalents	881,949	103,235

Cash and Cash Equivalents - Beginning of Year.	114,798	87,702

Cash and Cash Equivalents - End of Year.	$ 996,747	$ 190,937

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Cash Flows - Continued

For the Three Months Ended
	March 31, 2022	March 31, 2021
(unaudited)

Supplemental Cash Flow Information

Interest paid	$ 339,651	$ 390,553

Noncash Financing Activities

Renewal of secured investor certificates	$ -	$ 61,000

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

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

The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 29, 2022.

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

March 31, 2022

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans at March 31, 2022 and December 31, 2021.

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor will direct the staff to charge-off the uncollectable receivables.

Loans totaling approximately $2,353,000 and $2,368,000 exceeded 90 days past due but continued to accrue interest as of March 31, 2022 and December 31, 2021, respectively. The Company believes that continued interest accruals are appropriate because the loans are well secured, not deemed to be in technical default and the Company is actively pursuing collection of past due payments.

Real Estate Held for Sale

The Company records real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate.  The fair value of our real estate held for sale, which represents the carrying value, totaled $328,996 for both March 31, 2022 and December 31, 2021.

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

Notes to Unaudited Financial Statements

March 31, 2022

adjusts the transaction prices and related gain (loss) on sale if a significant financing component is present.

Deferred Financing Costs

The Company defers the costs related to obtaining financing. These costs are amortized over the life of the financing using the straight line method, which approximates the effective interest method.

Income (Loss) Per Common Share

There were no dilutive shares for the periods ended March 31, 2022 and December 31, 2021.

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

Subsequent Events

The Company has evaluated events and transactions through May 16, 2022, the date the financial statements were available to be issued.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

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

Bonds held to maturity

Securities held to maturity are not measured at fair value on a recurring basis. However, securities deemed other-than-temporarily impaired are measured at fair value. The fair value measurement of such securities is based on various assumptions market participants would use to value the securities, such as current interest rates, estimated credit and liquidity spreads, conditional default and loss severity rates, and available credit support. Since some of these assumptions are unobservable in the current market environment, the fair value measurement of other-than-temporarily impaired securities held to maturity is considered a Level 3 measurement.

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

Notes to Unaudited Financial Statements

March 31, 2022

measurements. Fair value measurements prepared internally are based on management's comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the Fair Value of Assets and Liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 follows:

	Nonrecurring Fair Value at March 31, 2022
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$6,982,357	$6,982,357
Impaired loans	$—	$—	$4,296,093	$4,296,093
Real estate held for sale	$—	$—	$328,996	$328,996

	Nonrecurring Fair Value at December 31, 2021
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$7,142,094	$7,142,094
Impaired loans	$—	$—	$4,496,970	$4,496,970
Real estate held for sale	$—	$—	$328,996	$328,996

As of March 31, 2022, bonds held to maturity with a carrying value of $8,897,598 were written down to their fair value of $6,915,241 by recognizing an other than temporary impairment of $1,982,357. As of December 31, 2021, bonds held to maturity with a carrying value of $8,897,598 were written down to their fair value of $7,142,094 by recognizing an other than temporary impairment of $1,755,094.

As of March 31, 2022, loans with a carrying amount of $5,578,666 were considered impaired and were written down to their estimated fair value of $4,296,093 by recognizing a specific valuation allowance of $1,282,573. As of December 31, 2021, loans with a carrying amount of $5,983,404 were considered impaired and were written down to their estimated fair value of $4,496,970 by recognizing a specific valuation allowance of $1,486,434.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

Real estate held for sale is recognized at fair value, less costs to sell. Impairment charges of $0 and $100,000 were recognized in earnings for the periods ended March 31, 2022 and December 31, 2021, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements as of March 31, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

March 31, 2022
Bond Portfolio	$6,982,357	Market or Income Approach	Discount to Appraised Values	10-50%
Impaired Loans	$4,296,093	Market or Income Approach	Discount to Appraised Values	10-100%
Real Estate Held for Sale	$328,996	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2021
Bond Portfolio	$7,142,094	Market or Income Approach	Discount to Appraised Values	10-20%
Impaired Loans	$4,496,970	Market or Income Approach	Discount to Appraised Values	10-100%
Real Estate Held for Sale	$328,996	Market or Income Approach	Discount to Appraised Values	10-20%

The estimated fair values and carrying values of the Company’s financial instruments are as follows:

March 31, 2022

	Level 1	Level 2	Level 3	Carrying Value at March 31, 2022
Cash and equivalents	$996,747	$—	$—	$114,798
Accounts receivable	81,155	—	—	79,887
Interest receivable	95,349	—	—	89,280
Mortgage loans receivable	—	—	13,478,975	13,478,975
Bond portfolio	—	—	14,982,126	14,982,126
Line of credit	—	—	—	—
Secured investor certificates	—	21,976,500	—	21,976,500

December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value at December 31, 2021
Cash and equivalents	$114,798	$—	$—	$114,798
Accounts receivable	79,887	—	—	79,887
Interest receivable	89,280	—	—	89,280
Mortgage loans receivable	—	—	13,744,525	13,744,525
Bond portfolio	—	—	16,337,978	16,337,978
Line of credit	300,000	—	—	300,000
Secured investor certificates	—	22,278,500	—	22,278,500

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

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

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing balance-sheet financial instruments without attempting to estimate the value of anticipated future business.

4. MORTGAGE LOANS RECEIVABLE

At March 31, 2022, the Company had mortgage loans receivable totaling $14,905,125. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.63% at March 31, 2022. At March 31, 2021, the Company had mortgage loans receivable totaling $17,151,407. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.70% at March 31, 2021.

At March 31, 2022, the Company reserved $1,282,573 for eleven mortgage loans. Seven of these loans are three or more mortgage payments in arrears of which one is declared to be in default. The principal amount of these eleven loans totaled approximately $5,579,000 at March 31, 2022. At March 31, 2021, the Company reserved $1,501,095 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The principal amount of these fourteen loans totaled approximately $6,445,000 at March 31, 2021.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

A summary of transactions in the allowance for mortgage loans for three months ended March 31, 2022 and 2021 is as follows:

Three Months Ended
Balance at December 31, 2021	$ 1,486,434
Charge-offs	(203,861)
Balance at March 31, 2022	$ 1,282,573

Three Months Ended
Balance at December 31, 2020	$ 1,493,996
Provisions for loan losses	7,099
Balance at March 31, 2021	$ 1,501,095

One loan was in the foreclosure process, had a principal balance of $543,822 and was considered impaired and written down to their estimated fair value of $0 as of March 31, 2022. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $543,822 as of March 31, 2022.

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $921,583 and were considered impaired and written down to their estimated fair value of $173,900 as of December 31, 2021. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $747,683 as of December 31, 2021.

The outbreak of COVID-19 has affected churches due to shelter-in-place directives which ceased or greatly curtailed social gatherings such as church worship services. The Company’s borrowers have experienced financial duress during the COVID-19 shelter in place restrictions, amplified by the financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company provided some temporary relief by allowing its borrowers to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). In 2020, the Company provided nine churches totaling approximately $2,552,000, in principal outstanding, ninety days interest only payments and five churches totaling approximately $2,119,000, in principal outstanding, one-month forbearance of their mortgage payments. As of March 31, 2022, all churches, except one, have returned to full monthly amortization payments. The one church totaling approximately $217,000 in principal outstanding, has remained on interest only payments. This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders. The future impact of COVID-19 on the Company’s investments or operations cannot be reasonably

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

estimated at this time. The contractual maturity schedule for mortgage loans receivable as of March 31, 2022, is as follows:

Mortgage Loans

2022	$ 738,852
2023	607,505
2024	1,595,826
2025	1,107,088
2026	1,034,196
Thereafter	9,821,658
14,905,125
Less loan loss allowance	(1,282,573)
Less deferred origination fees	(143,577)
Totals	$13,478,975

The Company did not restructure any loans during the three month period ended March 31, 2022. A summary of loans restructured or modified as of March 31, 2022 and December 31, 2021 are shown below. All of the loans, except one, are currently performing under the terms of the modifications for their mortgage obligations.

	March 31, 2022

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	5	$3,761,544	7.968%	$3,022,264	6.441%

	December 31, 2021

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,196,544	8.101%	$3,415,692	6.431%

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

5. BOND PORTFOLIO

The Company has a portfolio of secured church bonds at March 31, 2022 and December 31, 2021, which are carried at amortized cost. The bonds pay either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled $16,964,483 at March 31, 2022 with a weighted average interest rate of 6.63% and $18,093,483 at December 31, 2021 with a weighted average interest rate of 6.77%. These bonds are due at various maturity dates through February 2047. The Company has recorded an aggregate other than temporary impairment of $1,982,357 and $1,755,504 as of March 31, 2022 and December 31, 2021, respectively. The Company had maturities and redemptions of bonds of approximately $1,129,000 and $842,000 at March 31, 2021 and December 31, 2021, respectively.

The contractual maturity schedule for the bond portfolio as of March 31, 2022, is as follows:

Bond Portfolio

2022	$ 90,000
2023	98,000
2024	426,000
2025	215,000
2026	494,000
Thereafter	15,561,483
16,964,483
Less other than temporary impairment on bond portfolio	(1,982,357)
Totals	$14,982,126

Total other than temporary impairment related to the bond portfolio was $1,982,357 and $1,755,504 at March 31, 2022 and December 31, 2021, respectively. The fair value of these securities was $6,915,241 and $7,142,094 at March 31, 2022 and December 31, 2021, respectively.

Below is a rollforward of the amount of other than temporary impairment related to credit loss that has been recognized in earnings during the periods ended March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Beginning Balance	$1,755,504	$834,226
Credit loss realized from redemption of securities	—	(18,743)
Additions to other than temporary impairment	226,853	940,021
Ending Balance	$1,982,357	$1,755,504

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

6. SECURED INVESTOR CERTIFICATES

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.15% and 6.12% at March 31, 2022 and December 31, 2021, respectively. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $0 and $530,000 at March 31, 2022 and December 31, 2021, respectively. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

The contractual maturity schedule for the secured investor certificates at March 31, 2022 is as follows:

2022	$ 740,000
2023	3,404,000
2024	1,433,000
2025	1,202,000
2026	747,000
Thereafter	14,450,500
$21,976,500
Less deferred offering costs	654,703
Totals	$21,321,797

The Company’s current certificate offering terminated November 6, 2020. As a result, no new secured investor certificates are being offered and instead the Company is financing loans and liquidity needs through loan and bond payments received.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $70,000 and $268,000 for the periods ended March 31, 2022 and December 31, 2021, respectively. In addition, the Company paid to the Advisor rent totaling $7,500 for the period ended March 31, 2022. The rent is on a month-to month basis.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

March 31, 2022

8. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan, later amended to $3,000,000 (the “Revolving Loan”). The Lender agrees to make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $0 and $300,000 as of March 31, 2022 and December 31, 2021 respectively. The interest rate on the Revolving Loan is the prevailing Wall Street Journal U.S. Prime Rate (the Index) plus 1.00%. On January 19, 2022, the Revolving Loan was extended through April 19, 2022. The Company did not renew the line of credit on April 19, 2022.

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

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended December 31, 2021 and other public filings and disclosures.  Investors and shareholders are urged to read these documents carefully.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

We currently have forty mortgage loans aggregating $14,905,125 in principal amount and a first mortgage bond portfolio with par values aggregating $16,964,483. Funding of additional first mortgage loans and purchase of first mortgage bonds issued by churches is expected to continue on an on-going basis as more investable assets become available through: (i) future sales of securities; (ii) prepayment and repayment at maturity of existing loans and bonds; and (iii) borrowed funds. These capital sources and interest received on loans and bonds provide general working capital to the Company.

Results of Operations

2022 Three Months Ended March 31, 2022 Compared to 2021 Three Months Ended March 31, 2021

Our net (loss) for the three months ended March 31, 2022 and 2021 was $(151,151) and $(104,589), respectively, on total interest and other income of approximately $566,000 and $599,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of March 31, 2022, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 7.63%. Our bond portfolio has an average current yield of 6.63% as of March 31, 2022. As of March 31, 2021, the average, principal-adjusted interest rate on our portfolio of loans was 7.70% and our portfolio of bonds had an average current yield of 6.76%. The decrease in interest income was due to the scheduled repayment of mortgage loans and bonds.

Interest expense was approximately $361,000 and $414,000 for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense was due to the increase in recognition of amortized offering costs paid on our Secured Investor Certificates outstanding. Net interest margin increased from 30.79% to 36.24% resulting primarily from an decrease in interest income of approximately 5.50%.

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

Allowance for losses on mortgage loans receivable increased to $1,282,573 as of March 31, 2022 compared to $1,486,434 for the year ended December 31, 2021. We recorded an additional $203,861 provision for losses on loans as of March 31, 2022 compared to $7,099 as of March 31, 2021. At March 31, 2022, we provided approximately $1,283,000 for eleven mortgage loans. Seven are three or more mortgage payments in arrears of which one loan has been declared to be in default. At December 31, 2021, we provided approximately $1,486,000 for twelve mortgage loans, of which eight were three or more mortgage payments in arrears of which two were declared to be in default.

Our lending practices limit deployment of our capital to churches and other non-profit religious organizations. The total principal amount of our second mortgage loans is limited to 20% of our average invested assets. We currently have one second mortgage loans totaling approximately $11,000 in principal amount outstanding. We do not loan to any borrower who has been in operation for less than two years and the borrower must demonstrate they can service the debt outstanding for the prior three years based on historical financial statements. We do not loan money based on projections or pledge programs. The loan amount to any borrower cannot exceed 75% loan to appraised value. Typically, we do not loan over 70% loan to value except in extenuating circumstances. In addition, the borrower’s long-term debt (including the proposed loan) cannot exceed four times the borrower’s gross income for the previous twelve month period.

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

Operating expenses for the three months ended March 31, 2022 increased to approximately $356,000 compared to $282,000 for the three months ended March 31, 2021. The increase was the result of an increase for additional losses on our bond portfolio.

Mortgage Loans and Bond Portfolio

No new loans were funded and no bonds were purchased during the three months ended March 31, 2022 and 2021, respectively.

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

We currently own $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2021 or 2020. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. We accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding. As of December 31, 2021, we have not been updated as to the status of the reorganization plan.

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

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any  origination fees for the three months ended March 31, 2022 and 2021, respectively.

We did not pay any dividends for the period ended March 31, 2022.

We paid a dividend of $.01 for each share held of record on April 28, 2021. The dividend, which was paid April 30, 2021, represents a 0.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

Liquidity and Capital Resources

We generate revenue through implementation of our business plan of making mortgage loans to, and acquiring first mortgage bonds issued by, churches and other non-profit religious organizations. Our revenue is derived principally from interest income, and secondarily through the origination fees and renewal fees generated by the mortgage loans we make. We also earn income through interest on funds that are invested pending their use in funding mortgage loans and on income generated on church bonds. Our principal recurring expenses are advisory fees, legal and accounting fees and interest payments on secured investor certificates. Our liabilities as of March 31, 2022 are primarily comprised of our secured investor certificates.

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

During the three months ended March 31, 2022, total assets decreased by approximately $733,000 due to a decrease in our loan portfolio. Liabilities decreased by approximately $582,000 for the three months ended March 31, 2022, due to a decrease in our secured investor certificates outstanding and our line of credit outstanding.

For the three months ended March 31, 2022, net cash (used for) provided by operating activities decreased to approximately $(123,602) from $40,629 from the comparative period ended March 31, 2021, primarily due to losses on operations.

For the three months ended March 31, 2022, net cash provided by investing activities was approximately $1,608,000 compared to $1,155,000 from the comparative three months ended March 31, 2021, due to a decrease in collections from our mortgage loans.

For the three months ended March 31, 2022, net cash (used for) financing activities decreased to approximately $(602,000) from $(1,093,000) for the comparative three months ended March 31, 2021, primarily due to the pay-down on our line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2022. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable

(b)	Not Applicable

(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2022 filed with the Securities and Exchange Commission on May 16, 2022, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       May 16, 2022

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)