Form 10-Q
period 2022-06-30
AMERICAN CHURCH MORTGAGE CO
filed 2022-08-15
CIK 934543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock, $0.01 par value per share	1,676,598 shares

Explanatory Note

On May 2, 2022, the Company filed a Form 8-K with the Commission reporting that it had decided not to re-appoint its current public accounting firm. Accordingly, the financial statements included herein have not been reviewed by the Company’s registered accounting firm. On May 27, 2022, the Company entered into an Asset Sale Agreement with a third party not affiliated with the Company. The Asset Sale Agreement sold substantially all the assets of the Company. The Company has filed a Notice of Intent to Dissolve with the state of Minnesota. No new registered public accounting firm will be engaged in the near future to provide further information regarding the financial statements included herein.

The Company believes that the unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial reporting and with the instructions to Form 10-Q and Regulations S-X.

AMERICAN CHURCH MORTGAGE COMPANY

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets.…………………………………………………………….…………	F-2 - F- 3

Statements of Operations…….………………………………………………………	F-4 – F-5

Statements of Shareholders’ Equity…………………………………………………	F-6

Statements of Cash Flows……..……………………………………………………..	F-7 - F-8

Notes to Financial Statements ………………………………………………………….	F-9 - F-19

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations…………………………………………………..	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk………………..	25

Items 4. Controls and Procedures…………..…………………………………………	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings…………………………………………………………….	26

Item 1A. Risk Factors…………………………………………………………………...	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………..	26

Item 3. Defaults Upon Senior Securities………………………………………..…….	26

Item 4. Mine Safety Disclosures……………………..…………………………..……	26

Item 5. Other Information…………………………………………………………….	26

Item 6. Exhibits……………………………………………….……………………….	26

Signatures………………………………………………….…………………..………	28

AMERICAN CHURCH MORTGAGE COMPANY

Minnetonka, Minnesota

Unaudited Financial Statements

June 30, 2022

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

ASSETS	June 30, 2022	December 31, 2021
	(unaudited)

Assets
Cash and cash equivalents	$3,187,804	$114,798
Accounts receivable	1,720,658	79,887
Interest receivable	—	89,280
Prepaid expenses	331	2,317

Mortgage Loans Receivable, net of allowance for loan losses of $0 and $1,486,434 and deferred origination fees of $0 and $152,717 at June 30, 2022 and December 31, 2021, respectively	—	13,744,525

Bond Portfolio	—	16,337,978

Real Estate Held for Sale	—	328,996
Total Assets	$4,908,792	$30,697,781

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2022	December 31, 2021
	(unaudited)

Liabilities
Accounts payable	$137	$137
Management fee payable	19,374	21,530
Line of credit	—	300,000

Secured Investor Certificates, Series B	—	4,766,500
Secured Investor Certificates, Series C	—	5,977,000
Secured Investor Certificates, Series D	—	7,797,000
Secured Investor Certificates, Series E	—	3,738,000

(Less) Deferred Offering Costs, net of accumulated amortization of $0 and $804,620 at June 30, 2022 and
December 31, 2021, respectively	—	(675,746)
Total liabilities	19,511	21,924,421

Stockholders’ Equity
Common stock, par value $.01 per share
authorized, 30,000,000 shares,
issued and outstanding, 1,676,598 shares at June 30,
2022 and December 31, 2021, respectively	16,766	16,766
Additional paid-in capital	19,111,060	19,111,060
Accumulated deficit	(14,238,545)	(10,354,466)
Total stockholders’ equity	4,889,281	8,773,360

Total liabilities and stockholders' equity	$4,908,792	$30,697,781

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Operations

	For the Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)

Interest and Loan Fee Income	$ 1,081,144	$ 986,100

Interest Expense	1,353,093	821,512

Net Interest Income	(271,949)	164,588

Provision for losses on mortgage loans receivable	1,486,434	21,042

Net Interest Income after Provision for Losses on Mortgage Loans	(1,758,383)	143,546

Operating Expenses
Other than temporary impairment on bond portfolio	1,755,504	223,545
Impairment on real estate held for sale	35,086	-
Other operating expenses	335,106	375,987
	2,125,696	599,532

Net (Loss)	$ (3,884,079)	$ (455,986)

Basic and Diluted Loss Per Share	$ (2.32)	$ (0.27)

Dividends Declared Per Share	$ -	$ 0.01

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,598	1,677,198

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Operations

	For the Three Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)

Interest and Loan Fee Income	$ 515,479	$ 387,569

Interest Expense	992,399	407,247

Net Interest Income	(476,920)	(19,678)

Provision for losses on mortgage loans receivable	1,430,163	13,943

Net Interest Income after Provision for Losses on Mortgage Loans	(1,907,083)	(33,621)

Operating Expenses
Other than temporary impairment on bond portfolio	1,567,244	171,263
Impairment on real estate held for sale	35,086	-
Other operating expenses	223,515	146,513
	1,825,845	317,776

Net (Loss)	$ (3,732,928)	$ (351,397)

Basic and Diluted Loss Per Share	$ (2.23)	$ (0.21)

Dividends Declared Per Share	$ -	$ -

Weighted Average Common Shares Outstanding -
Basic and Diluted	1,676,598	1,676,598

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Statements of Stockholders’ Equity
Unaudited

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2020	1,676,598	$16,766	$19,111,060	$(9,042,499)	$10,085,327

Net loss	—	—	—	(104,589)	(104,589)

Dividends declared	—	—	—	(16,766)	(16,766)

Balance, March 31, 2021	1,676,598	16,766	19,111,060	(9,163,854)	$9,963,972

Net loss	—	—	—	(351,397)	(351,397)

Dividends declared	—	—	—	—	—

Balance, June 30, 2020	1,676,598	$16,766	$19,111,060	$(9,515,251)	$9,612,575

Balance, December 31, 2021	1,676,598	$16,766	$19,111,060	$(10,354,466)	$8,773,360

Net loss	—	—	—	(151,151)	(151,151)

Dividends declared	—	—	—	—	—

Balance, March 31, 2022	1,677,598	16,766	19,111,060	(10,505,617)	$8,622,209

Net loss	—	—	—	(3,732,928)	(3,732,928)

Dividends declared	—	—	—	—	—

Balance, June 30, 2022	1,677,598	$16,766	$19,111,060	$(14,238,545)	$4,889,281

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Cash Flows

	For the Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)

Cash Flows from Operating Activities
Net (loss)	$(3,884,079)	$(455,986)
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Net loss on sales and impairment on real estate held for sale	328,996	100,000
Provision for losses on mortgage loans receivable	(1,486,434)	21,042
Other than temporary impairment on bond portfolio	(1,755,504)	223,545
Amortization of loan origination discounts	1,327,649	(37,983)
Amortization of deferred offering costs	(804,620)	47,053
Change in assets and liabilities
Accounts receivable	(1,640,771)	11,410
Interest receivable	89,280	142,131
Prepaid expenses	1,986	(6,114)
Accounts payable	—	(13,862)
Management fee payable	(2,156)	(1,197)
Net cash (used for) provided by operating activities	(7,825,653)	30,039

Cash Flows from Investing Activities
Net decrease in loans	15,383,676	1,969,753
Proceeds from bonds	18,093,483	85,000
Net cash provided by investing activities	33,477,159	2,054,753

Cash Flows from Financing Activities
Net decrease in secured investor certificates	(22,278,500)	(866,000)
Net change in short term borrowings	(300,000)	(1,210,000)
Dividends paid	—	(33,532)
Net cash (used for) financing activities	(22,578,500)	(2,109,532)

Net Increase (Decrease) in Cash and Cash Equivalents	3,073,006	(24,740)

Cash and Cash Equivalents - Beginning of Year	114,798	87,702

Cash and Cash Equivalents - End of Year	$3,187,804	$62,962

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY
Statements of Cash Flows - Continued

For the Six Months Ended
	June 30, 2022	June 30, 2021
(unaudited)

Supplemental Cash Flow Information

Interest paid	$ 677,347	$ 774,459

Noncash Financing Activities

Renewal of secured investor certificates	$ -	$ 149,000

Notes to Financial Statements are an integral part of this Statement.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

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

On May 27, 2022, American Church Mortgage Company (“ACMC”) entered into an Asset Agreement dated as of May 27, 2022 (the “Asset Sale Agreement”) with OSK XII, LLC (“OSK”), a third party not affiliated with ACMC.

Pursuant to the terms of the Asset Sale Agreement, OSK has agreed to acquire from ACMC substantially all of the assets of ACMC, consisting of ACMC’s Loans, Bonds and Real Estate Held for Sale (the “Transaction”). As provided in the Asset Sale Agreement, OSK agreed to pay the purchase price of $26,100,000, plus interest due on ACMC’s Secured Investor Certificates (the “Purchase Price”), adjusted as follows: (i) less all payments received by ACMC on account of the Loans and the Bonds from March 31, 2022 through the day before the “Closing Date”, (ii) plus the aggregate amount of asset level expenses set forth on a schedule prepared by ACMC as part of ACMC’s confidential schedules delivered to OSK (the “Schedules”). OSK delivered $21,976,500, plus interest from April 1, 2022 to the Closing Date, to an account at Herring Bank, which will be used to redeem ACMC’s Secured Investor Certificates. The Transaction, closed on June 30, 2022. A final settlement totaling approximately $1,721,000 was received on July 1, 2022.

2. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Due to the sale transaction discussed above, the Company performed an impairment analysis of its long lived assets and on its intangible assets and determined that an impairment of the Company’s fixed assets and intangible assests has occurred which has resulted in additional impairment charges in the quarter ended June 30, 2022.

These impairment charges contributed to a loss of approximately $3,733,000 for the second quarter ended June 30, 2022 as a result of the Asset Sale Agreement.

Nature of Business

American Church Mortgage Company, a Minnesota corporation, was incorporated on May 27, 1994. The Company is engaged primarily in the business of making mortgage loans to churches and other

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

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

The Company’s policies on payments received and interest accrued on non-accrual loans are as follows: The Company will accept payments on loans that are currently on non-accrual status when a borrower has communicated to us that they intend to meet their mortgage obligations. The accrual of interest on a loan is discontinued when the loan becomes 90 consecutive days delinquent or whenever management believes the borrower will be unable to make payments as they become due. The interest on these loans is subsequently accounted for on the cash basis or using the cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current or restructured and future payments are reasonably assured. No interest income was recognized on non-accrual loans at June 30, 2022 and December 31, 2021.

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). When a loan is declared in default according to the Company’s policy or deemed to be doubtful of collection, the loan committee of the Advisor will direct the staff to charge-off the uncollectable receivables.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

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

Subsequent Events

The Company has evaluated events and transactions through August 15, 2022, the date the financial statements were available to be issued.

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

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

Information regarding the fair value of Assets and liabilities Measured at Fair Value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 follows:

Nonrecurring Fair Value at June 30, 2022
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$—	$—
Impaired loans	$—	$—	$—	$—
Real estate held for sale	$—	$—	$—	$—

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

Nonrecurring Fair Value at December 31, 2021
Assets:	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Bond portfolio	$—	$—	$7,142,094	$7,142,094
Impaired loans	$—	$—	$4,496,970	$4,496,970
Real estate held for sale	$—	$—	$328,996	$328,996

As of June 30, 2022, the Company sold all assets to OSK, XII, LLC and therefore no longer own any of the bonds held to maturity. The Company recognized a final impairment of $1,755,504 on its bond portfolio. As of December 31, 2021, bonds held to maturity with a carrying value of $8,897,598 were written down to their fair value of $7,142,094 by recognizing an other than temporary impairment of $1,755,094.

As of June 30, 2022, the Company sold all assets to OSK, XII, LLC and therefore no longer own any of the loans in its portfolio. The Company recognized a final impairment of $1,486,434 its our loan portfolio. As of December 31, 2021, loans with a carrying amount of $5,983,404 were considered impaired and were written down to their estimated fair value of $4,496,970 by recognizing a specific valuation allowance of $1,486,434.

As of June 30, 2022, the Company sold all assets to OSK, XII, LLC and therefore no longer own any Real Estate Held for Sale. The Company recognized a final impairment of approximately $328,996 on its Real Estate Held for Sale. Real estate held for sale is recognized at fair value, less costs to sell. Impairment charges of $0 were recognized in earnings for the period ended December 31, 2021.

The following presents quantitative information about nonrecurring Level 3 Fair Value Measurements as of June 30, 2022 and December 31, 2021:

	Fair Value	Valuation Technique	Significant Unobservable Inputs(s)	Range/Weighted

June 30, 2022
Bond Portfolio	$ -	Market or Income Approach	Discount to Appraised Values	10-50%
Impaired Loans	$ -	Market or Income Approach	Discount to Appraised Values	10-100%
Real Estate Held for Sale	$ -	Market or Income Approach	Discount to Appraised Values	10-20%

December 31, 2021
Bond Portfolio	$7,142,094	Market or Income Approach	Discount to Appraised Values	10-20%
Impaired Loans	$4,496,970	Market or Income Approach	Discount to Appraised Values	10-100%
Real Estate Held for Sale	$328,996	Market or Income Approach	Discount to Appraised Values	10-20%

The estimated Carrying Values of the Company’s Financial Instruments are as follows:

June 30, 2022

	Level 1	Level 2	Level 3	Carrying Value at June 30, 2022
Cash and equivalents	$3,187,804	$—	$—	$3,187,804
Accounts receivable	1,720,989	—	—	1,720,989
Interest receivable	—	—	—	—
Mortgage loans receivable	—	—	—	—
Bond portfolio	—	—	—	—
Line of credit	—	—	—	—
Secured investor certificates	—	—	—	—

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

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

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

4. MORTGAGE LOANS RECEIVABLE

As of June 30, 2022, the Company sold all assets to OSK, XII, LLC and therefore no longer own any of the loans in its portfolio. The Company recognized a final impairment of $1,486,434 on its loan portfolio. At December 31, 2021, the Company had mortgage loans receivable totaling $15,383,676. The loans bear interest ranging from 0% to 10.25% with a weighted average of approximately 7.45% at December 31, 2021.

At June 30, 2022, the Company closed-out its loan loss reserve totaling $1,486,434 since all assets were sold to OSK, XII, LLC. At June 30, 2021, the Company reserved $1,515,038 for fourteen mortgage loans. Nine of these loans are three or more mortgage payments in arrears of which two are declared to be in default. The total principal amount of these fourteen loans totaled approximately $6,449 ,000 at June 30, 2021

A summary of transactions in the Allowance for Mortgage Loans for six months ended June 30, 2022 and 2021 is as follows:

Six Months Ended
Balance at December 31, 2021	$ 1,486,434
Charge-offs	(1,486,434)
Balance at June 30, 2022	$ 0

Six Months Ended
Balance at December 31, 2020	$ 1,493,996
Provisions for loan losses	21,042
Balance at June 30, 2021	$ 1,515,038

One loan was in the foreclosure process, had a principal balance of $543,822 and were considered impaired and written down to their estimated fair value of $0 as of June 30, 2022. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $543,822 as of June 30, 2022.

Loans that are in the foreclosure process or are declared to be in default, had a principal balance of $921,583 and were considered impaired and written down to their estimated fair value of $173,900 as of December 31, 2021. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $747,683 as of December 31, 2021.

The outbreak of COVID-19 has affected churches due to shelter-in-place directives which ceased or greatly curtailed social gatherings such as church worship services. The Company’s borrowers have experienced financial duress during the COVID-19 shelter in place restrictions, amplified by the

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

financial setbacks for many of the church members who have lost their jobs, been furloughed, or had their incomes diminished. The Company provided some temporary relief by allowing its borrowers to either make interest only payments for a period of ninety days or forgo one monthly mortgage payment (forbearance). In 2020, the Company provided nine churches totaling approximately $2,552,000, in principal outstanding, ninety days interest only payments and five churches totaling approximately $2,119,000, in principal outstanding, one-month forbearance of their mortgage payments. As of June 30, 2022, all churches, except one, have returned to full monthly amortization payments. The one church totaling approximately $217,000 in principal outstanding, has remained on interest only payments. This relief will impact the Company’s revenue and the Company will experience declines in payments due from borrowers which will impact operating income and may potentially impact future distributions and the ability to make payments due on the Company’s certificates and dividends to its shareholders. The future impact of COVID-19 on the Company’s investments or operations cannot be reasonably estimated at this time.

The Company did not restructure any loans during the six month period ended June 30, 2022. A summary of Loans Re-structured or Modified as of June 30, 2022 and December 31, 2021 are shown below. All of the loans, except one, are currently performing under the terms of the modifications for their mortgage obligations.

	December 31, 2021

Type of Loan	Number of Loans	Original Principal Balance	Original Average Interest Rate	Unpaid Principal Balance	Modified Average Interest Rate
Mortgage Loans	6	$4,196,544	8.101%	$3,415,692	6.431%

5. BOND PORTFOLIO

The Company had a portfolio of secured church bonds at December 31, 2021, which were carried at amortized cost. The bonds paid either semi-annual or quarterly interest ranging from 3.50% to 9.75%. The aggregate par value of secured church bonds equaled $18,093,483 at December 31, 2021 with a weighted average interest rate of 6.77%. These bonds were due at various maturity dates through February 2047. The Company had recorded an aggregate other than temporary impairment of $1,755,504 as of December 31, 2021. The Company had maturities and redemptions of bonds of approximately $842,000 at December 31, 2021.

Total other than temporary impairment related to the bond portfolio was $1,755,504 at December 31, 2021. The fair value of these securities was $7,142,094 at December 31, 2021.

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

Below is a roll-forward of the amount of Other than Temporary Impairment Related to Credit Loss that has been recognized in earnings during the periods ended June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Beginning Balance	$1,755,504	$834,226
Credit loss realized from redemption of securities	(1,755,504)	(18,743)
Additions to other than temporary impairment	—	940,021
Ending Balance	$—	$1,755,504

6. SECURED INVESTOR CERTIFICATES

Pursuant to the terms of the Asset Sale Agreement, OSK delivered $21,976,500, plus interest from April 1, 2022 to the Closing Date, to an account at Herring Bank, which will be used to redeem ACMC’s Secured Investor Certificates. The Transaction, closed on June 30, 2022.

Secured investor certificates are collateralized by certain mortgage loans receivable or secured church bonds of approximately the same value as the certificates. The weighted average interest rate on the certificates was 6.12% at December 31, 2021. Holders of the secured investor certificates may renew certificates at the current rates and terms upon maturity at the Company’s discretion. Renewals upon maturity are considered neither proceeds from nor issuance of secured investor certificates. Renewals totaled approximately $530,000 at December 31, 2021. The secured investor certificates have certain financial and non-financial covenants identified in the respective series’ trust indentures.

7. TRANSACTIONS WITH AFFILIATES

The Company has an Advisory Agreement with Church Loan Advisors, Inc. (the “Advisor”). The Advisor is responsible for the day-to-day operations of the Company and provides office space and administrative services. The Advisor and the Company are related through common management. For its services, the Advisor is entitled to receive a management fee equal to 1.25% annually of the Company's Average Invested Assets, plus one-half of any origination fee charged to borrowers on mortgage loans made by the Company. A majority of the independent board members approve the Advisory Agreement on an annual basis. The Company paid the Advisor management and origination fees of approximately $123,000 and $268,000 for the periods ended June 30, 2022 and December 31, 2021, respectively. In addition, the Company paid to the Advisor rent totaling $15,000 for the period ended June 30, 2022. The rent is on a month-to month basis.

8. LINE OF CREDIT

On April 9, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Alerus Financial, N.A., as lender (the “Lender”), and a Revolving Note (the “Note”) evidencing a $4,000,000 revolving loan, later amended to $3,000,000 (the “Revolving Loan”). The Lender agrees to

AMERICAN CHURCH MORTGAGE COMPANY

Notes to Unaudited Financial Statements

June 30, 2022

make loans to the Company from time to time and after the date of the loan agreement and the Company may repay and re-borrow pursuant to the terms and conditions of the Revolving Loan as long as no borrowing causes that dollar limit to be exceeded and the Company is not otherwise in default on the Revolving Loan. The Revolving Loan is secured by a first priority security interest in substantially all of the Company’s assets other than collateral pledged to secure the Company’s secured investor certificates, both those currently issued and any potentially issued in the future. The Company borrowed against the line of credit and has an outstanding balance of $0 and $300,000 as of June 30, 2022 and December 31, 2021 respectively. The interest rate on the Revolving Loan is the prevailing Wall Street Journal U.S. Prime Rate (the Index) plus 1.00%. On January 19, 2022, the Revolving Loan was extended through April 19, 2022. The Company did not renew the line of credit on April 19, 2022.

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

Recent Developments

On May 27, 2022, American Church Mortgage Company (“ACMC”) entered into an Asset Agreement dated as of May 27, 2022 (the “Asset Sale Agreement”) with OSK XII, LLC (“OSK”), a third party not affiliated with ACMC.

Pursuant to the terms of the Asset Sale Agreement, OSK has agreed to acquire from ACMC substantially all of the assets of ACMC, consisting of ACMC’s Assets and Bonds (the “Transaction”). As provided in the Asset Sale Agreement, OSK agreed to pay the purchase price of $26,100,000, plus interest due on ACMC’s Secured Investor Certificates (the “Purchase Price”), adjusted as follows: (i) less all payments received by ACMC on account of the Loans and the Bonds from March 31, 2022 through the day before the “Closing Date” (defined below), (ii) plus the aggregate amount of asset level expenses set forth on a schedule prepared by ACMC as part of ACMC’s confidential schedules delivered to OSK (the “Schedules”). The Asset Sale Agreement provides that at least two days before the Closing Date, OSK must deliver $21,976,500, plus interest from April 1, 2022 to the Closing Date, to an account at Herring Bank, which will be used to redeem ACMC’s Secured Investor Certificates. The Transaction closed on June 30, 2022.

Plan of Operation

We were founded in May 1994 and commenced active business operations on April 15, 1996 after the completion of our initial public offering.

Results of Operations

2022 Six Months Ended June 30, 2022 Compared to 2021 Six Months Ended June 30, 2021

Our net loss for the six months ended June 30, 2022 and 2021 was $3,884,079 and $455,986 respectively, on total interest and other income of approximately $1,081,000 and $986,000, respectively. Interest and other income is comprised of interest from loans, interest from bonds, amortization of bond discounts and amortization of loan origination fees. As of June 30, 2022 we sold all of the assets in our loan and bond portfolio to OSK through an Asset Sale Agreement (see above). The sale of all of our assets resulted in an additional impairment charge contributing to the loss for the six month period ended June 30, 2022.

As of June 30, 2021, our loans receivable have interest rates ranging from 0% to 10.25%, with an average, principal-adjusted interest rate of 7.65%. Our bond portfolio has an average current yield of 6.76% as of June 30, 2021.

Interest expense was approximately $1,353,000 and $822,000 for the six months ended June 30, 2022 and 2021, respectively. The increase in interest expense was largely due to the recognition of all amortized expenses related to our Secured Investor Certificate offerings.

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

Allowance for losses on mortgage loans receivable was $0 as of June 30, 2022 compared to $1,486,434 as of December 31, 2021. We closed-out or provision for losses on loans during the period ended June 30, 2021due to the sale of all loans in our portfolio under the Asset Sale Agreement with OSK compared to $21,042 for the period ended June 30, 2021. At December 31, 2021, we provided approximately $1,486,000 allowance for loan loss reserve for twelve mortgage loans, of which eight were three or more mortgage payments in arrears of which two were declared to be in default.

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

Operating expenses for the six months ended June 30, 2022 increased to approximately $2,126,000 compared to $600,000 for the six months ended June 30, 2021. The increase was the result of an increase for additional impairment on our bond portfolio and real estate held for sale.

2022 Second Quarter Compared to 2021 Second Quarter

The Company had a net loss of approximately $3,733,000 for the three months ended June 30, 2022 compared to a net loss of approximately $351,000 for the three months ended June 30, 2021, on total interest and other income of approximately $515,000 and $388,000, respectively. Interest expense was approximately $992,000 and $407,000 for the three months ended June 30, 2022 and 2021, respectively. The decrease in net interest income from the prior three month period was approximately $457,000.

Operating expenses for the three months ended June 30, 2022 increased to approximately $1,826,000 compared to $318,000 at June 30, 2021. The increase in operating expenses was due to an increase in other than temporary impairment on our bond portfolio and real estate held for sale.

Mortgage Loans and Bond Portfolio

No new loans were funded and no bonds were purchased during the six months ended June 30, 2022 and 2021, respectively.

We previously owned $4,321,000 First Mortgage Bonds issued by Greater Travelers Rest (“GTR”) located in Decatur, Georgia. The total principal amount of First Mortgage Bonds issued by GTR is $17,390,000. We, along with all other bondholders, have a superior lien over all other creditors. The last correspondence to bondholders was January 22, 2021 in which the trustee agreed to deferment of sinking fund payments since the COVID-19 pandemic caused a significant decrease in giving from the Church membership. The agreement meant that the trustee would not declare an event of default under the terms of the trust indenture as a result of missed sinking fund payments. The trustee and the church entered into a payment plan to get the church current on their sinking fund payments in the first quarter of 2021. If the church keeps with the plan, starting in 2022, the pay-dates should be made on time to the bondholders. We have not been updated as to the status of the payment plan and no interest or principal due to us has been made in 2022. These bonds were sold to OSK in the Asset Sale Agreement.

We previously owned $529,000 First Mortgage Bonds and $497,000 Second Mortgage Bonds issued by Agape Assembly Baptist Church located in Orlando, Florida. The total principal amount of First Mortgage Bonds issued by Agape is $7,200,000, and the total principal amount of Second Mortgage Bonds issued is $715,000. Agape defaulted on its payment obligations to bondholders in September 2010. The church subsequently commenced a Chapter 11 bankruptcy reorganization proceeding regarding the property that secures the First Mortgage Bonds in December 2010. In October 2014, the bondholders of Agape agreed to a modification in the terms of their bonds which resulted in the temporary resumption of both principal and interest payments to both the first and second mortgage bond holders. Both the First Mortgage Bonds and Second Mortgage Bonds were modified to a fully amortized fixed rate, quarterly interest payment of 6.25% with a new maturity date of September 2037 for all the issued and outstanding bonds. We, along with all other bondholders, have a superior lien over all other creditors. The Church subsequently defaulted on their modification agreement in 2016 and no interest payments were made to bondholders during the year ended December 31, 2021 or 2020. However, the trustee made a distribution to bondholders during 2017 of $18.75 per $1,000 bond as a repayment of principal only, effectively reducing the outstanding balance of each $1,000 bond to approximately $826. The trustee again initiated foreclosure action against the Church and prevailed in its pursuit to foreclose on the Church’s property on November 1, 2019. However, on the eve of the foreclosure sale, the Church again filed for bankruptcy protection. In October 2020, bondholders were asked by the trustee to accept or reject a plan of reorganization. The trustee is recommending bondholders accept the reorganization plan. We accepted the reorganization plan. Acceptance of the plan by bondholders could result in a return of approximately 67% of the original principal investment outstanding. As of June 30, 2022, we have not been updated as to the status of the reorganization plan. These bonds were sold to OSK in the Asset Sale Agreement.

We previously owned $900,000 First Mortgage Bonds issued by Soul Reapers Worship Center International located in Raleigh, North Carolina. The total principal amount of First Mortgage Bonds issued by Soul Reapers is $1,920,000. The Church has failed to make payments as required under the terms of the Trust Indenture. As a Bondholder, we expected to receive interest and principal payment(s) on time and according to the terms of the Bonds. We did not receive any quarterly interest payments from the issuer for the period ended June 30, 2022. These bonds were sold to OSK in the Asset Sale Agreement.

Real Estate Held for Sale

We record real estate held for sale at the estimated fair value, which is net of the expected expenses related to the sale of the real estate. We recorded an additional $0 and $100,000 impairment on our real estate held for sale for the six month period ended June 30, 2022 and 2021, respectively. We sold our real estate held for sale to OSK in the Asset Sale Agreement.

Dividends

We have elected to operate as a real estate investment trust (REIT), therefore we are required, among other things, to distribute to shareholders at least 90% of “Taxable Income” in order to maintain our REIT status. The dividends declared and paid to shareholders may include cash from origination fees even though they are not recognized as income in their entirety for the period under generally accepted accounting principles in the United States. We did not earn any  origination fees for the six months ended June 30, 2022 and 2021, respectively.

We did not pay any dividends for the period ended June 30, 2022.

We paid a dividend of $.01 for each share held of record on April 28, 2021. The dividend, which was paid April 30, 2021, represents a 0.40% annual rate of return on each share of common stock owned, assuming a purchase price of $10 per share.

On June 27, 2022 the sale was approved by shareholders, the timing of any distributions to ACMC’s shareholders depends on, among other factors, the timing of ACMC performing all of its obligations and requirements after the closing of the Sale and payment of any applicable liabilities and obligations.

The shareholders approved the Sale, subject to the satisfaction of the liabilities of ACMC, the Board intends, although there can be no assurance, to provide for an initial distribution of between $4.6 million and $4.8 million in the aggregate, or approximately $2.75 to $2.89 per share of ACMC’s common stock. The Board anticipates that an initial distribution will be made during the third quarter of 2022 and that a second distribution may be made at a later date prior the end of the calendar year.

Liquidity and Capital Resources

During the six months ended June 30, 2022, total assets decreased by approximately $25,789,000 due primarily to the sale of all our assets to OSK in the Asset Sales Agreement. Liabilities decreased by for the same reason, due to a pay-off of all our secured investor certificates outstanding and our line of credit outstanding.

For the six months ended June 30, 2022, net cash provided by operating activities increased to approximately $7,825,000 from $30,000 from the comparative period ended June 30, 2021, primarily due to the sale of all assets and an increase in losses on operations.

For the six months ended June 30, 2022, net cash provided by investing activities was approximately $33,477,000 compared to $2,055,000 from the comparative six months ended June 30, 2021, due to an sale of all asset from our mortgage loans and bond portfolio.

For the six months ended June 30, 2022, net cash (used for) financing activities increased to approximately $(22,579,000) from $(2,110,000) for the comparative six months ended June 30, 2021, primarily due to the pay-down on our Secured Investor Certificates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Items 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal accounting officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2022. Based on that evaluation, the principal executive officer and the principal accounting officer concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal accounting officer, to allow timely decisions regarding required disclosure. We have limited number of personnel performing finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced disclosure of financial reporting matters. Management is required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures. Management realizes this is a material weakness.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable
(b)	Not Applicable
(c)	Not Applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit

Number Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2022 filed with the Securities and Exchange Commission on August 15, 2022, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2022 and 2021; (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (iv) the Notes to Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2022

AMERICAN CHURCH MORTGAGE COMPANY

By:	/s/ Philip J. Myers
Philip J. Myers
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Marquis
Scott J. Marquis
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)